Form 10-K
period 2003-12-31
PINNACLE AIRLINES CORP
filed 2004-03-09
CIK 1166291

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

                                       or

[ ]       Transition  report  pursuant to Section 13 or 15(d) of the  Securities
          Exchange  Act  of  1934  For  the  transition  period   from__________
          to__________

                        Commission File Number 001-31898
                             PINNACLE AIRLINES CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                             03-0376558
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

    1689 Nonconnah Blvd, Suite 111
          Memphis, Tennessee                                      38132
(Address of principal executive offices)                        (Zip Code)



                                  901-348-4100
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:             Name of each exchange on which registered:
     --------------------             ------------------------------------------
Common Stock, $.01 par value                     Nasdaq National Market

        Securities registered pursuant to section 12 (g) of the Act: None


     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [ X ]                                                  No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $0.0 as of June 30, 2003.

    As of March 8, 2004, 21,892,060 shares of common stock were outstanding.

                       Documents Incorporated by Reference

     Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2003.

                                Table of Contents


Part I ........................................................................4

  Item 1.  Business .......................................................... 4
            Our Company ...................................................... 4
            Our Airline Services Agreement with Northwest .................... 4
            Our Employees .................................................... 9
            Maintenance of Aircraft ......................................... 10
            Training ........................................................ 10
            Safety and Security ............................................. 11
            Insurance ....................................................... 11
            Regulations ..................................................... 11
            Markets and Routes .............................................. 12
            Risk Factors Affecting Our Business ............................. 13

  Item 2.  Properties ....................................................... 19
            Flight Equipment ................................................ 19
            Facilities ...................................................... 19

  Item 3.  Legal Proceedings ................................................ 20
            Environmental Matters ........................................... 20
            Regulatory Matters .............................................. 20

  Item 4.  Submission of Matters to a Vote of Security Holders .............. 20


Part II ..................................................................... 21

  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters .......................................................... 21

  Item 6.  Selected Financial Data .......................................... 22

  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ........................................ 24
            Overview ........................................................ 24
            Basis of Presentation ........................................... 26
            Revenues ........................................................ 27
            Operating Expenses .............................................. 28
            Certain Statistical Information ................................. 29
            Results of Operations ........................................... 30
            Liquidity and Capital Resources ................................. 32
            Critical Accounting Policies .................................... 34
            Forward Looking Statements ...................................... 35

  Item 7A.  Quantitative and Qualitative Disclosure About Market Risk ....... 36

  Item 8.   Financial Statements and Supplementary Data ..................... 37

  Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure ........................................ 61
  Item 9A.  Controls and Procedures ......................................... 61

Part III .................................................................... 62


  Item 10.  Directors and Executive Officers of the Registrant .............. 62

  Item 11.  Executive Compensation .......................................... 62

  Item 12.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters ................................. 62

  Item 13.  Certain Relationships and Related Transactions .................. 62

  Item 14.  Principal Accountant Fees and Services .......................... 62



Part IV ..................................................................... 63


  Item 15.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K ..................................................... 63

  SIGNATURES ................................................................ 69

                                     Part I

Item 1.  Business

     Pinnacle Airlines Corp. and its wholly owned subsidiary, Pinnacle Airlines, Inc. (which operates as "Northwest Airlink"), are collectively referred to in this report as the "Company", "we" and "us" except as otherwise noted. Northwest Airlines Corporation and its subsidiaries are collectively referred to as "Northwest."

Our Company

     We operate an all-regional jet fleet providing regional airline capacity to Northwest and are one of the fastest growing regional airlines in the United States based on year-over-year growth in available seat miles flown. In the year ended December 31, 2003, we had a 56.2% increase in available seat miles flown over the same period in 2002. We provide Northwest with regional airline capacity as a Northwest Airlink carrier at its domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis. We operate a jet fleet of 76 Canadair Regional Jet ("CRJ") aircraft and offer scheduled passenger service with approximately 490 daily departures to 81 cities in 29 states and two Canadian provinces. As of December 31, 2002, we offered service with 51 CRJ aircraft with approximately 334 daily departures to 62 cities in 26 states and two Canadian provinces.

     Pinnacle Airlines Corp. was incorporated in Delaware on January 10, 2002 to be the holding company of Pinnacle Airlines, Inc., which was incorporated in Georgia in 1985. Northwest acquired Pinnacle Airlines, Inc. in April 1997. Since the acquisition, we have provided regional airline service exclusively to Northwest. During the time that Northwest was our majority owner, we were operated as a business unit of Northwest without regard to our stand-alone profitability. Our operations were designed to increase overall Northwest system revenues rather than to maximize our stand-alone profitability.

     During 2003, Northwest transferred 19,400,000 shares, or 89% of our outstanding common stock, to the Northwest Airlines Pension Plan for Contract Employees, the Northwest Airlines Pension Plan for Pilot Employees and the Northwest Airlines Pension Plan for Salaried Employees (collectively, the "Northwest Airlines Pension Plan."). Northwest retained the remaining outstanding shares of our common stock and one share of our Series A preferred stock.

     On November 25, 2003, we completed an initial public offering (the "Offering") of our common stock, par value $.01 per share. In the Offering, the Northwest Airlines Pension Plans sold all of our shares that it received during 2003. We did not receive any proceeds from the Offering.

Our Airline Services Agreement with Northwest

     We provide regional airline services to Northwest under an Airline Services Agreement ("ASA"), which we entered into with Northwest effective March 1, 2002. The terms of the ASA are materially different from the terms of our historical arrangement with Northwest. The initial agreement provided for a term from March 1, 2002, through February 29, 2012 and would have increased the Company's fleet to 95 regional jets by December 31, 2004. During 2003, we entered into certain amendments with Northwest regarding the ASA that, among other things, extended the term of the agreement through December 31, 2017, provided for an increase in the size of our fleet to 129 regional jets by December 31, 2005, eliminated incentive payments based on certain performance criteria and lowered our target operating margin from 14% to 10% effective December 1, 2003. At the end of its term, the ASA automatically extends for additional five-year periods at the option of Northwest.

Item 1. Business

     Our ASA with Northwest provides for the following payments:

     Reimbursement payments: We receive monthly reimbursements for all expenses relating to: passenger aircraft fuel; basic aircraft rentals; aviation liability, war risk and hull insurance; third-party deicing services; CRJ third-party engine and airframe maintenance; hub and maintenance facility rentals; passenger security costs; ground handling in cities where Northwest has ground handling operations; Detroit landing fees and property taxes. Since we are reimbursed by Northwest for the actual expenses incurred for these items, we have no financial risk associated with cost fluctuations.

     Payments based on pre-set rates: We are entitled to receive semi-monthly payments for each block hour and cycle we operate and a monthly fixed cost payment based on the size of our fleet. The term "block hours" refers to the elapsed time between an aircraft leaving a gate and arriving at a gate, and the term "cycles" refers to an aircraft's departure and corresponding arrival. These payments are designed to cover all of our expenses incurred with respect to the ASA that are not covered by the reimbursement payments. The substantial majority of these expenses relate to labor costs, ground handling costs in cities where Northwest does not have ground handling operations, landing fees in cities other than Detroit, overhead and depreciation.

     Margin payments: We receive a monthly margin payment based on the revenues described above calculated to achieve a target operating margin. The target operating margin for the ten months ended December 31, 2002, and the eleven months ended November 30, 2003 was 14%. In conjunction with the Offering, we amended the ASA to lower our target operating margin to 10%, effective December 1, 2003. Under the amended ASA, our target operating margin will be reset to a market-based percentage in 2008, but the reset target operating margin will be no lower than 8% and no higher than 12%.

     Under the ASA, we operate flights on behalf of Northwest. Northwest controls our scheduling, pricing, reservations, ticketing and seat inventories and is entitled to all revenues associated with the operation of our aircraft.

     Through 2007, if our actual costs that are intended to be covered by the revenues we receive based on pre-set rates deviate from the expected costs used in developing those pre-set rates, and as a result our annual operating margin is below the 9% floor or above the 11% ceiling for each year through 2005, or below the 8% floor or above the 12% ceiling for 2006 and 2007, a year-end adjustment in the form of a payment by Northwest or by the Company will be made to adjust our operating margin to the floor or ceiling. Specified amounts are excluded when determining whether our annual operating margin is below the floor or above the ceiling.

     Beginning in 2008, Northwest will not guarantee our minimum operating margin, although we will still be subject to a margin ceiling above the revised target-operating margin.

     If our actual operating margin for any year beginning with 2008 exceeds the revised target operating margin by up to five percentage points, we will make a year-end adjustment payment to Northwest in an amount equal to half of the excess. In addition, should our actual operating margin exceed the targeted operating margin by more than five percentage points, we will pay Northwest all of the excess above five percent. If necessary, we will record an amount each quarter to reflect our right to receive or our obligation to pay this operating margin adjustment payment and any net payment will be made annually. For the years ended December 31, 2002 and 2003, no margin adjustments were required pursuant to the terms of the ASA.

Item 1. Business

     The ASA and the other agreements we have entered into with Northwest to provide us with various ongoing services were made in the context of our being a subsidiary of Northwest and were negotiated in the overall context of the initial contribution of shares to the Northwest Airlines Pension Plans. As a result of Northwest's control of us when these agreements were negotiated, the prices and other terms under these agreements may be different from the terms we might have obtained in arm's-length negotiations with unaffiliated third parties for similar services. Some of these terms may be more favorable to us than those we would have been able to obtain otherwise. When we need to replace these agreements, we will be negotiating with Northwest or third parties on an arm's-length basis, and we may not be able to do so on as favorable terms.

     These agreements generally contain cross-termination provisions such that termination of the ASA will trigger a termination under the relevant agreement. In addition, these agreements generally provide that they will terminate upon a change of control of our company or our affiliates. Other Agreements with Northwest in the notes to our consolidated financial statements, in Item 8 of this Form 10-K includes a summary of the terms contained in our other agreements with Northwest.

     Scope of Agreement

     The ASA covers all of our existing fleet, as well as the 53 additional regional jets scheduled to become part of our fleet by December 31, 2005. We are scheduled to receive 38 CRJs in 2004 and 15 CRJs in 2005. Northwest is entitled to change the timing of the deliveries of the remaining 53 aircraft by either delaying or accelerating the delivery of any aircraft but has agreed to deliver a total of 129 CRJs by December 31, 2005, subject to Northwest receiving the aircraft from Bombardier, the manufacturer of the CRJ, by that time. In addition to those 53 regional jets, at its option Northwest may also add up to 175 additional regional jets to our fleet to be operated by us under the terms of the ASA. However, once we have more than 129 regional jets, Northwest also has the right to reduce the number of regional jets to as few as 129, or fewer in the event of a strike. Northwest is also responsible for scheduling all aircraft covered by the ASA.

     Code-Sharing and Marketing

     Our ASA with Northwest requires us to use its two-letter flight designator code (NW) to identify our flights in the computerized reservation systems, to paint our aircraft with its colors and/or logos and to market and advertise our status as being a part of the Northwest route system. The agreement also gives us a non-exclusive license to fly under the Northwest Airlink name. Under the ASA, passengers on our aircraft participate in WorldPerks, Northwest's frequent flyer program. We do not pay fees with respect to these services.

     Aircraft Financing

     We lease all of our regional jets from Northwest at a fixed monthly rate under the ASA. We also sublease our spare engines from Northwest. The fixed monthly rental rates on our regional jets include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Under the ASA, our aircraft rental expenses are reimbursed in full by Northwest.

     Northwest has obtained long-term financing commitments from Bombardier for all of the additional regional jets that it has agreed to provide to us under the ASA, eliminating the need for us to obtain financing with respect to these aircraft.

Item 1. Business

     Airport Facilities and Ground Handling

     Northwest grants us the right to use facilities that it leases from authorities at various airports. In addition, at a number of airports where Northwest operates, we do not maintain our own ground support equipment and personnel and instead obtain ground handling services from Northwest. These services include gate access, aircraft loading and unloading and passenger enplaning and deplaning services. Under the ASA and our facilities agreements with Northwest, we will be entitled to use Northwest's facilities and obtain ground handling services to fulfill our obligations under the ASA but not to service other carriers or operate flights under our own flight designator code without the approval of Northwest. Northwest will be responsible for all capital and start-up costs at its hub airports and at any other facilities where it elects to provide ground handling services to us. We will be responsible for any capital and start-up costs, excluding jetbridge expenses, associated with any facilities at other airports at which we perform our own ground handling functions.

     At any airport at which we provide our own ground handling services, subject to some exceptions, Northwest can require us at any time, including upon cessation of operating scheduled flights on behalf of Northwest, to use our best efforts to assign or sublease the ground handling facilities to Northwest or its designee.

     Furthermore, Northwest can require us, at any time, to transfer, subject to applicable laws, to Northwest or its designee at no charge any of our airport takeoff or landing slots, route authorities or other regulatory authorizations used for our scheduled flights under the ASA.

     Establishing New Operations

     The ASA provides that we cannot use any of our officers, employees, facilities, equipment or aircraft that are used to provide regional airline services to Northwest in any new operations without the prior written consent of Northwest except as follows: (1) our officers may engage in planning and coordinating such activities, and (2) the following operational and corporate functions of Pinnacle Airlines, Inc. may also be used to support new operations:
(a) information services personnel, equipment and other infrastructure; (b) systems operation control management, personnel (excluding dispatchers) and infrastructure, including but not limited to, facilities and computer systems; and (c) corporate functions specifically defined as those traditionally performed by the tax, treasury, internal audit, purchasing, and corporate education (excluding pilot training performed via simulators) departments. As a result, in order to provide regional airline services to another airline, Pinnacle Airlines Corp. would have to establish new operations that would be largely independent of Pinnacle Airlines, Inc.'s operations and could incur significant incremental costs in the process. Additionally, Pinnacle Airlines Corp. or a subsidiary other than Pinnacle Airlines, Inc. may only provide airline services to other major airlines using aircraft certificated as having
(1) less than 60 seats and (2) a maximum gross takeoff weight of less than 70,000 pounds (or such greater seat or weight limits as may be established under Northwest's collective bargaining agreement with its pilots).

     Further, in the event we provide airline services to other airlines, we have agreed to negotiate in good faith with Northwest an adjustment to our fixed cost reimbursements under the ASA to account for resulting efficiencies. During the term of our ASA, our arrangement with Northwest restricts us and our affiliates from flying under our or another carrier's flight designator code to or from Northwest's domestic hub airports without Northwest's prior written consent. Hub airports are defined as airports to which Northwest, together with its subsidiaries and Northwest Airlink carriers operating under Northwest's designator code, operate an average of more than 50 departures per day during any Northwest schedule period.

Item 1. Business

     Northwest's Ability to Use Other Regional Airlines

     The ASA does not prohibit Northwest from competing, or from entering into agreements with other airlines that would compete with routes we serve. Because our license from Northwest to use the Northwest Airlink name and other trademarks is non-exclusive, Northwest is not prohibited from permitting any other regional airline to operate under the Northwest Airlink name, as Mesaba Airlines does currently.

     Labor Disruption

     If, as a result of a strike affecting our employees, we do not operate more than 50% of our aircraft for more than seven consecutive days or we do not operate more than 25% of our aircraft for more than 21 consecutive days, other than as a result of (1) an Federal Aviation Administration ("FAA") order grounding all commercial flights or all air carriers or grounding a specific aircraft type of all carriers, (2) a scheduling action by Northwest or (3) Northwest's inability to perform its obligations under the ASA as a result of a strike by Northwest employees, the ASA provides that Northwest will have the right to: o terminate the ASA, which would immediately terminate the leases and subleases for all of our CRJs; and o prior to electing to terminate the ASA, immediately terminate the subleases for 79 of our CRJs, and if the strike continues for more than 45 days, terminate the subleases for all but 50 of our CRJs.

     Term and Termination of Agreement; Remedies for Breach

     The initial term of the agreement expires on December 31, 2017, subject to renewal automatically for successive five-year renewal periods, unless Northwest gives us at least two years' advance notice of non-renewal prior to the end of any term. Northwest may terminate the agreement at any time for cause, which is defined as:

   - our failure to make any payment  under any aircraft  lease or  sublease;
   - an event of default by us of any term of any aircraft lease or sublease;
   - an event of default under any of our other  agreements with  Northwest;
   - our failure to make payments under our promissory note to Northwest;
   - our failure to maintain required  insurance  coverages;
   - our  failure  to  comply  with  Northwest's inspection requirements;
   - our failure to operate more than 50% of our aircraft for more than seven consecutive days or our failure to operate more than 25% of our aircraft for more than 21 consecutive days, other than as a result of:
     1) an FAA order grounding all commercial flights or all air carriers or grounding a specific aircraft type of all carriers,
     2)   a scheduling  action by Northwest  or
     3) Northwest's inability to perform its obligations under the airline services agreement as a result of a strike by Northwest employees;
   - suspension or revocation of our authority to operate as an airline by the FAA or DOT;
   - a change of  control of our  company  or our  affiliates,
   - operation by Pinnacle Airlines, Inc. or an affiliate of (1) an aircraft type which causes Northwest to violate its collective bargaining agreement with its pilots or (2) an aircraft certificated as having (A) 60 or more seats or (B) a maximum gross takeoff weight of 70,000 pounds or more (or such greater seat or weight limits as may be established under Northwest's collective bargaining agreement with its pilots); and
   - any replacement of the chief executive officer of either Pinnacle Airlines Corp. or Pinnacle Airlines, Inc. that is not approved by Northwest.

Item 1. Business

     Term and Termination of Agreement; Remedies for Breach (continued)

     Northwest may also terminate the agreement at any time upon our bankruptcy or for any breach of the agreement by us that continues uncured for more than 30 days after we receive notice of the breach; provided that in the case of a non-monetary default, Northwest may not terminate the agreement if the default would take more than 30 days to cure and we are diligently attempting to cure the default. In addition, Northwest and we are both entitled to seek an injunction and specific performance for a breach of the agreement.

     Treatment of Assets upon Termination

     If Northwest terminates the ASA for cause, it will have the right to terminate our leases or subleases for aircraft covered by the agreement at the time of termination and to take possession of these aircraft. We currently sublease all of our regional jets from Northwest, and we currently lease all of our turboprops from third parties. Other Agreements with Northwest in the notes to our consolidated financial statements in Item 8 of this Form 10-K includes a summary of the terms of our turboprop lease agreements. If the ASA is terminated by Northwest for cause, we would lose access to all of our regional jets and, as a result, our business, operations and ability to generate future revenue would be materially adversely affected.

     In addition, in the case of any other termination of the ASA, Northwest will have the right to require us (1) to terminate all leases, subleases and agreements it has with us, (2) to assign, or use our best efforts to assign to it, subject to some exceptions, any leases with third parties for facilities at airports to which we fly scheduled flights on its behalf and (3) to sell or assign to it facilities and inventory then owned or leased by us in connection with the services we provide to Northwest for an amount equal to the lesser of fair market value or depreciated book value of those assets.

     Indemnification

     In general, we have agreed to indemnify Northwest and Northwest has agreed to indemnify us for any damages caused by any breaches of our respective obligations under the agreement or caused by our respective actions or inaction under the ASA.

Our Employees

     As of December 31, 2003, we had approximately 2,250 active employees, including 650 pilots, 370 flight attendants (of whom 90 are part-time), 680 customer service personnel (of whom 430 are part-time), 350 mechanics and other maintenance personnel, 60 dispatchers/crew resource personnel and 140 management and support personnel. The part-time employees work varying amounts of time, but typically are half-time or less employees. As is customary in the airline industry, we also use third parties to provide ground-handling personnel in some stations. Currently, Northwest and Mesaba Airlines provide a majority of these ground handling services.

     Labor costs are a significant component of airline expenses and can substantially impact our results. We believe we have generally good labor relations and high labor productivity. Approximately 76% of our employees are represented by unions.

Item 1. Business

     The following table reflects our principal collective bargaining agreements and their respective amendable dates as of December 31, 2003:


      Employee Group     Number of Employees           Representing Union                 Contract Amendable Date
     ------------------ ---------------------- --------------------------------------   ---------------------------
     Pilots                      650              Air Line Pilots Association                   4/30/2005

     Flight Attendants           370           Paper, Allied-Industrial,Chemical and            7/31/2006
                                               and Energy Workers International Union

     Customer Service            680           Paper, Allied-Industrial, Chemical and       Initial Contract is
                                               Energy Workers International Union         Currently in Negotiation



Maintenance of Aircraft

     Using a combination of FAA-certified maintenance vendors and our own personnel and facilities, we maintain our aircraft on a scheduled and "as-needed" basis. We perform preventive maintenance and inspect our engines and airframes in accordance with our FAA-approved preventive maintenance policies and procedures.

     The maintenance performed on our aircraft can be divided into three general categories: line maintenance, heavy maintenance checks, and engine and component overhaul and repair. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks and any diagnostic and routine repairs. Our technicians and third-party vendors perform all of our line maintenance on the CRJs.

     We contract with an affiliate of Bombardier, the CRJ manufacturer, to perform certain routine maintenance checks on the CRJs for us. These maintenance checks are regularly performed on a scheduled basis that is approved by the manufacturer and the FAA.

     Component overhaul and repair involves sending parts, such as engines, landing gear and avionics to a third-party, FAA-approved maintenance facility for repair or overhaul. We have a time and materials contract with General Electric on our CRJ engines. We are also party to maintenance agreements with various other vendors covering avionics, auxiliary power units and brakes.

     The average age of the regional jets in our fleet is approximately 1.7 years. As we continue to receive new CRJs from Northwest pursuant to the ASA, we will continue to have a young fleet. In general, the CRJ aircraft do not require their first heavy maintenance checks until they have flown approximately 8,000 hours. Our first scheduled heavy airframe structural inspection was September 2003. Since Northwest is required to reimburse us for and pay a margin on these maintenance expenses for our CRJs under the ASA, we expect that the profit we derive from maintenance will be minimal while our fleet is young and will grow as the aircraft age.

Training

     We perform the vast majority of training of our flight personnel in our Corporate Education Center in Memphis, Tennessee and the Memphis, Tennessee simulator center operated by FlightSafety International. FlightSafety International provides some overflow training at various other simulator centers throughout the U.S. at our request. The Memphis simulator center currently includes two CRJ full-motion simulators. Under our agreement with FlightSafety International with regard to the Memphis simulator center, we have first call on all of the simulator time available in the Memphis center. We expect that essentially our entire simulator needs will be met by the Memphis center throughout the delivery stream of the committed aircraft. Instructors used in the Memphis center are typically either professional instructors or trained line pilot instructors.

Item 1. Business

     We provide in-house and outside training for our maintenance personnel and take advantage of manufacturers' training programs offered, particularly when acquiring new aircraft.

     Professional instructors conduct training of mechanics, flight attendants and customer service personnel in the Corporate Education Center.

Safety and Security

     We have taken numerous measures, as required by regulatory authorities, to increase both the safety and security of our operations in the wake of the terrorist attacks of September 11, 2001.

         For example, we have implemented various security enhancements, including:
         -implementation of a system-wide positive bag match program; -reinforcement of all cockpit doors; and
         -implementation   of  strict  in-flight   cockpit  access   procedures,
          including the removal of all cockpit access keys from within the main cabin.

Insurance

     We currently maintain insurance policies for: aviation liability, which covers public liability, passenger liability, hangar keepers' liability, baggage and cargo liability and property damage; war risk, which covers losses arising from acts of war, terrorism or confiscation; hull insurance, which covers loss or damage to our flight equipment; and workers' compensation insurance. The ASA requires that we maintain specified levels of these types of policies.

     Our aviation liability, war risk and hull insurance coverage is obtained through a combined placement with Northwest. Under the ASA, our cost of aviation liability, war risk and hull insurance will be capped at the lower of actual cost and amounts based on the value of our fleet and the number of revenue passengers we carry. Northwest will reimburse us and pay us a margin on these costs. As a result, our operating margin would not be adversely affected if our insurance costs for these items increased.

     We were given the option under the Air Transportation Safety and Stabilization Act, signed into law on September 22, 2001, to purchase certain third-party war risk liability insurance from the U.S. government on an interim basis at rates that are more favorable than those available from the private market. We have purchased this insurance from the FAA as provided under the Act.

Regulations

     We operate under an air carrier certificate issued by the FAA and under commuter air carrier authorization issued by the Department of Transportation ("DOT"). This authorization may be altered, amended, modified or suspended by the DOT if it determines that we are no longer fit to continue operations. The FAA may suspend our revoke our air carrier certificate if we fail to comply with the terms and conditions of our certificate. The DOT has established regulations affecting the operations and service of the airlines in many areas, including consumer protection, non-discrimination against disabled passengers, minimum insurance levels and others. Failure to comply with FAA or DOT regulations can result in civil penalties, revocation of our right to operate or criminal sanctions. In addition, we operate in certain Essential Air Service markets, and our ability to terminate service in those markets is subject to review and approval of the DOT. FAA regulations are primarily in the areas of flight operations, maintenance, ground facilities, security, transportation of hazardous materials and other technical matters. The FAA requires each airline to obtain an operating certificate authorizing the airline to operate at specific airports using specified equipment. Under FAA regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft operated by us that provides for the ongoing maintenance of these aircraft, ranging from frequent routine inspections to major overhauls.

Item 1. Business

     The Transportation Security Administration ("TSA") now regulates civil aviation security under the Aviation and Transportation Security Act. Since the events of September 11, 2001, Congress has mandated and the TSA has implemented numerous security procedures that have imposed and will continue to impose additional compliance responsibilities and costs on airlines. The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain airports, including the major airports at Boston, Washington, D.C., Chicago, Los Angeles, San Diego, Orange County (California) and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances, these restrictions have caused curtailments in services or increases in operating costs, and such restrictions could limit our ability to commence or expand our operations at affected airports. Local authorities at other airports are considering adopting similar noise regulations.

Markets and Routes

     As of December 31, 2003, we operated 76 CRJs serving 81 cities in 29 states and two Canadian provinces out of Northwest's three hubs and our route network spanned the entire eastern half of the United States. We fly as far west as Bismarck, North Dakota, as far east as Bangor, Maine, as far north as Winnipeg, Manitoba and as far south as San Antonio, Texas.

Item 1. Business


Risk Factors Affecting Our Business

     Risks Relating to our Airline Services Agreement ("ASA") with Northwest

     If our ASA with Northwest is terminated, we could lose our only significant source of revenue and earnings, our regional jet fleet, access to our airport facilities, and the services Northwest provides to us.

     We generate substantially all of our revenues under our ASA with Northwest. As a result, if the agreement is terminated, we will have no significant source of revenue or earnings unless we are able to enter into satisfactory substitute arrangements. The current term of the agreement expires on December 31, 2017. A further discussion of our ASA is included in "Business--Our Airline Services Agreement."

     If Northwest terminates the ASA for cause, it will have the right to terminate our leases and subleases with it for the regional jet aircraft covered by the agreement and take immediate possession of these aircraft. We currently sublease all of our regional jets from Northwest. We would also likely lose access to all of the airport facilities (including maintenance facilities) and services provided by Northwest that we are dependent on, such as aircraft dispatch and ground handling services.

     Reduced utilization levels of our aircraft under the ASA would reduce our revenues and earnings.

     Under the ASA, a portion of our revenues from Northwest is derived from our actual flights. A portion of the compensation that we receive from Northwest is based on block hours, cycles and reimbursable expenses that we incur only when we fly. As a result, if Northwest reduces the utilization of our fleet, our revenues and profits would decrease. Northwest is solely responsible for scheduling our flights, but the ASA does not require Northwest to meet any minimum utilization levels for our aircraft.

     Our ASA may cause us to earn lower operating margins than we have targeted, or to experience losses, if some of our future costs are higher than expected and may limit our ability to benefit from improved market conditions or increased operational efficiency. In addition, our target operating margin under the ASA could be reduced beginning in 2008, and our operating margin will not be subject to any guaranteed floor.

     The payments we will receive from Northwest under our ASA based on pre-set rates for block hours, cycles and fixed costs are not based on the actual expenses we will incur in our operations. However, the rates on which these payments are based were determined in a manner intended to cover all of our expenses in respect of the ASA that are not directly reimbursed by Northwest. The ASA also provides that we will earn an operating margin ranging from a floor of 9% to a ceiling of 11%, with a target operating margin of 10%, for 2004 and 2005 and an operating margin ranging from a floor of 8% to a ceiling of 12%, with a target operating margin of 10%, for 2006 and 2007. Our operating margin could be less than the target operating margin for those periods if our actual costs that are intended to be covered by the pre-set rates described above deviate from the expected costs used in developing those pre-set rates. While the capacity purchase business model and targeted operating margins reflected in our ASA with Northwest reduce our financial risk and exposure to fluctuations in many of our variable costs, they also limit our potential to experience higher earnings growth from improved market conditions or increased operational efficiency.

     The rates we will receive for our services under the ASA will be reset in 2008 based on our historical and expected operating costs. In addition, the target operating margin will be reset to a market-based percentage, provided that it will be no lower than 8% and no higher than 12%. In addition, beginning in 2008, Northwest will not guarantee us a minimum operating margin. If the target operating margin is set to achieve less than a 10% target operating margin, our revenues and earnings will decrease beginning in 2008 unless we increase the level of regional airline services we provide.

Item 1. Business

     The ASA and other agreements we entered into with Northwest were not made on an arm's-length basis and may not be representative of future agreements we may enter into.

     The ASA and the other contractual agreements we have with Northwest to provide us with various ongoing services were made in the context of our being a subsidiary of Northwest Airlines Corporation and were negotiated in the overall context of the contribution of shares to the Northwest Airlines Pension Plans. As a result of Northwest Airlines Corporation's control of us when these agreements were negotiated, the prices and other terms under these agreements may be different from the terms we might have obtained in arm's-length negotiations with unaffiliated third parties for similar services. Some of these terms may be more favorable to us than we would have been able to obtain otherwise. When we need to replace these agreements or add additional aircraft, we will be negotiating with Northwest or third parties on an arm's-length basis, and may not be able to replace these agreements or acquire aircraft on as favorable terms, or at all.

     We are dependent on the services that Northwest provides to us.

     We currently use Northwest's systems, facilities and services to support a significant portion of our operations, including our information technology support, dispatching, fuel purchasing, some ground handling services and some of our insurance coverage. If Northwest terminates our ASA and no longer provides these services to us, we may not be able to replace them with services of comparable quality or on terms and conditions as favorable as those we receive from Northwest, or at all.

     A strike at Northwest could prevent us from operating.

     If Northwest experiences a strike that causes it to cease operations, we could be forced to cease or significantly reduce our operations. Northwest provides us with a number of services that we need in order to operate, such as information technology support, dispatching and ground handling. If Northwest were to cease operations, it may not be able to provide these services to us. Since our revenues and operating profits are dependent on our level of flight operations, a strike at Northwest could adversely affect our financial condition during the strike. Northwest has experienced strikes by its employees in the past. On August 28, 1998, Northwest ceased its flight operations as a result of a strike by its pilots represented by the Air Line Pilots Association, International ("ALPA"). The cessation of flight operations lasted 18 days and we ceased our own operations during that period. Northwest's current collective bargaining agreements with its pilots and its employees represented by the International Association of Machinists and Aerospace Workers ("IAM") became amendable during 2003. Northwest is currently engaged in negotiations with ALPA and IAM pursuant to the U.S. Railway Labor Act. Northwest could experience strikes that require it and us to cease operations again in the future.

     Northwest may decide not to grow our fleet beyond 129 CRJs or to use other regional airlines, which could limit Northwest's utilization of our fleet or limit our growth.

     The ASA does not guarantee the growth of our fleet beyond 129 CRJs. Northwest is permitted under the ASA to add an additional 175 CRJs to our fleet on the same economic terms as the first 129 aircraft; however, Northwest may instead choose to offer to lease or sublease any additional CRJs to us on economic terms and with financing commitments that are less favorable to us than those contained in the ASA. In the future, we may also agree to modifications to the ASA that reduce certain benefits to us in order to obtain additional aircraft from Northwest. The ASA does not prohibit Northwest from contracting with other regional airlines to fly any aircraft, including regional jets and turboprops, in any market. Northwest may decide, rather than leasing or subleasing any additional CRJ aircraft to us, that it will lease or sublease the additional aircraft to another regional carrier, such as Mesaba Airlines, which would have a material adverse effect on our ability to grow.

Item 1. Business

     There are constraints on our ability to establish new operations to provide airline services to major airlines other than Northwest.

     The ASA provides that we cannot use any of our officers, employees, facilities, equipment or aircraft that are used to provide regional airline services to Northwest in any such new operations without the prior written consent of Northwest with a few exceptions. Pursuant to the terms of the ASA, in order to provide regional airline services to another airline, Pinnacle Airlines Corp. would have to establish new operations that would be largely independent of Pinnacle Airlines, Inc.'s operations and could incur significant incremental costs in the process. Additionally, Pinnacle Airlines Corp. or a subsidiary other than Pinnacle Airlines, Inc. may only provide airline services to other major airlines using aircraft certificated as having (1) less than 60 seats and
(2) a maximum gross takeoff weight of less than 70,000 pounds (or such greater seat or weight limits as may be established under Northwest's collective bargaining agreement with its pilots).

     Risks Relating to our Industry

     Increased competition in the airline industry could reduce Northwest's need to utilize our services and limit Northwest's desire to expand its relationship with us.

     The airline industry is highly competitive. Northwest competes with other major carriers as well as low fare airlines on its routes, including the routes we fly. Some of these airlines are larger and have significantly greater financial and other resources than Northwest. Competitors could rapidly enter markets we serve for Northwest and quickly discount fares, which could lessen the economic benefit of our regional jet operations to Northwest.

     Increased competition in the regional jet industry could affect our growth opportunities.

     Aside from the restrictions under our ASA with Northwest, our ability to provide regional air service to other major U.S. airline networks is limited by existing relationships that all of the major airlines have with other regional operators. Additionally, some of the major airlines are subject to scope clause restrictions under their collective bargaining agreements with employees that restrict their ability to add new regional jet capacity.

     In addition, new competitors may enter the regional jet industry and our existing competitors may expand their regional jet fleet. Capacity growth by our competitors in the regional jet market would lead to significantly greater competition and may result in lower rates of return in our industry. Further, many of the major airlines are focused on reducing costs, which may also result in lower operating margins in our industry.

Item 1. Business

     We may be affected by factors beyond our control, including weather conditions, increased security measures and U.S. and world conditions and events.

     Like other airlines, we are subject to delays caused by factors beyond our control, such as aircraft congestion at airports, adverse weather conditions and increased security measures. During periods of fog, storms or other adverse weather conditions or air traffic control problems, flights may be cancelled or significantly delayed. To the extent that we reduce the number of our flights for these reasons, our revenues, and hence our profits, will be reduced. We believe that other material risks and uncertainties that could affect us, and could affect whether Northwest provides us with additional aircraft or utilizes our fleet, include the future level of air travel demand, our future load factors and yields, the airline pricing environment, increased costs for security, the price and availability of jet fuel, the possibility of additional terrorist attacks or the fear of such attacks, concerns about communicable disease outbreaks, labor negotiations both at other carriers and us, capacity decisions of other carriers, the general economic condition of the U.S. and other regions of the world, armed conflicts and civil disturbances, foreign currency exchange rate fluctuations, inflation and other factors.

     Many aspects of our operations are subject to increasingly stringent federal, state and local laws. Future regulatory developments could adversely affect operations and increase operating costs in the airline industry. Changes in government regulation imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

     Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involves significant compliance costs. In the last several years, Congress has passed laws, and the DOT and FAA have issued regulations relating to the operation of airlines that have required significant expenditures. In addition to increased costs, the security measures required to be implemented under the Aviation Security Act as well as additional security measures issued by the FAA have resulted in a longer check-in process for passengers and caused delays and disruptions in airline service, which has led to customer frustration and reduced demand for air travel.


     Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs, which could result in Northwest scheduling fewer flights for our company. These and other laws or regulations enacted in the future may harm our business.

     Aviation insurance is a critical safeguard of our financial condition. It might become difficult to obtain adequate insurance at a reasonable rate in the future.

     We believe that our insurance policies are of types customary in the industry and in amounts we believe are adequate to protect us against material loss. It is possible, however, that the amount of insurance we carry will not be sufficient to protect us from material loss.

     Some aviation insurance could become unavailable or available only for reduced amounts of coverage, which would result in our failing to comply with the levels of insurance coverage required by the ASA, our other contractual agreements or applicable government regulations. Additionally, war risk coverage or other insurance might cease to be available to our vendors or might only be available for reduced amounts of coverage.

Item 1. Business


     Risks Relating to Our Company

     We may experience difficulty finding, training and retaining employees, which may interfere with our expansion plans.

     Our business is labor-intensive. We require large numbers of pilots, flight attendants, mechanics and other personnel. We anticipate that our rapid growth, including the addition of 38 aircraft to our fleet in 2004, will require us to locate, hire, train and retain a significant number of new employees over the next several years. If we are unable to hire and retain qualified employees at a reasonable cost, we may be unable to complete our expansion plans, which could adversely affect our operating results and our financial condition.

     Strikes or labor disputes with our employees may adversely affect our ability to conduct our business and could result in the termination of the airline services agreement or in significant reductions in the benefits of the agreement to us.

     If we are unable to reach agreement with any of our unionized work groups on the terms of their collective bargaining agreements, we may be subject to work interruptions or stoppages. Work stoppages may adversely affect our ability to conduct our operations and fulfill our obligations under the ASA. Under the ASA, adverse consequences could result from a strike or a work stoppage, including possible termination of the ASA.

     Increases in our labor costs, which constitute a substantial portion of our total operating costs, may directly impact our earnings.

     Labor costs constitute a significant percentage of our total operating costs. Under the terms of our ASA, an increase in our labor costs over standard industry wages could result in a material reduction in our earnings. Any new collective bargaining agreements entered into by other regional carriers may also result in higher industry wages and increased pressure on our company to increase the wages and benefits of our employees.

     We are highly leveraged, which could hurt our ability to meet our strategic goals.

     As of December 31, 2003, we had a stockholders' deficiency of $48.4 million and our debt accounted for 151.7% of our total capitalization. As of December 31, 2003, we had maturities of our long-term debt of $12 million in each year from 2004 through 2008, and $72 million in 2009, all of which are attributable to our note payable to Northwest. Our high degree of leverage could:

       - limit our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes;
       - divert substantial cash flow from our operations and expansion plans in order to service our debt;
       - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
       - place us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

     Our revolving credit facility with Northwest contains covenants that may limit our operations.

     Our $50 million revolving credit facility with Northwest contains a number of restrictive covenants applicable to us, including limitations on the incurrence of debt, liens, the making of distributions and other transactions. Until this facility is eliminated or replaced, the effect of these covenants is to preclude us from providing airline services to other airlines without obtaining the consent of Northwest. This facility expires December 31, 2005. If not replaced at that time, our continuing operations could be adversely affected.

Item 1. Business

     Our quarterly results of operations will fluctuate.

     The payments we will receive under the ASA are designed to provide us with a target operating margin on an annual basis. However, our quarterly operating margin could differ from the target margin based on a variety of factors, including the timing of capital expenditures and changes in operating expenses, such as personnel and maintenance costs over the course of a fiscal year.

     Due   to   these   factors,    our   quarterly    operating   results   and
quarter-to-quarter comparisons of our operating results may not be good indicators of our annual financial performance. In addition, it is possible that in any quarter our operating results could be below the expectations of investors and any published reports or analyses.

     We may be unable to obtain all of the aircraft, engines, parts or related maintenance and support services we require from Bombardier or General Electric, which could have a material adverse impact on our business.

     We are dependent on Bombardier as the sole manufacturer of all of our regional jets. Any significant disruption or delay in the expected delivery schedule of our regional jet fleet would affect our overall operations and could have a material adverse impact on our operating results and our financial condition. Our operations could also be materially and adversely affected by the failure or inability of Bombardier to provide sufficient parts or related maintenance and support services to us on a timely basis or the interruption of our flight operations as a result of unscheduled or unanticipated maintenance requirements for our aircraft. In addition, the issuance of FAA directives restricting or prohibiting the use of Bombardier aircraft types operated by us would have a material adverse effect on our business and operations.

     We are also dependent on General Electric as the manufacturer of engines on our aircraft. General Electric also provides parts, repair and overhaul services and other types of support services on our engines. The failure or inability of General Electric to provide sufficient parts or related support services on a timely or economically reasonable basis, or the interruption of our flight operations as a result of unscheduled or unanticipated maintenance requirements for our aircraft, could materially adversely affect our operations.


     Website

     Our website address is www.nwairlink.com. All of our filings with the U.S. Securities and Exchange Commission ("SEC") are available free of charge through our website on the same day, or as soon as reasonable practicable after we file them with, or furnish them to, the SEC. Printed copies of our annual Form 10-K may be obtained by submitting a request at our website. Our website also contains our Code of Conduct, which contains the code of business conduct and ethics applicable to all of our directors and employees.

Item 2.  Properties


Flight Equipment

     As shown in the following table, our operating aircraft fleet consisted of 76 regional jets at December 31, 2003.


           Aircraft Type                Number of Aircraft       Standard Seating Configuration
------------------------------------  -----------------------  ------------------------------------

Canadair Regional Jet 200                       35                             50
Canadair Regional Jet 440                       41                             44
                                      -----------------------
                                                76
                                      =======================


     In their standard configurations, CRJ200s are certificated as having 50 seats, while CRJ440s are certificated as having 44 seats. Our CRJ aircraft have an average age of 1.7 years. The 76 CRJ aircraft are, and the additional 53 CRJs that Northwest has agreed to provide to us under the terms of the ASA will be, covered by operating leases expiring upon the termination of our ASA.

Facilities

     We have the following significant dedicated facilities:



                 Location                   Description               Square Footage     Lease Expiration Date
            -------------------- ----------------------------------- -----------------  -------------------------
            Memphis, TN              Corporate Headquarters and           34,000              August 2004
                                     Corporate Education Center
            Memphis, TN           Hangar and Maintenance Facility         41,000             December 2016
            Knoxville, TN         Hangar and Maintenance Facility         55,000         Termination of the ASA
            South Bend, IN        Hangar and Maintenance Facility         30,000         Termination of the ASA
            Ft. Wayne, IN         Hangar and Maintenance Facility         18,000             December 2004
            Detroit, MI                   Parts warehouse                  6,000             February 2005
            Minneapolis, MN                 Office space                   2,150             December 2004

     Also, in connection with the ASA, we entered into facilities use agreements under which we have the right to use Northwest terminal gates, parking positions and operations space at the Detroit, Minneapolis/St. Paul and Memphis airports. These agreements are coterminous with the ASA.

Item 3.  Legal Proceedings


     We are a defendant in various lawsuits arising in the ordinary course of our business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of our management, based on current information and legal advice, that the ultimate disposition of these suits will not have a material adverse effect on our financial position, results of operations or cash flows.

Environmental Matters

     We  are  subject  to  regulation  under  various   environmental  laws  and
regulations, which are administered by numerous state and federal agencies, including the Clean Air Act, the Clean Water Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980. In addition, many state and local governments have adopted environmental laws and regulations to which our operations are subject. We are and may from time to time become involved in environmental matters, including the investigation and/or remediation of environmental conditions at properties used or previously used by us. We are not, however, currently subject to any environmental cleanup orders imposed by regulatory authorities, nor do we have any active investigations or remediations at this time.

Regulatory Matters

     We are subject to regulation under various laws and regulation, which are administered by numerous state and federal agencies, including the FAA and the DOT. We are involved in various matters with these agencies during the ordinary course of our business. While the outcome of these matters cannot be predicted with certainty, it is the opinion of our management, based on current information and past experience, that the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock trades on the NASDAQ Exchange. The table below shows the high and low sales prices for our common stock as reported on the NASDAQ Exchange beginning November 25, 2003, the date following the pricing date of our initial public offering on which trading of our common stock on the NASDAQ Exchange commenced.
                                                         High           Low
                                                         ----           ---
     Fourth Quarter (beginning November 25, 2003)...... $14.05         $11.08

     As of March 1, 2004, there were approximately six holders of record of our common stock.

     We have paid no cash dividends on our common stock and have no current intention of doing so.

     Our Certificate of Incorporation provides that no shares of capital stock may be voted by or at the direction of persons who are not United States citizens unless such shares are registered on a separate stock record. Our Bylaws further provide that no shares will be registered on such separate stock record if the amount so registered would exceed United States foreign ownership restrictions. United States law currently limits to 25% the voting power in us
(or any other  U.S.  airline)  of  persons  who are not  citizens  of the United
States.

2003 Stock Incentive Plan

     We adopted the Pinnacle Airlines Corp. 2003 Stock Incentive Plan (the "Plan") effective November 21, 2003. The Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees or directors of Pinnacle Airlines Corp. or our affiliates. A maximum of 1,152,000 shares of common stock may be subject to awards under the Plan. The maximum number of shares of common stock for which options and stock appreciation rights may be granted during a calendar year to any participant will be 500,000. The number of shares issued or reserved pursuant to the Plan (or pursuant to outstanding awards) is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that expire, terminate or lapse will again be available for grant under the Plan.



                               Number of securities to be     Weighted-average                 Number of securities
                                issued upon exercise of      exercise price of           remaining available for future
                                 outstanding options,       outstanding options,     issuance under equity compensation plans
                                 warrants and rights        warrants and rights    (excluding securities reflected in column (a))
Plan Category                            (a)                       (b)                                  (c)
----------------------------   --------------------------   --------------------   ---------------------------------------------

Equity compensation plans
approved by security holders           858,200                    $14.00                              294,000

Equity compensation plans
not approved by security
holders                                   --                        --                                   --

                               --------------------------   --------------------   --------------------------------------------
Total                                  858,200                    $14.00                              294,000
                               ==========================   ====================   ============================================

Item 6.  Selected Financial Data

     You should read this selected condensed consolidated financial data together with the audited consolidated financial statements and related notes contained in Item 8, "Management's Discussion and Analysis of Financial
Condition and Results of Operations" contained in Item 7 and "Risk Factors Affecting our Business" in Item 1 of this Form 10-K.

     Like other air carriers, we disclose information regarding revenue passengers, revenue passenger miles, available seat miles, passenger load factor and revenue per available seat mile in "Other Data." While this data is often used to assess the financial performance of a major carrier, for a regional carrier such as Pinnacle Airlines, Inc. operating under a capacity purchase agreement, this data is not directly relevant to our revenues or profitability. However, it is provided to indicate the size and scope of our operations.




                                                                          Year ended December 31,
                                                   --------------------------------------------------------------------
                                                       2003          2002         2001          2000         1999
                                                   ------------  -----------  ------------  -----------  --------------
Statement of Operations Data                                      (in thousands, except per share data)

Total operating revenues                            $ 456,770     $  331,568   $  202,050    $ 131,923    $  105,407
Total operating expenses                              392,601        283,912      185,077      117,362        98,920
Operating income                                       64,169         47,656       16,973       14,561         6,487
Non operating income (expense)                         (6,770)         2,672        6,094           67          (323)
Net income                                             35,067         30,785       14,246        9,262         3,663
Basic and diluted net income per share              $    1.60     $     1.41   $     0.65    $    0.42    $     0.17
Shares used in computing basic and diluted net
  income per share                                     21,892         21,892       21,892       21,892        21,892




                                                                            As of December 31,
                                                   --------------------------------------------------------------------
Balance Sheet Data:                                    2003          2002         2001          2000         1999
                                                   ------------  -----------  ------------  -----------  --------------
                                                                             (in thousands)

Cash and cash equivalents                             $31,523         $4,580       $1,891       $8,232       $10,865
Property and equipment                                 34,286         26,631       32,785       24,072        10,366
Total assets                                          127,970        143,284       92,250       64,156        50,731
Lines of credit                                        10,000          4,245        4,245          -             -
Long-term debt, including current maturities          132,000            -             -           122           350
Stockholders' equity (deficiency)                     (48,382)        82,051       55,651       41,405        32,143


Item 6.  Selected Financial Data



                                                                                    Year ended December 31,
                                                            -----------------------------------------------------------------------
                                                                  2003          2002          2001          2000         1999
                                                            --------------  ------------- ------------  ------------  -------------

Other Data:
Revenue passengers (in thousands)                                 4,540          2,938         2,031         1,378         1,147
Revenue passenger miles (in thousands) (1)                    1,797,631      1,091,181       673,395       404,404       318,920
Available seat miles (in thousands) (2)                       2,678,000      1,714,151     1,153,620       687,059       535,218
Passenger load factor (3)                                          67.1%          63.7%         58.4%         58.9%         59.6%
Operating revenue per available seat mile (in cents)              17.06          19.34         17.51         19.20         19.69
Operating costs per available seat mile (in cents)                14.66          16.56         16.04         17.08         18.48
Block hours
      CRJs                                                      210,646        124,889        58,584        10,889           -
      Turboprops (4)                                               -            26,509        66,145        87,913        85,109
Cycles
      CRJs                                                      146,898         85,478        41,238         8,321           -
      Turboprops (4)                                               -            20,262        47,570        66,881        68,106
Average daily utilization (block hours)
      CRJs                                                         8.83           8.47          8.22          9.31           -
      Turboprops (4)                                               -              4.81          7.54          8.29          7.52
Average length of aircraft flight (miles)                           384            353           318           262           238
Number of operating aircraft (end of period)
      CRJs                                                           76             51            30             9           -
      Turboprops (4)                                               -                -             24            28            31

-----------------------------------------------------------------------------------------------------------------------------------
(1) Revenue passenger miles represents the number of miles flown by revenue passengers.
(2) Available seat miles represents the number of seats available for passengers multiplied by the number of miles the seats are flown.
(3) Passenger load factor equals revenue passenger miles divided by available seat miles.
(4) As of December 31, 2002 all Saab turboprop aircraft were removed from our operating fleet.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     Where we are . . .

     We provide Northwest with regional airline capacity as a Northwest Airlink carrier at its domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis. We operate a jet fleet of 76 Canadair Regional Jet ("CRJ") aircraft and offer scheduled passenger service with approximately 490 daily departures to 81 cities in 29 states and two Canadian provinces. For the year ended December 31, 2003, we reported annual net income of $35.1 million, or $1.60 a share. Net income increased $4.3 million, or 13.9%, over 2002 net income of $30.8 million, or $1.41 a share. Annual operating revenue in 2003 reached $456.8 million, up 37.8% from the prior year, yielding operating income of $64.2 million, up 34.7% from the prior year. In 2003, our available seat miles flown increased 56.2% over 2002. We operate in one business segment consisting of scheduled airline passenger service

     We operate for Northwest according to the terms of an airline services agreement ("ASA"), which we entered into effective March 1, 2002. Our passenger revenue consists of (i) reimbursement payments for certain operating expenses incurred in providing regional airline capacity to Northwest and (ii) payments based on pre-set rates for fixed costs, completed block hours and completed cycles. We also receive margin payments on these items intended to achieve a target operating margin. The term "block hours" refers to the elapsed time between an aircraft leaving a gate and arriving at a gate, and the term "cycles" refers to an aircraft's take-off and landing. A more detailed discussion of our ASA can be found in this Form 10-K under Item 1 "Business--Airline Services Agreement."

     The following is a list of certain significant developments in our business during 2003. Item 8, "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" contain a more detailed discussion of these and other events during 2003.

     - Airline Services Agreement ("ASA") with Northwest: We completed our first full year of operations under the ASA. We entered into certain amendments in 2003 that, among other things, extended the term of the agreement through December 31, 2017, eliminated incentive payments based on certain performance criteria, lowered our target operating margin from 14% to 10% effective December 1, 2003, and provided for an increase in the size of our fleet to 129 regional jets by December 31, 2005.

     - Change in our Fleet of Aircraft: Our fleet of aircraft consisted solely of CRJs. We added 25 CRJs to our fleet during 2003, which represents an increase of 49%. We are currently scheduled to receive 38 CRJs in 2004 and 15 CRJs in 2005, representing increases of 50% and 13%, respectively, in the size of our fleet.

     - Settlement of accounts with Northwest: We received a cash payment of $15.4 million and issued a dividend of $15.5 million to Northwest in settlement of all trade balances payable to, or due from, Northwest as of December 31, 2002.

     - Note Payable to Northwest and Line of Credit: We issued a $200.0 million note payable to Northwest as a dividend and we obtained a $50.0 million revolving credit facility ("Revolver") from Northwest.

     - Initial public offering and change in ownership: Northwest ceased to be our majority owner as they transferred 19,400,000 shares, or 89% of our outstanding common stock, to the Northwest Airlines Pension Plans. On November 25, 2003, we completed our initial public offering (the "Offering") and the Northwest Airlines Pensions Plans sold their shares of our common stock. We did not receive any of the proceeds from the Offering.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Where we are . . (continued).

     Northwest Capital Contribution: In connection with the Offering, we received a capital contribution of $50.0 million from Northwest, which we used to reduce the outstanding principal balance on our note payable to Northwest.

     Where we're going . . .

     Operating a fleet of all-regional jet aircraft with strong operational performance and cost efficiency is crucial to our growth. Northwest has indicated its commitment to regional jets as part of its core strategy by placing firm orders on 129 CRJs, all of which have been committed to us, and acquiring options for an additional 175 CRJs. We believe that continued strong operational performance and cost efficiency are necessary for us to be well positioned to compete for the additional 175 CRJ aircraft that Northwest has on option, which have not yet been exercised or committed to any regional airline.

     Another element of our growth strategy is to seek opportunities to provide regional airline service to other major carriers. Subject to certain restrictions, our ASA allows us to establish separate operations to provide airline services to other major carriers. We intend to actively pursue opportunities with other major airlines that are interested in entering into a business relationship with a high quality, cost-efficient regional airline partner.

     We are committed to communication, personal development and respect for all of our People. We intend to continue to work with our People to achieve high levels of operating performance and customer service at the lowest possible cost consistent with achieving our service objectives. Our Corporate Education Center will be instrumental in training and developing our People to meet these objectives.

     We currently are the only operator of 44-seat and 50-seat CRJs as a code-share partner of Northwest. Mesaba Airlines, in which Northwest owns a 28% equity interest, also operates as a regional code-share partner of Northwest, operating out of the same three hub airports from which we operate. Mesaba Airlines operates Saab 340 turboprop aircraft and 69-seat AVRO regional jets. Additionally, Northwest code-shares with other regional airlines in other regions of the United States, operating various types of aircraft. We have no assurance that Northwest will not expand those relationships in competition with us, or that Northwest will not establish relationships with other regional carriers, including awarding them future deliveries of the 175 CRJs on which it has option.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Basis of Presentation

     The historical financial information does not reflect what our financial position, results of operations and cash flows would have been had we been a stand-alone entity during the periods presented. During the time that it was our majority owner, Northwest operated us as a business unit of Northwest without regard to our stand-alone profitability. Our operations were designed to increase overall Northwest system revenues rather than to maximize our stand-alone profitability. Under our previous capacity purchase arrangements Northwest retained the ability to adjust the revenues and margins we would receive under those arrangements. In contrast to the prior arrangements, the ASA establishes the compensation structure for our services throughout the term of the agreement in a manner designed to better align our revenues and earnings with our underlying cost drivers, such as block hours and cycles.

     Our statements of operations for the years ending December 31, 2003, 2002 and 2001 can be compared as follows:



                                                               Increase/                 Increase/
                                                              (Decrease)                (Decrease)
                                                     2003      2002-2003      2002       2001-2002      2001
                                                  ----------- ------------ ------------ ------------ -----------
Operating revenues:
  Passenger                                       $  450,611                $  325,386                $ 198,271
  Other                                                6,159                     6,182                    3,779
                                                  -----------              ------------              -----------
Total operating revenues                             456,770      37.8%        331,568     64.1%        202,050


Operating expenses:
  Salaries, wages and benefits                        83,316      20.6%         69,086     21.4%         56,915
  Aircraft fuel and taxes                             55,007      62.1%         33,932     50.2%         22,588
  Aircraft maintenance, materials and repairs         14,116       6.3%         13,276    (35.7%)        20,661
  Aircraft rentals                                   136,273      56.6%         87,016    114.2%         40,628
  Other rentals and landing fees                      29,255      28.2%         22,818    166.9%          8,548
  Ground handling services                            44,622      90.5%         23,422    336.0%          5,372
  Depreciation and amortization                        2,912     (52.6%)         6,141     36.3%          4,505
  Government reimbursements                           (1,114)       -              -         -              -
  Other                                               28,214       0.0%         28,221      9.1%         25,860
                                                  -----------              ------------              -----------
Total operating expenses                             392,601      38.3%        283,912     53.4%        185,077
                                                  -----------              ------------              -----------

Operating income                                      64,169      34.7%         47,656    180.8%         16,973
Nonoperating income (expense)                         (6,770)   (353.4%)         2,672    (56.2%)         6,094
                                                  -----------              ------------              -----------

Income before income taxes                            57,399      14.0%         50,328    118.2%         23,067
Income tax expense                                    22,332      14.3%         19,543    121.6%          8,821
                                                  -----------              ------------              -----------
Net income                                        $   35,067      13.9%     $   30,785    116.1%      $  14,246
                                                  ===========              ============              ===========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Revenues

     In our historical statements of income, passenger revenues have been derived from our capacity purchase arrangements with Northwest and since March 1, 2002 have been derived under our ASA. Other revenues have primarily consisted of ground handling services that we provide to Northwest and Mesaba Airlines at some airports and cargo fees, which were eliminated when we entered the ASA. Ground handling revenues accounted for less than 2% of our total revenues. We will continue to account for our ground handling services in other revenues.

     The number of aircraft we operate will continue to have the largest effect on the growth in our passenger revenue. A significant portion of the payments we receive from Northwest are based on the actual operation of our aircraft. Northwest is solely responsible for scheduling flights, and the ASA does not require Northwest to meet any minimum utilization levels for our aircraft. As noted in the discussion of our ASA, we receive reimbursement of certain operating expenses necessary to provide regional airline capacity to Northwest and payments based on pre-set rates for fixed costs, completed block hours and completed cycles. We also receive margin payments on these items which are intended to achieve a target operating margin. Our operating results are not affected by any seasonality trends historically associated with the airline industry.

     The following is a summary of our passenger revenue by type, which includes margin, for the year ending December 31, 2003, which was our first full year of operations under an ASA (in thousands):

Reimbursement payments                                      $ 296,257

Payments based on pre-set rates                               154,354
                                                           -----------
Total passenger revenue                                     $ 450,611
                                                           ===========

The following summarizes our 2003 passenger revenue associated with the reimbursement of operating expenses incurred under the ASA:



                                                        Year Ending December 31, 2003
                                                -----------------------------------------------


                                                  Reimbursed     Unreimbursed       Total
                                                --------------- --------------- ---------------
                                                                 (in thousands)
Operating expenses:

  Salaries, wages and benefits                  $         -     $      83,316   $      83,316

  Aircraft fuel and taxes                              54,731             276          55,007

  Aircraft maintenance, materials and repairs           6,548           7,568          14,116

  Aircraft rentals                                    136,273             -           136,273

  Other rentals and landing fees                       16,512          12,743          29,255

  Ground handling services                             33,223          11,399          44,622

  Depreciation and amortization                           -             2,912           2,912

  Government reimbursements                            (1,000)           (114)         (1,114)

  Other                                                 9,600          18,614          28,214
                                                --------------- --------------- ---------------
                                                 $    255,887   $     136,714   $     392,601
                                                                =============== ===============

  Margin on expense reimbursements                     40,370

                                                ---------------
  Passenger revenue from expense reimbursements  $    296,257
                                                ===============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Operating Expenses

     Our operating expenses include costs relating to wages, salaries and benefits, aircraft rent and maintenance, fuel, hub facility and other rentals, ground handling services, passenger liability, war risk and hull insurance. Our operating expenses are as set forth above.

     Salaries, wages and benefits. This expense includes employee salaries, wages and benefits, as well as employee incentives and payroll taxes. These expenses will fluctuate, based primarily on our level of operations and changes in wage rates for contract and non-contract employees. Under the ASA, employee bonuses and incentives exceeding levels specified in the ASA and employee salaries exceeding standard industry wages will be excluded when determining whether our annual operating margin is below the applicable floor or above the applicable ceiling.

     Aircraft fuel and taxes. This expense includes the cost of aircraft fuel, associated fuel taxes and into-plane fees. Under the ASA, our passenger fuel expense will be the lower of the actual cost or $0.78 per gallon and will be reimbursed in full by Northwest; any excess over $0.78 is borne by Northwest and does not yield a margin to us.

     Aircraft maintenance, materials and repairs. Maintenance-related expenses include all facilities, parts, materials, tooling and spares and use of auxiliary power required to maintain our aircraft. Third-party engine and airframe heavy maintenance provided by General Electric and Bombardier for our CRJ aircraft will be reimbursed in full by Northwest under the ASA. The average age of our CRJ aircraft is 1.7 years and will continue to be low as we take delivery of additional new aircraft. We expect that many parts and maintenance requirements associated with the CRJs will be covered under the manufacturers' warranties during the first few years of operation and, therefore, our total maintenance costs will be relatively low. Our maintenance costs will increase as our fleet ages and these warranties expire.

     Other rentals and landing fees. This expense is comprised of landing fees paid to airport authorities, as well as rental fees paid for airport and maintenance facilities.

     Aircraft rentals. All of our CRJ aircraft are operated under long-term leases with Northwest. Our Saab aircraft, which were removed from our operating fleet as of December 31, 2002, were leased from third parties. Under the ASA, we will lease or sublease all of our future deliveries of aircraft from Northwest. Our lease payments associated with CRJ aircraft deliveries are fixed. The monthly rental rates on our CRJs include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Northwest reimburses our aircraft rental expense in full pursuant to the terms of our ASA.

     Ground handling services. This expense includes ground handling fees and deicing services provided at certain airports. Northwest has agreed to provide ground handling services to us at a fixed price at some non-hub airports where Northwest has station operations. Certain of these costs are included in the block hour and cycle rates that we will receive from Northwest.

     Other. This expense primarily includes insurance costs and recruitment, property taxes and training expenses. Under the ASA, our cost of aviation liability, war risk and hull insurance and property taxes will be reimbursed by Northwest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Certain Statistical Information

     Information with respect to our operating expenses per available seat mile is as follows:


                                                                                   Year ended December 31,
                                                                 -----------------------------------------------------------
                                                                    2003        2002        2001        2000        1999
                                                                 ----------  ----------  ----------  -----------  ----------
Operating expenses per available seat mile (in cents):

    Salaries, wages and benefits                                      3.11        4.03        4.93        5.67        5.75

    Aircraft fuel and taxes                                           2.05        1.98        1.96        1.83        1.79

    Aircraft maintenance, materials and repairs                       0.53        0.77        1.79        2.68        3.66

    Aircraft rentals                                                  5.09        5.08        3.52        3.19        3.45

    Other rentals and landing fees                                    1.09        1.33        0.74        0.82        0.95

    Ground handling services                                          1.67        1.37        0.47        0.16        0.14

    Depreciation and amortization                                     0.11        0.36        0.39        0.48        0.56

    Government reimbursement                                         (0.04)         -           -           -           -

    Other                                                             1.05        1.64        2.24        2.25        2.19
                                                                 ----------  ----------  ----------  -----------  ----------
        Total Operating Expenses                                     14.66       16.56       16.04       17.08       18.49
                                                                 ==========  ==========  ==========  ===========  ==========


     Under the Airline Stabilization Act that was enacted following the events of September 11, 2001, we received a total of $5.6 million in compensation payments, which is included in non-operating income (expense) in our 2001 statement of income.

     During 2002, the Department of Transportation enacted legislation requiring the strengthening of cockpit doors. We have modified our cockpit doors as required by this legislation, and, in December 2002, we received a reimbursement payment of $0.7 million for costs incurred complying with this legislation. In September 2003, we received an additional payment of $0.5 million. These reimbursements offset substantially all of our direct costs associated with the modifications required by this legislation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     2003 Compared to 2002

     An increase in operating revenue of $125.2 million was primarily caused by the addition of 25 CRJ aircraft and provisions of our ASA with Northwest, which became effective March 2002 and was in place for all of 2003. This increase was partially offset by the decrease in revenue from the removal of Saab aircraft from our fleet. CRJ block hours and cycles increased by 68.7% and 71.9%, respectively, which accounted for increased revenue of $12.8 million and $10.4 million, respectively. As previously noted, our ASA was amended at the time of our public offering to reduce our target operating margin from 14% to 10% effective December 1, 2003. This reduction in target margin lowered our 2003 passenger revenue and operating income by $2.0 million.

     Revenue associated with expense reimbursements increased by 61.4%, which accounted for increased revenue of $112.7 million. The margin associated with block hours, cycles, and expense reimbursements accounted for the remaining increase in operating revenue in 2003, which was partially offset by the elimination of performance incentives in 2003. Performance incentives accounted for approximately $3.5 million of passenger revenue during 2002. Passenger revenue per CRJ block hour for the years ending December 31, 2003 and 2002 were $2,139 and $2,286 respectively, which represents a decrease of approximately 6.4%.

     Operating Expenses. The increase in operating expenses during 2003 was primarily due to the increase in the size of our aircraft fleet. Operating expenses for the year ended December 31, 2003 included significant increases related to the growth of our fleet, including higher wages and benefits, ground handling services, hub fees, fuel costs, landing fees and aircraft rentals. The increase in operating expenses was partially offset by a decrease in expense for aircraft maintenance, depreciation and the refund of previously paid passenger screening costs. The increases in wages and benefits, ground handling, fuel costs, landing fees and aircraft rentals were primarily due to the increase in our CRJ fleet, while hub facility fees increased pursuant to the terms of the ASA. Operating expense per available seat mile decreased by 11.5% or 1.91 cents per mile. This decrease is due primarily to the removal of Saab aircraft from our fleet, which have fewer seats than the CRJ aircraft..

     Salaries, wages and benefits increased primarily due to the increase in the number of CRJ pilots, flight attendants and mechanics and wage rate and benefit increases. The number of pilots, flight attendants and mechanics increased by 11%, 42% and 11%, respectively.

     Aircraft fuel and tax expense increased primarily due to increased block hours and the higher burn rate associated with jet equipment.

     Aircraft maintenance, materials and repairs increased primarily due to the increase in the size of our fleet and reflects the fact that our CRJs are still covered by the manufacturers' warranties.

     Aircraft rental expense increased primarily due to 25 additional leased CRJ aircraft and higher CRJ rental rates under the ASAs. The increase in aircraft rental expense was partially offset by the decrease in rent associated with our leased Saab aircraft, which were removed from our fleet prior to 2003.

     Other rentals and landing fees increased primarily due to capacity increases and increased hub facility fees as provided by the terms of our ASA.

     Ground handling services increased primarily due to increased flying associated with the growth of the CRJ fleet.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations (continued)

     2003 Compared to 2002 (continued)

     Depreciation and amortization expense decreased primarily due to increased depreciation of approximately $2.4 million during 2002 on our flight equipment to coincide with the removal of the Saab aircraft from our fleet. The decrease was partially offset by the increased depreciation on aircraft spares, tools and equipment for the CRJ aircraft.

     Other expenses decreased primarily due to an increase in property taxes of $1.1 million, which was more than offset by a decrease in other expenses, primarily passenger liability insurance.

     2002 Compared to 2001

     An increase in operating revenue of $129.5 million was primarily caused by the addition of 21 CRJ aircraft and entering the ASA with Northwest, offset by the reduction of 24 Saab aircraft from our operating fleet.

     Operating Revenues. Operating revenue increased primarily due to the increased flying of CRJs and entering the ASA with Northwest in March 2002. The increase in operating revenue during 2002 was partially offset by the decrease in revenue from the transition of the Saab aircraft out of our active fleet. CRJ block hours and cycles increased by 113.2% and 107.3%, respectively, which accounted for increased revenue of $8.5 million and $9.0 million, respectively. The remaining revenue increase is primarily due to revenue associated with expense reimbursements and margin of $124.1 million and $33.0 million, respectively. CRJ passenger revenue per CRJ block hour increased from $1,904 to $2,286, or 20.1%, while our Saab passenger revenue per Saab block hour increased from $1,310 to $1,503, or 14.7%.

     Operating Expenses. Operating expenses increased primarily due to the increase in the size of our aircraft fleet and entering the ASA with Northwest in March 2002. The year ended December 31, 2002 included significant expenses related to the growth of our fleet, including higher wages and benefits, ground handling and deicing expenses, hub fees, fuel costs and aircraft rentals. Operating expense per available seat mile increased by 0.52 cents, or 3.2%. This increase was primarily due to an increase in expense per available seat mile of
1.56 cents and 0.90 cents for aircraft rentals and ground handling expenses, respectively. The increases in aircraft rental and ground handling expenses were due to the increase in our CRJ fleet, while hub facility fees increased pursuant to the terms of the ASA. The increase in operating expenses was partially offset by a decrease in expense per available seat mile of 0.90 cents and 1.02 cents for salaries, wages and benefits and aircraft maintenance, respectively.

     Salaries, wages and benefits increased primarily due to the increase in the number of CRJ pilots, flight attendants and mechanics and wage rate and benefit increases.

     Aircraft fuel and tax expense increased primarily due to increased block hours and the higher burn rate associated with jet equipment.

     Aircraft maintenance, materials and repairs decreased primarily due to the reduction in the size of our Saab fleet. In addition, maintenance expense reflects the fact that our CRJs are still covered by the manufacturers' warranties.

     Other rentals and landing fees increased primarily due to capacity increases and increased hub fees pursuant to our March 2002 ASA with Northwest.

     Aircraft rental expense increased primarily due to 21 additional leased CRJ aircraft and higher CRJ rental rates under the March 2002 ASA. The increase in aircraft rental expense was partially offset by the removal of Saab aircraft from our fleet, which was completed by the end of 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations (continued)

     2002 Compared to 2001 (continued)

     Ground handling services increased primarily due to increased flying associated with the growth of the CRJ fleet and the higher rates provided for in the ASA for ground handling services at airports serviced by Northwest,

     Depreciation and amortization expense increased due to increased depreciation on our flight equipment to coincide with the removal of the Saab aircraft from our fleet. Additionally, depreciation increased with additional aircraft spares, tools and equipment for the CRJ aircraft, offset by a reduction in amortization of goodwill expense of $0.7 million due to the adoption of Statement of Financial Accounting Standards No. 142.

     Other expenses increased primarily due to an increase in passenger liability and hull insurance of $3.1 million and an increase in property taxes of $0.8 million, offset by a decrease in all other expenses of $1.5 million.

Liquidity and Capital Resources

     As of December 31, 2003, we had $31.5 million in cash and cash equivalents. Net cash provided by operating activities was $50.1 million during the year ended December 31, 2003, due primarily to cash provided by net income of $35.1 million and depreciation of $2.9 million, and changes in operating assets and liabilities of $10.1 million. As noted in our discussion of significant developments during 2003, we settled all trade balances with Northwest during January 2003, from which we received a cash payment of $15.4 million and issued a dividend of $15.5 million to Northwest.

     Debt and lease obligations. The following chart details our debt and lease obligations on a pro forma basis at December 31, 2003. In addition, operating lease information includes scheduled deliveries of aircraft under the ASA through December 2005 at the basic aircraft rental rate provided in the ASA. Under our ASA, amounts relating to operating leases will be directly reimbursed by Northwest.


                                                                  Payments Due by Period
                                                                      (in thousands)
                                         ------------------------------------------------------------------------
                                             Total       Less than 1     2-3 years     4-5 years   After 5 years
                                                             year
                                         ------------   ------------   -------------  -----------  --------------
Contractual Obligations:
Line of credit (1)                        $   10,000     $       -       $   10,000   $      -     $        -
Long term debt                               132,000         12,000          24,000       24,000          72,000
Operating leases (2)                       3,757,290        206,766         540,673      548,131       2,461,720
                                         ------------   ------------   -------------  -----------  --------------
  Total contractual cash obligations      $3,899,290       $218,766        $574,673     $572,131      $2,533,720
                                         ============   ============   =============  ===========  ==============

(1) Borrowings outstanding as of December 31, 2003, under our revolving credit facility with Northwest, which expires December 31, 2005.

(2) As of December 31, 2003, our obligations relating to operating leases, excluding future scheduled deliveries of aircraft under the airline services agreement, were as follows (in thousands):

                                                         Less than 1
                                             Total           year        1-3 years     4-5 years   After 5 years
                                         ------------   ------------   -------------  -----------  --------------
                                          $2,275,109       $163,558        $326,001     $325,531      $1,460,019


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations (continued)

     Liquidity and Capital Resources (continued)

     Borrowings under the Revolver from Northwest will bear interest at a rate equal to the higher of the prime rate published by JPMorgan Chase or the most recent overnight funds rate offered to JPMorgan Chase plus 1.0% per annum. We are required to use our best efforts to obtain a replacement credit facility with a third party lender at the earliest time possible. The revolving credit facility contains a number of restrictive covenants applicable to Pinnacle, including limitations on the incurrence of debt and liens, the making of distributions and other transactions. The term of our revolving credit facility extends through December 2005.

     The current terms of our note payable to Northwest, which were amended at the time of the Offering, requires quarterly principal payments of $3.0 million through September 2009 with the remaining principal balance due December 2009. The note payable also requires monthly payments to the extent that our cash and cash equivalents balance exceeds $50.0 million. The note accrues interest at the rate of 3.4%, which is payable quarterly

     Operating activities. Net cash provided by operating activities was $0.05 million in the year ended December 31, 2002, due primarily to cash provided by net income of $30.8 million and depreciation of $6.1 million, offset by an increase in net receivables of $40.6 million primarily due to a change in cash management policy implemented by Northwest following September 11, 2001. Net cash used in operating activities was $8.6 million in the year ended December 31, 2001, due primarily to cash provided by net income of $14.2 million and depreciation and amortization of $4.5 million, offset by an increase in net receivables of $34.7 million primarily due to the 2001 change in Northwest's cash management policy.

     Investing activities. Investing activities consisted primarily of rotable (renewable) parts purchases of $9.1 million, $4.4 million and $8.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The remaining balance of investing activities consisted primarily of ground equipment purchases related to the new CRJ aircraft.

     Financing activities. Cash used in financing activities for the year ended December 31, 2003 totaled $12.2 million. We made principal payments to Northwest on our note payable in the amount of $18.0 million during 2003 and received a $50.0 million capital contribution from Northwest in conjunction with our
Offering, which we applied to our note payable. During 2003, we had net borrowings of approximately $5.8 million under our lines of credit. Cash provided by financing activities for the year ended December 31, 2002 totaled $7.2 million and consisted primarily of the utilization of manufacturer credits extended to Northwest for purchase of CRJ aircraft parts from that manufacturer. Cash provided by financing activities for 2001 totaled approximately $15.2 million and consisted primarily of the utilization of $11.1 million of manufacturer credits extended to Northwest and $4.2 million of proceeds from borrowings under a line of credit with a bank. This amount was partially offset by payment of $0.1 million of long-term debt obligations. As of December 31, 2003, we had a $40.0 million of available borrowings under our revolving credit facility with Northwest and $0.9 million of standby letters of credit outstanding. As of December 31, 2003, our borrowings under the credit facility had an interest rate of 5.0%.

     Capital commitments. We expect capital expenditures for 2004 to be approximately $16.0 million, primarily relating to CRJ aircraft rotable and expendable parts and tooling, software application and automation infrastructure projects and maintenance and ground equipment. We are expecting to fund these expenditures with cash flows generated from our operations.

     Off-Balance Sheet Arrangements. None of our operating leases are reflected on our balance sheet. We are responsible for all maintenance, insurance and other costs associated with operating these aircraft; however, we have not made any residual value or other guarantees to our lessors. We have no other off-balance sheet arrangements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Critical Accounting Policies

     General. Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified the accounting policies below as critical to our business operations and an understanding of our results of operations. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require judgment. The discussion below is not intended to be a comprehensive list of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Item 8 "Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- Note 2".

     Revenue recognition. We recognize our passenger revenue as services are provided pursuant to the terms of our ASA with Northwest, as discussed in Item 1 "Our Airline Services Agreement." Revenue recognition involves the use of estimates and assumptions, including estimates of revisions to revenue over the course of a fiscal year to reflect the operating margins provided for in the ASA and estimates of certain expense reimbursements. Previous estimates of revenues earned from Northwest have been consistent with amounts ultimately realized.

     Maintenance. We record maintenance and repair costs for our equipment and for our leased equipment as the costs are incurred. When parts and equipment on the aircraft become unserviceable or are due for scheduled maintenance, they are removed and replaced with serviceable parts from inventory. The parts in need of repair are sent to repair vendors, and a liability for that repair cost is recognized in that calendar month. In the event that an actual quote is received, the accrual will be based on the quote. Typically, repair costs are initially estimated based on the historical cost of a like repair for that specific part. The initial estimate is replaced by a quote from the repair vendor after they inspect the part and determine what the actual cost will be. The accrual is adjusted accordingly. Accruals are carried until the invoice is received, approved and paid. Previous estimates of repair costs have proven to be materially consistent with amounts ultimately paid.

     Certain maintenance costs are covered by power-by-the hour contracts. The power-by-the-hour contracts dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement. Individual contracts are of varying terms and payment procedures and typically require a monthly payment based upon a specific operating statistic incurred. Accordingly, such payment amounts are expensed as incurred. On average, power-by-the-hour arrangements represent approximately 50% of our maintenance, materials and repair costs. These contracts reduce the subjectivity of maintenance repair accruals and increase the predictability of maintenance expense.

     Spare parts. Non-renewable spare parts and maintenance supplies are recorded as inventory when they are purchased and we charge the costs to operations as this inventory is used. An allowance for obsolescence is provided over the remaining estimated useful life of the related aircraft equipment, for spare parts expected to be on hand at the date the aircraft are retired from service, plus allowances for spare parts currently identified as obsolete or excess. We will continue to analyze the reasonableness of these estimates as we gain more experience with our CRJ fleet.

     Property and equipment. We record property and equipment, which include rotable spare parts, at our cost. We depreciate these assets to their estimated residual values based on our estimate of the useful lives or the lease terms of the aircraft, as appropriate. We will continue to analyze the reasonableness of these estimates as we gain more experience with our CRJ fleet.

Item 7. Mangement's Discussion and Analysis of Financial Condition and Results of Operations


Critical Accounting Policies (continued)

     In addition, we have made certain other estimates that, while not involving the same degree of judgment, are important to understanding our financial statements. We continually evaluate our accounting policies and the estimates we use to prepare our consolidated financial statements. Our estimates as of the date of the financial statements reflect our best judgment after giving consideration to all currently available facts and circumstances. As such, actual results may differ significantly from these estimates and may require adjustment in the future, as additional facts become known or as circumstances change. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented above relating to them.

Forward Looking Statements

     Statements in this Form 10-K report (or otherwise made by Pinnacle Airlines or on Pinnacle Airline's behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

     You should understand that many important factors, in addition to those discussed in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of the potential factors that could affect our results are described in Item 1 "Business - Risk Factors" and in this item under "Overview." In light of these risks and uncertainties, and others not described in this report, the forward-looking events discussed in this report might not occur, might occur at a different time, or might be of a different magnitude than presently anticipated.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     We are not subject to any significant degree to market risks such as commodity price risk (e.g., aircraft fuel prices) and interest rate risk.

     Aircraft fuel. Under the ASA, Northwest bears the economic risk of our passenger aircraft fuel price fluctuations as our future passenger fuel costs are reimbursed by Northwest and capped at $0.78 per gallon.

     Interest rates. All of our CRJs are operated under long-term operating leases with Northwest. Our Saab aircraft, which are being subleased to Mesaba Airlines, are leased from a third party. We also anticipate leasing all of our future deliveries of aircraft. Under the ASA, the lease payments associated with aircraft deliveries are fixed. We do not hold long-term interest sensitive assets and, therefore, we are not exposed to interest rate fluctuations for our assets. The note payable we issued to Northwest bears interest at a fixed rate, but loans under our revolving credit facility bear interest at a floating rate. We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

Item 8.  Financial Statements and Supplementary Data




Report of Independent Auditor .............................................. 38

Consolidated Statements of Income .......................................... 39
         for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets ................................................ 40
         as of December 31, 2003 and 2002

Consolidated Statements of Stockholders' Equity (Deficiency) ............... 42
         for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows ...................................... 43
         for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements ................................. 44

                         Report of Independent Auditors


Board of Directors
Pinnacle Airlines Corp.

     We have audited the accompanying consolidated balance sheets of Pinnacle Airlines Corp. (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2 to the consolidated financial statements in 2002, the Company adopted Statement of Financial Standards No. 142.




/s/ Ernst & Young LLP

January 21, 2004
Memphis, Tennessee

                             Pinnacle Airlines Corp.

                        Consolidated Statements of Income

                      (in thousands, except per share data)



                                                                            Year Ended December 31,
                                                                  ----------------------------------------
                                                                      2003          2002           2001
                                                                  ------------  ------------   -----------
Operating revenues:
  Passenger                                                       $  450,611        325,386       198,271
  Other                                                                6,159          6,182         3,779
                                                                  ------------  ------------   -----------
Total operating revenues                                             456,770        331,568       202,050

Operating expenses:
  Salaries, wages and benefits                                        83,316         69,086        56,915
  Aircraft fuel and taxes                                             55,007         33,932        22,588
  Aircraft maintenance, materials and repairs                         14,116         13,276        20,661
  Aircraft rentals                                                   136,273         87,016        40,628
  Other rentals and landing fees                                      29,255         22,818         8,548
  Ground handling services                                            44,622         23,422         5,372
  Depreciation and amortization                                        2,912          6,141         4,505
  Government reimbursements                                           (1,114)          -               -
  Other                                                               28,214         28,221        25,860
                                                                  ------------  ------------   -----------
Total operating expenses                                             392,601        283,912       185,077
                                                                  ------------  ------------   -----------

Operating income                                                      64,169         47,656        16,973

Nonoperating income (expense)
  Airline Stabilization Act funds                                       -              -            5,591
  Interest income                                                        230          3,001           559
  Interest expense                                                    (7,387)          (409)         (443)
  Miscellaneous income, net                                              387             80           387
                                                                  ------------  ------------   -----------
Total nonoperating income                                             (6,770)         2,672         6,094
                                                                  ------------  ------------   -----------

Income before income taxes                                            57,399         50,328        23,067
Income tax expense                                                    22,332         19,543         8,821
                                                                  ------------  ------------   -----------
Net income                                                        $   35,067    $    30,785    $   14,246
                                                                  ============  ============   ===========
Basic and diluted net income per share                            $     1.60    $      1.41    $     0.65
                                                                  ============  ============   ===========
Shares used in computing basic and diluted net income per share       21,892         21,892        21,892
                                                                  ============  ============   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                             Pinnacle Airlines Corp.

                           Consolidated Balance Sheets

                        (in thousands, except share data)



                                                                                     December 31,
                                                                           ------------------------------
                                                                                2003             2002
                                                                           -------------     ------------
Assets
Current assets:
  Cash and cash equivalents                                                $    31,523       $   4,580
  Receivables, principally from Northwest, net of allowances
     of $146 and $536 at December 31, 2003 and 2002, respectively               17,307          64,818
  Spare parts and supplies, net of allowances
    of $2,606 and $2,603 at December 31, 2003 and 2002, respectively             3,773           2,822
  Prepaid expenses and other assets                                              6,810          14,592
  Deferred income taxes                                                          2,549           2,494
                                                                           -------------     ------------
      Total current assets                                                      61,962          89,306


Property and equipment:
  Aircraft and rotable spares                                                   32,779          24,281
  Other property and equipment                                                  14,081          12,679
  Office furniture and fixtures                                                  1,258           1,288
                                                                           -------------     ------------
                                                                                48,118          38,248
  Less accumulated depreciation                                                (13,832)        (11,617)
                                                                           -------------     ------------
  Net property and equipment                                                    34,286          26,631

  Deposits with Northwest                                                       13,300           8,925

  Cost in excess of net assets acquired, net                                    18,422          18,422

                                                                           -------------     ------------
  Total assets                                                             $   127,970       $ 143,284
                                                                           =============     ============



The accompanying notes are an integral part of these consolidated financial statements.

                             Pinnacle Airlines Corp.

                           Consolidated Balance Sheets

                        (in thousands, except share data)



                                                                                          December 31,
                                                                                  ----------------------------
                                                                                      2003            2002
                                                                                  ------------    ------------
Liabilities and stockholders' equity (deficiency)
Current liabilities:
   Accounts payable                                                               $    9,798      $   12,672
   Accrued expenses                                                                   11,622          11,082
   Line of credit                                                                     10,000           4,245
   Income taxes payable to Northwest                                                    -             26,843
   Income taxes payable                                                                5,596             816
   Current portion of deferred credits                                                   217             180
   Current portion of note payable to Northwest                                       12,000             -
                                                                                  ------------    ------------
      Total current liabilities                                                       49,233          55,838

Deferred credits                                                                         719             936
Deferred income taxes                                                                  6,400           4,459
Note payable to Northwest                                                            120,000             -

Commitments and contingencies

Stockholders' equity (deficiency):
  Preferred stock, par value $0.01 per share; 1,000,000 shares authorized,
    no shares issued                                                                     -               -
  Series A preferred stock, stated value $100 per share; one share
    authorized, issued and outstanding                                                   -               -
  Series common stock, par value $0.01 per share; 5,000,000 shares
    authorized; no shares issued                                                         -               -
  Common stock, $0.01 par value:
    Authorized shares--40,000,000
    Issued and outstanding shares--21,892,060                                            219             219
  Additional paid-in capital                                                          84,973          34,973
  Retained earnings (deficit)                                                       (133,574)         46,859
                                                                                  ------------    ------------
      Total stockholders' equity (deficiency)                                        (48,382)         82,051
                                                                                  ------------    ------------
      Total liabilities and stockholders' equity (deficiency)                     $  127,970      $  143,284
                                                                                  ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                             Pinnacle Airlines Corp.

          Consolidated Statements of Stockholders' Equity (Deficiency)

                      (in thousands, expect per share data)



                                                                         Additional      Retained
                                                           Common         Paid-In        Earnings
                                                           Stock          Capital       (Deficiency)       Total
                                                        -------------- --------------  --------------  ------------
Balance, December 31, 2000                               $     219      $    34,973     $     6,213     $   41,405

  Net Income                                                   -               -             14,246         14,246
                                                        -------------- --------------  --------------  ------------

Balance, December 31, 2001                                     219           34,973          20,459         55,651

  Dividend to Northwest of spare parts and engines
    ($0.20 per share)                                          -               -             (4,385)        (4,385)

  Net income                                                   -               -             30,785         30,785
                                                        -------------- --------------  --------------  ------------

Balance, December 31, 2002                                     219           34,973          46,859         82,051

  Contribution of capital by Northwest                         -             50,000             -           50,000

  Dividend to Northwest ($9.84 per share)                      -               -           (215,500)      (215,500)

  Net income                                                   -               -             35,067         35,067
                                                        -------------- --------------  --------------  ------------
Balance, December 31, 2003                               $     219      $    84,973     $  (133,574)    $  (48,382)
                                                        ============== ==============  ==============  ============



The accompanying notes are an integral part of these consolidated financial statements.

                             Pinnacle Airlines Corp.

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                          Years Ended December 31,
                                                                   -------------------------------------
                                                                        2003         2002        2001
                                                                   -----------   -----------  ----------
Operating activities
  Net income                                                       $   35,067    $  30,785    $  14,246
  Adjustments to reconcile net income to cash provided by
    (used in) operating activities:
      Depreciation and amortization                                     2,912        6,141        4,505
      Loss on disposal of equipment and rotable spares                    225           43          397
      Deferred income taxes                                             1,885        1,019        1,135
      Provision for spare parts and supplies obsolescence                 106          623          453
      Reduction of deferred credits                                      (180)        (145)        (114)
      Changes in operating assets and liabilities:
        Receivables                                                     5,168      (40,622)     (34,742)
        Spare parts and supplies                                         (954)        (172)        (756)
        Prepaid expenses and other assets                               3,407      (18,394)      (3,593)
        Accounts payable and accrued expenses                          (2,334)       3,278        2,364
        Income taxes payable                                            4,780       17,398        7,471
                                                                   -----------   -----------  ----------
          Cash provided by (used in) operating activities              50,082          (46)      (8,634)

Investing activities
  Purchases of property and equipment                                 (10,894)      (4,415)     (12,886)
                                                                   -----------   -----------  ----------
          Cash used in investing activities                           (10,894)      (4,415)     (12,886)

Financing activities
  Payments on long-term debt                                          (18,000)           -         (122)
  Advances from Northwest for manufacturer credits                          -        7,150       11,056
  (Repayments) borrowings on line of credit with bank                  (4,245)           -        4,245
  Net borrowings under line of credit with Northwest                   10,000            -            -
                                                                   -----------   -----------  ----------
          Cash (used in) provided by financing activities             (12,245)       7,150       15,179
                                                                   -----------   -----------  ----------

Net increase (decrease) in cash and cash equivalents                   26,943        2,689       (6,341)

Cash and cash equivalents at beginning of year                          4,580        1,891        8,232
                                                                   -----------   -----------  ----------
Cash and cash equivalents at end of year                           $   31,523    $   4,580    $   1,891
                                                                   ===========   ===========  ==========
Supplemental disclosure of cash flow information
  Interest paid                                                     $   6,345     $    357     $    339

  Income tax payments                                               $  15,553     $  1,024     $    315

Other non-cash transactions

  Dividend to Northwest of spare parts and engines                  $    -        $  4,385     $   -

  Note payable issued to Northwest as a dividend                    $ 200,000     $    -       $   -

  Settlement of accounts with Northwest as a dividend (Note 7)      $  15,500     $    -       $   -

  Capital contribution from Northwest applied to note payable       $  50,000     $    -       $   -



The accompanying notes are an integral part of these consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

                   Notes to Consolidated Financial Statements
                (all amounts in thousands, except per share data)

1.  Description of Business

     Pinnacle Airlines Corp. (the "Company"), operates through its wholly owned subsidiary, Pinnacle Airlines, Inc., as a regional airline that provides airline capacity to Northwest Airlines, Inc. ("Northwest"), a wholly owned indirect subsidiary of Northwest Airlines Corporation. The Company operates as a Northwest Airlink carrier at Northwest's domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis. The Company currently operates an all-regional jet fleet of 76 Canadair Regional Jet ("CRJ") aircraft and offers scheduled passenger service with approximately 490 daily departures to 81 cities in 29 states and two Canadian provinces. As of December 31, 2002, the Company offered service with 51 CRJ aircraft with approximately 334 daily departures to 62 cities in 26 states and two Canadian provinces.

     Pinnacle Airlines Corp. was incorporated in Delaware on January 10, 2002 to be the holding company of Pinnacle Airlines, Inc., which is a predecessor to the Company and was incorporated in Georgia in 1985. Pinnacle Airlines, Inc. was acquired in April 1997 by Northwest Airlines Corporation. Since the acquisition, Pinnacle Airlines Inc. has provided regional airline service exclusively to Northwest. During the time that it was the majority owner, Northwest operated the Company as a business unit of Northwest without regard to its stand-alone profitability. The Company's operations were designed to increase overall Northwest system revenues rather than to maximize its stand-alone profitability. The historical financial information does not reflect what our financial position, results of operations and cash flows would have been had the Company been a stand-alone entity during the periods presented.

2.  Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Pinnacle Airlines Corp. and its wholly-owned subsidiary, Pinnacle Airlines, Inc., as if Pinnacle Airlines Corp. existed for all periods presented. All intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

     Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash and have initial maturities of three months or less.

Revenue Recognition

     Passenger and other revenues are recognized as earned when the service is provided. The Company grants trade credit to certain approved customers. The Company performs a monthly analysis of outstanding trade receivables to assess the likelihood of collection. For balances where the Company does not expect full payment of amounts owed, the Company will record an allowance to adjust the trade receivable to the Company's best estimate of the amount it will ultimately collect. At December 31, 2003 and 2002, the Company had recorded an allowance for doubtful accounts of approximately $146 and $536, respectively.

Concentration of Credit Risk

     Substantially all of the Company's revenues have been derived from Northwest in the past and will continue to be derived from Northwest under the operating agreement discussed in Note 3. As a result, the Company has a significant concentration of its accounts receivable with Northwest with no collateral.

Item 8. Financial Statements and Supplementary Data

                   Notes to Consolidated Financial Statements
               (all amounts in thousands, except per share data)

2.  Significant Accounting Policies (continued)

Property and Equipment

     Property and equipment, consisting primarily of flight equipment and other property, are stated at cost. Expenditures for major renewals, modifications and improvements are capitalized when such costs are determined to extend the useful life of the asset. Property and equipment are depreciated to estimated residual values using the straight-line method over the estimated useful lives of the assets, which generally range from seven to fifteen years for flight equipment and three to ten years for other property and equipment. Depreciation of flight equipment is determined by allocating the cost, net of estimated residual value, over the remaining lease terms of related aircraft.

     Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. There were no impairment losses recognized during the three years ended December 31, 2003.

Spare Parts and Supplies

     Spare parts and supplies consist of expendable parts and maintenance supplies related to flight equipment, which are carried at cost using the first-in, first-out (FIFO) method. Spare parts and supplies are recorded as inventory when purchased and charged to expense as used. An allowance for obsolescence is provided over the remaining estimated useful life of the related aircraft equipment, for spare parts expected to be on hand at the date the aircraft are retired from service, plus allowances for spare parts currently identified as obsolete or excess. These allowances are based on management estimates, which are subject to change.

Maintenance

     The Company operates under a Federal Aviation Administration-approved continuous inspection and maintenance program. Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred, except for the maintenance costs covered by power-by-the-hour agreement which are expenses based on specific operational events. On average, power-by-the-hour arrangements represent approximately 50% of our maintenance, materials and repair costs.

Manufacturer Credits

     The Company purchases from Northwest certain manufacturer credits that are used by the Company to acquire flight equipment, spare parts and supplies and maintenance services. Under its operating agreement with Northwest, the Company may decline to purchase credits that it does not plan to utilize within 180 days. Available manufacturer credits of $3,645 and $4,835 at December 31, 2003 and 2002, respectively, are included in prepaid expenses and other assets.

     For the years ended December 31, 2003, 2002, and 2001, the Company obtained manufacturer credits from Northwest in the amount of $8,935, $7,150, and $11,056, respectively.

Aircraft Deposits

     The Company pays to Northwest a deposit of $175,000 with the delivery of each CRJ. As provided in the aircraft lease agreement between the Company and Northwest, the deposits may be refunded to the Company upon the expiration of the operating agreement between the Company and Northwest, or they may be used in settlement of the final rent payment due to Northwest. These are shown as deposits with Northwest in the Company's consolidated balance sheet.

Item 8. Financial Statements and Supplementary Data

                   Notes to Consolidated Financial Statements
               (all amounts in thousands, except per share data)


2.  Significant Accounting Policies (continued)

Income Taxes

     The Company accounts for income taxes under the liability method, which requires that deferred taxes be recorded at the statutory rate to be in effect when the taxes are paid. Deferred income taxes are provided for the tax effect of temporary differences in the recognition of income and expenses for financial reporting and income tax reporting.

Earnings Per Share

     The Company accounts for earnings per share in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Basic earnings per common share ("Basic EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share ("Diluted EPS") reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For all periods presented, the weighted average number of common shares outstanding used in our basic and diluted earnings per share was 21,892.

Stock Options

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"). Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Since the Company's stock options have all been granted with exercise prices at fair value, no compensation expense has been recognized under APB 25.

     The initial grant of the employee stock options to purchase the Company's common stock occurred in November 2003. The following table illustrates the effect on net income and income per share assuming the compensation costs for the Company's stock option and purchase plans had been determined using the fair value method, prorated over the vesting periods, at the grant dates as required under SFAS No. 123, "Accounting for Stock-Based Compensation" for the year ended December 31, 2003:


Net income                                                           $   35,067

Pro forma stock-based compensation expense, net of tax                      121
                                                                    ------------
Pro forma net income                                                 $   34,946
                                                                    ============

Pro forma net income per common share--basic and diluted             $     1.59
                                                                    ============



     See Note 14, Stock Based Compensation, for the assumptions used to compute the pro forma amounts above. The pro forma effect on net income per share is not necessarily representative of the pro forma effects in future years.

Item 8. Financial Statements and Supplementary Data

                   Notes to Consolidated Financial Statements
               (all amounts in thousands, except per share data)

2.  Significant Accounting Policies (continued)

Cost in Excess of Net Assets Acquired

     In connection with the Northwest acquisition of the Company, cost in excess of net assets acquired ("Goodwill") was recorded in the amount of $22,449.

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. In performing the January 1, 2002, transitional impairment test of its existing goodwill, the Company compared its carrying value to its estimated fair value, which was determined using a discounted cash flow analysis of projected future earnings. Based on this analysis and following the guidance of SFAS No. 142, the Company concluded that its goodwill was not impaired. For purposes of this standard, the Company determined that it operates in one reporting unit consisting of scheduled airline passenger service. Each October, the Company performs the annual impairment test. In conducting the test for 2003, the Company concluded that its goodwill is not impaired. Other than goodwill, the Company has no identifiable intangible assets.

     Before January 1, 2002, goodwill was being amortized over a period of 30 years by the straight-line method. Effective January 1, 2002, we discontinued amortization of goodwill, which resulted in reduced expense of approximately, $447, net of income taxes, annually. Had the Company applied the non-amortization provisions of SFAS No. 142 in 2001, pro forma net income and basic and diluted earnings per share would have been $14,696 and $0.67.

Financial Instruments

     Fair values of cash equivalents, receivables, other assets, and accounts payable approximate their carrying amounts due to the short period of time to maturity.

     The Company invests cash nightly in a repurchase agreement with a bank. The funds are used to purchase a fractional interest in an obligation of the U.S. Government or its agencies (the "Purchased Securities"). The following day, the bank repurchases the Purchased Securities from the Company and the funds and interest are deposited into the Company's account. The overnight investment balance was $403 and $6,115 at December 31, 2003 and 2002, respectively.

Deferred Credits

     To assist the Company with the refurbishment of its airline fleet, in 1998 a lessor provided the Company with funds totaling $4,275. Portions of these funds were used for aircraft refurbishment. The Company is amortizing the remaining balance over the terms of the related leases.

Frequent Flyer Program

     The Company participates in Northwest's WorldPerks frequent flyer program, in which passengers may use mileage accumulated in that program to obtain discounted or free trips that might include a flight segment on one of the Company's flights. However, Northwest is responsible for the administration of WorldPerks and the Company has no incremental cost and receives no revenue from Northwest associated with travel awards redeemed on the Company's flight segments.

Item 8. Financial Statements and Supplementary Data

                   Notes to Consolidated Financial Statements
               (all amounts in thousands, except per share data)

2.  Significant Accounting Policies (continued)

Segment Reporting

     The Company has adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement requires disclosures related to the components of a company for which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one business segment consisting of scheduled airline passenger service.

Comprehensive Income

     The Company has no adjustments to net income to arrive at comprehensive income.

Significant Concentration

     One supplier manufactures the Company's CRJ aircraft. One supplier also manufactures the engines used on the CRJ aircraft. These suppliers also provide the Company with parts, repair and other support services for the CRJ aircraft and its engines.

Reclassification

     Certain prior year amounts have been reclassified to conform to current year classifications.

Use of Estimates

     The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when the new information becomes available to management.

3. Change in Ownership and Public Offering

     On January 15, 2003, Northwest transferred all of the outstanding common stock of Pinnacle Airlines, Inc. to Pinnacle Airlines Corp., in exchange for 21,892 shares of the Pinnacle Airlines Corp. common stock, which constitutes all of its outstanding common stock, and one share of Series A preferred stock. In January 2003 and September 2003, Northwest contributed 2,828 shares and 16,572 shares, respectively, of Pinnacle Airlines Corp. common stock to the Northwest Airlines Pension Plan for Contract Employees, the Northwest Airlines Pension Plan for Pilot Employees and the Northwest Airlines Pension Plan for Salaried Employees (collectively, the "Northwest Airlines Pension Plan.")

     The Series A preferred stock has a stated value and liquidation preference of $100. The Series A preferred stock gives Northwest the right to appoint two directors to the Company's board of directors. No dividends are payable to the shareholder of the Series A preferred stock, and it is redeemable by the Company, at its option, for an amount equal to the liquidation preference, only upon or following the occurrence of certain events, including the sale or other disposition of the Series A preferred stock or the termination or expiration of the airline services agreement between the Company and Northwest.

     On November 25, 2003, the Company completed an initial public offering (the "Offering") of its common stock, par value $.01 per share. In the Offering, the Northwest Airlines Pension Plans sold the 19,400 shares that it received during 2003. The Company did not receive any proceeds from the Offering.

Item 8. Financial Statements and Supplementary Data

                   Notes to Consolidated Financial Statements
               (all amounts in thousands, except per share data)


4.  Airline Services Agreement

     The Company and Northwest operate under an Airline Services Agreement ("ASA"), pursuant to which the Company provides regional airline services to Northwest. The Company and Northwest entered the ASA effective March 1, 2002, and its terms were materially different from the terms of the historical arrangement between the Company and Northwest. The initial agreement provided for a term from March 1, 2002, through February 29, 2012 and would have increased the Company's fleet to 95 regional jets by December 31, 2004. During 2003, the Company and Northwest entered into certain amendments to the ASA that, among other things, extended the term of the agreement through December 31, 2017, eliminated incentive payments based on certain performance criteria, lowered the Company's target operating margin from 14% to 10% effective December 1, 2003, and provided for an increase in the size of the Company's fleet to 129 regional jets by December 31, 2005.

     Under the ASA, the Company receives the following payments from Northwest:

     Reimbursement payments. The Company receives monthly reimbursements for all expenses relating to: passenger aircraft fuel; basic aircraft rentals; aviation liability, war risk and hull insurance; third-party deicing services; CRJ third-party engine and airframe maintenance; hub and maintenance facility rentals; passenger security costs; ground handling in cities where Northwest has ground handling operations; Detroit landing fees and property taxes. Since the Company is reimbursed by Northwest for the actual expenses incurred for these items, the Company has no financial risk associated with cost fluctuations.

         Payments based on pre-set rates. The Company is entitled to receive semi-monthly payments for each block hour and cycle it operates and a monthly fixed cost payment based on the size of its fleet. These payments are designed to cover all of the Company's expenses incurred with respect to the ASA that are not covered by the reimbursement payments. The substantial majority of these expenses relate to labor costs, ground handling costs in cities where Northwest does not have ground handling operations, landing fees in cities other than Detroit, overhead and depreciation.

     Margin payments. The Company receives a monthly margin payment based on the revenues described above calculated to achieve a target operating margin. The target operating margin for the ten months ended December 31, 2002, and the eleven months ended November 30, 2003 was 14%. Following the Offering, the Company and Northwest amended the ASA to lower the Company's target operating margin to 10%, effective December 1, 2003. Under the amended ASA, the Company's target operating margin will be reset to a market-based percentage in 2008, but the reset target operating margin will be no lower than 8% and no higher than 12%.

     The portion of any margin payments attributable to the reimbursement payments will always be equal to the targeted operating margin for the relevant period. However, since the payments based on pre-set rates are not based on the actual expenses incurred, if the Company's expenses are not covered by these payments, its actual operating margin could differ from its target operating margin.

     Through 2007, if the Company's actual costs that are intended to be covered by the revenues the Company receives based on pre-set rates deviate from the expected costs used in developing those pre-set rates, and as a result its annual operating margin is below the 9% floor or above the 11% ceiling for each year through 2005, or below the 8% floor or above the 12% ceiling for 2006 and 2007, a year-end adjustment in the form of a payment by Northwest or by the Company will be made to adjust the Company's operating margin to the floor or ceiling. Specified amounts are excluded when determining whether the Company's annual operating margin is below the floor or above the ceiling.

     Beginning in 2008, Northwest will not guarantee the Company a minimum operating margin, although the Company will still be subject to a margin ceiling above the revised target-operating margin.

Item 8. Financial Statements and Supplementary Data

                   Notes to Consolidated Financial Statements
               (all amounts in thousands, except per share data)

4.  Airline Services Agreement (continued)

     If the Company's actual operating margin for any year beginning with 2008 exceeds the revised target operating margin by up to five percentage points, the Company will make a year-end adjustment payment to Northwest in an amount equal to half of the excess. In addition, should the Company's actual operating margin exceed the targeted operating margin by more than five percentage points, the Company will pay Northwest all of the excess above five percent. If necessary, the Company will record an amount each quarter to reflect the Company's right to receive or the Company's obligation to pay this operating margin adjustment payment, and any net payment will be made annually. For the years ended December 31, 2002 and 2003, no margin adjustments were required pursuant to the terms of the ASA.

5.  Other Agreements with Northwest

     In connection with the services provided to Northwest under the ASA, the Company and Northwest have also entered into several other agreements with Northwest, including agreements necessary for the Company to provide regional airline services to Northwest. Unless otherwise stated, the terms of these agreements generally will continue so long as the ASA is in effect. These agreements generally contain cross-termination provisions such that termination of the ASA will trigger a termination under the relevant agreement. In addition, these agreements generally provide that they will terminate upon a change of control of the Company or its affiliates. The following is a summary description of these agreements.

     Aircraft and Spare Engine Lease Agreements. The Company has entered into aircraft lease and sublease agreements and spare engine sublease agreements with Northwest with respect to all of the aircraft and spare engines it leases or subleases from Northwest. These agreements terminate on December 31, 2017, the expiration date of the ASA.

     Manufacturer Benefits Agreement. The manufacturer benefits agreement allows the Company to take advantage of provisions related to guaranties, warranties, inventory support, product support and maintenance services contained in agreements Northwest has with Bombardier and General Electric with respect to aircraft and engines in our fleet.

     Sublease  and  Facilities  Use  Agreements.  The Company  has entered  into facility sublease agreements with Northwest for certain hangar and aircraft maintenance, as well as facilities use agreements relating to terminal facilities at Northwest's domestic hubs. These agreements are subject to the terms of master leases under which Northwest leases the facilities from third-party lessors. These agreements will expire on the earlier of the expiration of Northwest's lease for the property and the termination of the ASA.

     Preferential Pilot Hiring Agreement. The Company entered into an agreement with Northwest under which the Company agreed to hire pilots who have been furloughed by Northwest on a preferential basis, subject to the normal hiring procedures and requirements of the Company. Beginning in January 2003 and continuing through December 2017, no less than 75% of new pilot hires in a new hire class at the Company will be filled by furloughed Northwest pilots provided that the Company need not hire more than 15 furloughed Northwest pilots per new hire class. Northwest may recall pilots hired under this agreement after 18 months of service at the Company; however, the Company may limit the number of pilots recalled to service with Northwest to five per month.

     Information Technology Support Agreement. The Company has entered into a service agreement with Northwest under which Northwest provides information technology services and support for its operations, including access to various Northwest operational systems that are necessary for the Company to provide regional airline service to Northwest.

Item 8. Financial Statements and Supplementary Data

                   Notes to Consolidated Financial Statements
               (all amounts in thousands, except per share data)

5.  Other Agreements with Northwest (continued)

     Family Assistance Services Agreement. The Company has entered into an agreement with Northwest with respect to the responsibilities of each party in jointly responding to an emergency and providing assistance to the victims of an accident and their family members, as well as all necessary training to the Company's employees on an ongoing basis.

     Ground Handling Agreement. The Company and Northwest have entered into a ground handling agreement whereby the Company will provide certain ground handling functions to another regional airline that provides airline capacity to Northwest. Such services will be provided at certain locations that are operated by the Company through the term of the agreement, which expires December 31, 2017. Upon expiration, the agreement is automatically renewed for successive five-year periods unless terminated by the Company or Northwest pursuant to the terms of the agreement. The initial payment rate for these functions is effective through December 31, 2003. On January 1, 2004, and each succeeding January 1, the ground handling payment rate will be adjusted for certain cost increases as defined in the agreement. For the years ending December 31, 2003, 2002 and 2001, the Company recorded revenue of approximately $6,010, $5,918 and $2,491, respectively, for providing these services, which is included in other operating revenue in the accompanying statements of income.

     Sublease of Saab Aircraft. The Company transferred 11 Saab turboprops to Mesaba Airlines ("Mesaba"), another regional carrier of Northwest, during 2002. The Company entered into an aircraft sublease agreement with Mesaba with respect to these Saab aircraft and two engines that it leases from third parties. The term of the sublease will continue for the remainder of the term of the Company's sublease with the third-party sublessors, subject to its right to terminate the sublease in the event of default by Mesaba. Amounts due from Mesaba under its sublease agreement with the Company are consistent with amounts paid by the Company to third party lessors.

6.  Summary of Passenger Revenue

     As discussed in Note 4, the Company's passenger revenue consists of reimbursement payments for certain operating expenses, payments based on pre-set rates for fixed costs, completed block hours and completed cycles. The Company also receives margin payments on these items to achieve a target operating margin. The Company's passenger revenues by aircraft type are as follows:


                                                    Years Ending December 31,
                                         -----------------------------------------------
                                              2003               2002           2001
                                         --------------     ------------    ------------

Regional jets (CRJs)                      $   450,611        $  285,505      $  111,586
Turboprops                                       -               39,881          86,685
                                         --------------     ------------    ------------
Total passenger revenue                   $   450,611        $  325,386      $  198,271
                                         ==============     ============    ============


     The following schedules summarize passenger revenue for the year ending December 31, 2003, which as discussed in Note 4, was the Company's first full year of operations under an ASA. As the terms of the ASA are materially different from the terms of the historical arrangement between the Company and Northwest, comparable information for the years ending December 31, 2002 and 2001 is not available.

     The Company's passenger revenue by type, including margin, for 2003 consisted of the following:



Reimbursement payments                                      $ 296,257

Payments based on pre-set rates                               154,354
                                                           -----------
Total passenger revenue                                     $ 450,611
                                                           ===========

Item 8. Financial Statements and Supplementary Data

                   Notes to Consolidated Financial Statements
               (all amounts in thousands, except per share data)

6.  Summary of Passenger Revenue (continued)

     According to the terms of the ASA, the Company is reimbursed for certain operating expenses incurred in providing airline capacity to Northwest. The following is a summary of the Company's operating expenses and passenger revenue from reimbursement payments during 2003:


                                                            Year Ending December 31, 2003
                                                    -----------------------------------------------

                                                      Reimbursed     Unreimbursed       Total
                                                    --------------- --------------- ---------------
                                                                (in thousands)
Operating expenses:

  Salaries, wages and benefits                        $     -         $   83,316      $   83,316

  Aircraft fuel and taxes                                54,731              276          55,007

  Aircraft maintenance, materials and repairs             6,548            7,568          14,116

  Aircraft rentals                                      136,273              -           136,273

  Other rentals and landing fees                         16,512           12,743          29,255

  Ground handling services                               33,223           11,399          44,622

  Depreciation and amortization                             -              2,912           2,912

  Government reimbursements                              (1,000)            (114)         (1,114)

  Other                                                   9,600           18,614          28,214
                                                    --------------- --------------- ---------------
                                                      $ 255,887       $  136,714      $  392,601
                                                                    =============== ===============

  Margin on expense reimbursements                       40,370
                                                    ---------------
  Passenger revenue from expense reimbursements       $ 296,257
                                                    ===============

7.  Note Payable and Dividends to Northwest

     Effective January 1, 2003, the Company settled all balances payable to, or due from, Northwest as of December 31, 2002. This transaction resulted in the elimination of all balances between the Company and Northwest and the issuance of a $15,500 dividend to Northwest. The balance was settled through a cash payment to the Company of $15,446.

     A summary of balances settled with Northwest is as follows:


Net receivables due from Northwest                               $  59,632

Less:  Income taxes payable to Northwest                            26,843
       Net deferred taxes payable to Northwest                       1,843
       Dividend to Northwest                                        15,500
                                                                --------------
Cash payment to the Company                                      $  15,446
                                                                ==============

Item 8. Financial Statements and Supplementary Data

                   Notes to Consolidated Financial Statements
               (all amounts in thousands, except per share data)

7.  Note Payable and Dividends to Northwest (continued)

     On January 14, 2003, the Company issued a $200,000 note payable to Northwest as a dividend. The note payable required quarterly principal payments of $5,000 beginning in March 2003 and continuing through December 2009. The note payable also required monthly payments to the extent that the Company's cash and cash equivalents balance exceeds $40,000. The note accrues interest at the rate of 3.4%, which is payable quarterly. In the event that the Company does not satisfy its obligations under the note, Northwest has the right to set off any such amounts against its payment obligations to the Company under the ASA. Should Northwest terminate the ASA prior to December 2009, all outstanding principal and interest would become immediately due and payable to Northwest.

     Immediately following the Offering, Northwest made a capital contribution to the Company in the amount of $50,000. The contribution of capital was used by the Company to reduce the outstanding principal balance on the note payable. The Company and Northwest subsequently amended the note payable to reflect the outstanding principal balance of $135,000. Also, the quarterly principal payments were lowered to $3,000, or to the extent that the Company's cash and cash equivalents balance exceeds $50,000. No other significant changes were made to the terms of the note payable.

8.  Lines of Credit

     In January 2003, the Company retired the $4,245 balance outstanding under the line of credit with a bank as of December 31, 2002.

     In January 2003, the Company obtained a Revolving Credit Facility ("Revolver") from Northwest, which allows for borrowings up to $50,000. The term of the Revolver extends through December 31, 2005. The Revolver accrues interest at the rate of 1% plus a margin that is equal to the higher of the most recent prime rate offered by JP Morgan Chase Bank, or the most recent overnight federal funds rate offered to JP Morgan Chase Bank plus .5%. Under the terms of the Revolver, the Company must continue to operate under the ASA and is prevented from issuing or declaring dividends or incurring any additional debt without the approval of Northwest. The interest rate at December 31, 2003 was 5.0%.

9.  Leases

     The Company leases all of its aircraft and certain aircraft equipment, buildings and office equipment under noncancelable operating leases that expire in various years through 2017. The Company subleases its CRJ aircraft from Northwest under operating leases that expire December 31, 2017. The lease agreements contain certain requirements of the Company regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon its return to Northwest. The monthly lease rates include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Northwest reimburses the company's aircraft rental expense in full under the ASA.

     Certain aircraft and equipment are leased under noncancelable operating leases expiring in various years through 2009. As discussed in Note 5, 11 Saab 340 aircraft are being subleased to another regional airline carrier that provides airline capacity to Northwest.

Item 8. Financial Statements and Supplementary Data

                   Notes to Consolidated Financial Statements
               (all amounts in thousands, except per share data)

9.  Leases (continued)

     The following is a summary of the Company's fleet of active aircraft providing scheduled passenger service:


                                                                   Fleet Size as of December 31,
                                                        ------------------------------------------------

      Aircraft        Standard Seating Configuration         2003            2002             2001
  ----------------- ----------------------------------- --------------- ---------------- ---------------

  CRJ 200                           50                        35              33               30
  CRJ 440                           44                        41              18               --
  Saab 340                          33                        --              --               24
                                                        --------------- ---------------- ---------------
                                                              76              51               54
                                                        =============== ================ ===============


     The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2003:


                                                                 Operating Leases
                                                       --------------------------------------
                                                           Aircraft           Non-aircraft
                                                       ------------------  ------------------
2004                                                    $    167,256         $     4,058
2005                                                         167,256               3,533
2006                                                         167,065               3,429
2007                                                         161,995               3,250
2008                                                         160,992               3,081
Thereafter                                                 1,436,458              23,619
                                                       ------------------  ------------------
                                                           2,261,022              40,970
Sublease rental income                                       (26,622)               (261)
                                                       ------------------  ------------------
Total minimum operating lease payments                  $  2,234,400         $    40,709
                                                       ==================  ==================

     Rental expense for operating leases for the years ended December 31 consisted of the following:


                                               2003              2002               2001
                                         ----------------- ------------------ -----------------
Gross rental expense                      $     160,723     $      106,548      $     45,104
Sublease rental income                           (8,181)            (5,831)                -
                                         ----------------- ------------------ -----------------
Net rental expense                        $     152,542     $      100,717      $     45,104
                                         ================= ================== =================

     The above minimum future rentals and total rental expense do not include landing fees which amounted to approximately $12,986, $9,117 and $4,072 for the years ended December 31, 2003, 2002 and 2001, respectively.

Item 8. Financial Statements and Supplementary Data

                   Notes to Consolidated Financial Statements
               (all amounts in thousands, except per share data)

10. Accrued Expenses

     Accrued expenses consisted of the following as of December 31:


                                      2003              2002
                               -----------------  ----------------
Aircraft rents                   $       290        $       350
Compensation                           4,397              4,143
Taxes other than income                4,678              4,382
Insurance costs                        1,848              1,529
Other                                    409                678
                               -----------------  ----------------
                                 $    11,622        $    11,082
                               =================  ================

11. Employee Benefit Plan

     The Company maintains a 401(k) Plan (the "Plan") for all eligible employees, which is administered by officers of the Company. Participants can make tax deferred contributions of up to 16% of their annual salary. The Company match is based on the following graduated scale:

     Years of Service Company Match

     Through 5 years                              25% of first 5%
     6-9 years                                    40% of first 6%
     10-12 years                                  60% of first 7%
     13 years and more                            70% of first 7%

     The plan was amended effective March 1, 2002, to allow all flight attendants and non-union employees to be immediately eligible to participate in the plan and to immediately vest in the Company's matching contributions. Additionally, the Company matching contribution has increased to 100% of eligible employee contributions up to 3% of their annual salary and 67% on the next 3% of eligible employee contributions. The Company made matching contributions of approximately $1,253, $710 and $407 for the years ended December 31, 2003, 2002 and 2001, respectively.

     The Plan also contains a profit sharing provision allowing the Company to make discretionary contributions to the Plan for the benefit of all plan participants. For the three years ended December 31, 2003, the Company made no discretionary contributions to the Plan.

12. Other Expenses

     Other expenses consisted of the following for the years ended December 31:


                                           2003               2002               2001
                                     -----------------  -----------------  ------------------
Passenger liability insurance          $     2,427         $    4,317        $     1,866
Hull insurance                               1,150              1,189                579
Property and other taxes                     5,635              4,657              3,820
Other                                       19,002             18,058             19,595
                                     -----------------  -----------------  ------------------
                                      $     28,214         $   28,221        $    25,860
                                     =================  =================  ==================

Item 8. Financial Statements and Supplementary Data

                   Notes to Consolidated Financial Statements
               (all amounts in thousands, except per share data)

13. Income Taxes

     As discussed in Note 4, Northwest's majority ownership of the Company ceased with its contribution of stock to the Northwest Airlines Pension Plan during September 2003 and the Company prospectively separated from Northwest's consolidated federal and state tax group. Prior to this change in ownership, the Company and Northwest operated under a tax sharing agreement whereby Northwest was responsible for the payment of all U.S. federal income taxes, unitary state income taxes and foreign income taxes with respect to the Company for all periods the Company was part of the Northwest Consolidated Group and for any audit adjustments to such taxes. As a member of the Northwest consolidated tax group, the Company's operating results were included in the consolidated federal income tax return of Northwest, and in certain states, the consolidated income tax return for Northwest also included the Company's results. While a member of the Northwest consolidated tax group, the Company provided for income taxes as if it were a separate stand-alone entity.

     Through the date of the change in majority ownership, the Company has paid Northwest for all income taxes expected to be ultimately paid by Northwest, which have been shown in the accompanying balance sheets as current income taxes payable to, or due from, Northwest.

     The significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:


                                                            December 31,
                                                 -----------------------------------
                                                      2003               2002
                                                 --------------     ----------------
Deferred tax assets:
  Asset valuation reserves                        $     1,136         $    1,163
  Vacation Pay                                            692                549
  Other accruals                                          721                782
                                                 --------------     ----------------
  Total deferred tax assets                             2,549              2,494

  Deferred tax liabilities:
    Tax over book depreciation                         (6,400)            (4,459)
                                                 --------------     ----------------
  Net deferred tax asset (liability)              $    (3,851)        $   (1,965)
                                                 ==============     ================

     For financial reporting purposes, the provision for income tax expense includes the following components for the years ended December 31:


                                     2003               2002               2001
                               ------------------ ------------------ ------------------
    Current:
      Federal                   $      17,293      $      16,107      $       6,912
      State                             3,154              2,417                260
                               ------------------ ------------------ ------------------
                                       20,447             18,524              7,172
    Deferred:
      Federal                           1,454                909              1,183
      State                               431                110                466
                               ------------------ ------------------ ------------------
                                        1,885              1,019              1,649
                               ------------------ ------------------ ------------------
                                $      22,332             19,543              8,821
                               ================== ================== ==================

Item 8. Financial Statements and Supplementary Data

                   Notes to Consolidated Financial Statements
               (all amounts in thousands, except per share data)

13. Income Taxes (continued)

     The following is a reconciliation of the provision for income taxes at the applicable federal statutory income tax rate to the reported income tax expense for the years ended December 31:


                                                     2003           2002          2001
                                                  ------------  -------------  ------------
    Income tax expense at statutory rate           $   20,090    $   17,615     $   8,073
    State income taxes, net of federal taxes            2,239         1,817           310
    Goodwill amortization                                   -             -           255
    Other                                                   3           111           183
                                                  ------------  -------------  ------------
    Income tax expense                             $   22,332    $   19,543     $   8,821
                                                  ============  =============  ============

14. Stock-Based Compensation

     In connection with the Offering discussed in Note 3, the Company adopted the 2003 Stock Incentive Plan (the "Plan"). The plan permits the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees or directors of the Company. A maximum of 1,152 shares of common stock may be subject to awards under the plan.

     At the time of the Offering, the Company awarded options for 858 shares at the Offering price of $14. These options vest over four years in annual increments of 25% and will expire ten years after the grant date. The following table provides certain information with respect to the Company's stock options:


                                                                          Weighted Average
                                                       Stock Options       Exercise Price
                                                     ------------------- -------------------
    Outstanding at December 31, 2002                         -                      -
    Granted                                                 858                $  14.00
    Exercised                                                -                      -
    Forfeited                                                -                      -
                                                     ------------------- -------------------
    Outstanding at December 31, 2003                        858                $  14.00
                                                     =================== ===================

     As of December 31, 2003, the remaining contractual life of outstanding options was 9.9 years.

     Pro forma information regarding net income and income per share has been determined as if the Company had accounted for its employee stock options and purchase rights under the fair value method of SFAS No. 123. The fair value of the options granted during 2003 was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions for 2003: risk-free interest rate of 3.5% dividend yield of 0.0%, expected volatility of Pinnacle stock of 65.0% and expected life of the option of 6.0 years. The grant date fair value of the stock options granted in 2003 was $8.65 per option.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and purchase rights.

Item 8. Financial Statements and Supplementary Data

                   Notes to Consolidated Financial Statements
               (all amounts in thousands, except per share data)

15.  Related Party Transactions

     Northwest is a related party of the Company. As previously noted, the Company generates substantially all of its revenue from its ASA with Northwest under which the Company uses the "NW" two-letter designator code in displaying its schedules on all flights in the automated airline reservation systems used throughout the industry. Under this agreement, the Company uses the name "Northwest Airlink." Northwest leases the Company all of its regional jets, provides certain borrowings to the Company and is the owner of 2,492 shares of the Company's common stock and the Company's Series A preferred stock.


                                                                  Years Ending December 31,
                                                    ------------------------------------------------------
                                                          2003              2002              2001
                                                    ----------------- ----------------- ------------------
      Revenue:

      Passenger revenue                                $  450,611         $ 325,386         $  198,271

      Expenses:

      Aircraft fuel and taxes                              53,909            27,247             14,186
      Aircraft rentals                                    136,283            79,260             25,601
      Other rentals and landing fees                       11,250             9,063                 15
      Ground handling services                             32,069            14,584                925
      Other                                                   275               344              1,135
      Interest expense                                      7,176              -                   -
      Interest income                                         -              (2,937)              (105)


     Net amounts due from Northwest as of December 31, 2003 and 2002 were $16,187 and $59,632, respectively, and are included in accounts receivable in the Company's consolidated balance sheets.

16.  Contingencies

     Approximately 76% of the Company's workforce are members of unions representing pilots, flight attendants and customer service agents. The collective bargaining agreements for the pilots and flight attendants become amendable on April 30, 2005, and July 31, 2006, respectively. The initial contract for customer service agents is currently in negotiation. The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable.

     The Company is a defendant in various lawsuits arising in the ordinary course of business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of the Company's management based on current information and legal advice that the ultimate disposition of these suits will not have a material adverse effect on the financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

                   Notes to Consolidated Financial Statements
               (all amounts in thousands, except per share data)

17.  Quarterly Financial Data (Unaudited)

     Unaudited summarized financial data by quarter for 2003 and 2002 is as follows:


                                                       March 31          June 30         September 30      December 31
                                                   ----------------- ----------------- ----------------- -----------------
            2003
            ----
            Operating Revenue                       $     100,562      $    109,449     $     119,665      $    127,095
            Operating Income                               14,339            15,697            16,571            17,562
            Net Income                                      8,024             8,499             8,738             9,807
            Basic and Diluted Income per Share               0.37              0.39              0.40              0.45

            2002                                       March 31          June 30         September 30      December 31
            ----                                   ----------------- ----------------- ----------------- -----------------
            Operating Revenue                       $      66,343      $     82,552     $      87,385      $     95,288
            Operating Income                                6,556            12,374            12,142            16,584
            Net Income                                      4,258             8,004             7,829            10,694
            Basic and Diluted Income per Share               0.19              0.37              0.36              0.49

     Basic and diluted income per share for all periods presented was computed using the total number of common stock shares outstanding, which was 21,892 shares.

18.  Recently Issued Accounting Standards

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. This statement addresses the accounting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The Company adopted this statement effective January 1, 2003 and it did not have a material effect on our financial position or results of operations.

     FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, ("FIN 45"), significantly changed current practice in the accounting for, and disclosure of, guarantees. FIN 45 required a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expanded the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. FIN 45 disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 effective January 1, 2003, which did not have a material impact on our results of operations or financial position.

     In December 2002, the FASB issued No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement amended SFAS No. 123, Accounting for Stock-Based Compensation to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of Statement 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this statement in 2003, which did not have a material impact on our results of operations or financial position.

Item 8. Financial Statements and Supplementary Data

                   Notes to Consolidated Financial Statements
               (all amounts in thousands, except per share data)

18.  Recently Issued Accounting Standards (continued)

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, ("FIN 46"). FIN 46 was issued to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that by requiring a variable interest entity to be consolidated by a company if that company was subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to older entities in the first fiscal year or interim period beginning after March 15, 2004. Certain of the disclosure requirements applied to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this statement did not have a material impact on our results of operations or financial position as we do not have activities with any entities that would fall under this interpretation.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

19. Significant Event

     On September 11, 2001, terrorists hijacked and intentionally crashed four commercial aircraft operated by two U.S. air carriers, causing substantial loss of life and property. While these aircraft were neither owned nor operated by the Company, these events had an immediate and severe impact on the U.S. airline industry's passenger traffic and yields. As a result of these events, the Company reduced its scheduled capacity by approximately 20% on an available seat mile basis and recorded a pre-tax charge of $118 for employee severance costs related to the reduction in capacity. In addition, the downturn in revenue required the Company to review its long-lived assets for possible impairment. Based on the current operations, the Company determined that its long-lived assets and goodwill were not impaired. The Company recorded other income of $5,591 in December 31, 2001, related to expected financial assistance from the U.S. Government under the Airline Stabilization Act. As of December 31, 2002, the Company had received $4,785 of the expected financial assistance. The remaining $806 was received during 2003.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors.

Item 9A.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures as of a date within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer of Pinnacle Airlines Corp. have concluded that the disclosure controls and procedures are effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.  Certain Relationships and Related Transactions

Item 14.  Principal Accountant Fees and Services

The information required by Items 10 through 14 is incorporated by reference from the definitive proxy statement for our 2004 annual meeting of stockholders to be filed within 120 days of December 31, 2003.

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)  Financial Statements

     1. The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

          Report of Independent Auditors on:

          i) Consolidated Statements of Income for the Years Ending December 31, 2003, 2002 and 2001

          ii)  Consolidated Balance Sheets as of December 31, 2003 and 2002

          iii) Consolidated Statements of Cash Flows for the Years Ending December 31, 2003, 2002 and 2001

          iv) Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ending December 31, 2003, 2002 and 2001

          v)   Notes to Consolidated Financial Statements

2. Schedule II--Valuation and Qualifying Accounts. Report of independent auditors included in Item 15(d).

     All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.  Index of Exhibits

The following exhibits are filed as part of this Form 10-K.

Exhibit
Number      Description
-------     -----------
3.1*        Amended and Restated Certificate of Incorporation of the registrant
3.1.1*      Second Amended and Restated Certificate of Incorporation of the
            registrant
3.2*        Certificate of Designations for Series A preferred stock of the registrant
3.3*        Bylaws of the registrant
3.3.1*      Amended and Restated Bylaws, dated January 14, 2003, of the registrant
4.1*        Specimen Stock Certificate
4.2*        Rights Agreement between the registrant and EquiServe Trust Company,
            N.A., as Rights Agent
10.2*       Sublease Agreement between Pinnacle Airlines, Inc. and Northwest
            Airlines, Inc.
10.2.1*     First Amendment to Sublease Agreement between Pinnacle Airlines,
            Inc. and Northwest Airlines, Inc.
10.3*       Engine Lease Agreement between Pinnacle Airlines, Inc. and Northwest
            Airlines, Inc.
10.3.1*     First Amendment to Engine Lease Agreement between Pinnacle Airlines,
            Inc. and Northwest Airlines, Inc.
10.4*       Promissory Note issued by Pinnacle Airlines, Inc. to Northwest
            Airlines, Inc.
10.5*       Guarantee of Promissory Note issued by registrant to Northwest
            Airlines, Inc.
10.6*       Revolving Credit Facility dated as of January 14, 2003 between
            Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10.6.1*     First  Amendment  dated as of February 5, 2003 to  Revolving  Credit
            Facility  dated as of January 14, 2003  between Pinnacle Airlines,
            Inc. and Northwest Airlines, Inc.
10.6.2*     Second  Amendment to Revolving  Credit  Facility  dated as of
            January 14, 2003 between  Pinnacle  Airlines,  Inc. and Northwest
            Airlines, Inc.
10.7*       Guaranty dated as of January 14, 2003 issued by registrant to
            Northwest Airlines, Inc.
10.8*       Pinnacle Airlines Corp. 2003 Stock Incentive Plan
10.9*       Non-Qualified Stock Option Agreement for options granted under the
            Pinnacle Airlines Corp. 2003 Stock Incentive Plan
10.10*      Pinnacle Airlines, Inc. Annual Management Bonus Plan
10.11*      Amended and Restated Sublease  Agreement dated as of January 14,
            2003 between Pinnacle  Airlines,  Inc. and Northwest Airlines, Inc.
            (SBN Facilities)
10.12*      Sublease  Agreement dated as of August 1, 2002 between  Pinnacle
            Airlines,  Inc. and Northwest  Airlines,  Inc. (TYS Facilities)
10.13*      Amended and Restated  Facilities Use Agreement  between Pinnacle
            Airlines,  Inc. and Northwest  Airlines,  Inc. (DTW Facilities)
10.14*      Amended and Restated  Facilities Use Agreement  between Pinnacle
            Airlines,  Inc. and Northwest  Airlines,  Inc. (MEM Facilities)
10.15*      Amended and Restated  Facilities Use Agreement between Pinnacle
            Airlines,  Inc. and Northwest  Airlines,  Inc. (MSP Facilities)
10.16+      Management Compensation Agreement dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Philip H. Trenary
10.17*      Management Compensation Agreement dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Curtis E. Sawyer
10.18*      Lease Guaranty issued by the registrant to Northwest Airlines, Inc.
10.19*      Sublease Guaranty issued by the registrant to Northwest Airlines,
            Inc.
10.20*      Airline  Services  Agreement dated as of March 1, 2002 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10.21*      Airline Services Agreement dated as of January 14, 2003 among the registrant,  Pinnacle Airlines,  Inc. and Northwest Airlines, Inc.

Exhibit
Number      Description
-------     -----------
10.21.1*    Amendment No. 1 dated as of September 11, 2003 to the Airline
            Services Agreement dated as of January 14, 2003 among the
            registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10.21.2*    Amendment  No. 2 to the  Airline Services Agreement dated as of
            January 14,  2003 among the  registrant,  Pinnacle Airlines, Inc.
            and Northwest Airlines, Inc.
10.22*      Amended and Restated Ground Handling Agreement between Pinnacle
            Airlines, Inc. and Northwest Airlines, Inc.
10.23*      Amended and Restated  Information Technology Services Agreement
            between Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10.24*      Amended and Restated Family Assistance Services Agreement between
            Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10.25*      Amended and Restated Manufacturer Benefits Agreement between
            Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10.26*      Form of Amended and Restated  Preferential  Hiring Agreement between
            Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
21.1*       List of Subsidiaries
31.1        Certification of Chief Executive Officer
31.2        Certification of Chief Financial Officer
32          Certifications of CEO and CFO

* Incorporated by reference to the Company's Registration Statement Form S-1 (Registration No. 333-83359), as amended

+           Management contract or compensatory plan or arrangement

(b) Reports on Form 8-k during the fourth quarter of 2003

         None.

(d)  Schedule II--Valuation and Qualifying Accounts

                         REPORT OF INDEPENDENT AUDITORS

     We have audited the consolidated financial statements of Pinnacle Airlines Corp. (the "Company") as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated January 21, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          /s/ Ernst & Young LLP

Memphis, Tennessee
January 21, 2004

(d)  Schedule II--Valuation and Qualifying Accounts (in thousands)


                                                                                      Allowance For
                                                                               Obsolescence of Spare Parts
                                                                               ---------------------------
            Balance, December 31, 2000                                          $          1,527
                         Additions charged to expense                                        453
                         Deductions from reserve                                              -
                                                                               ---------------------------
            Balance, December 31, 2001                                                     1,980

                         Additions charged to expense                                        686
                         Deductions from reserve                                             (63)
                                                                               ---------------------------
            Balance, December 31, 2002                                                     2,603

                         Additions charged to expense                                        106
                         Deductions from reserve                                            (103)
                                                                               ---------------------------
            Balance, December 31, 2003                                          $          2,606
                                                                               ===========================


                                                                                    Allowance for
                                                                                 Doubtful Receivables
                                                                               ---------------------------
            Balance, December 31, 2000                                          $            216

                         Additions charged to expense                                         94
                         Deductions from reserve                                               -
                                                                               ---------------------------
            Balance, December 31, 2001                                                       310

                         Additions charged to expense                                        226
                         Deductions from reserve                                               -
                                                                               ---------------------------
            Balance, December 31, 2002                                                       536
                         Additions charged to expense                                          -
                         Deductions from reserve                                            (390)
                                                                               ---------------------------
            Balance, December 31, 2003                                          $            146
                                                                               ===========================

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pinnacle Airlines Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Pinnacle Airlines Corp.
                                      -----------------------
                                      (Registrant)


Date:    March 9, 2004                By:  /s/ Philip H. Trenary
                                          -------------------------------------
                                      Name: Philip H. Trenary
                                      Title: President, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2004.


Signature                                       Title
/s/ Philip H. Trenary
-----------------------        President, Chief Executive Officer and Director
Philip H. Trenary                     (Principal Executive Officer)

/s/ Curtis E. Sawyer
-----------------------        Vice President and Chief Financial Officer
Curtis E. Sawyer                      (Principal Accounting Officer)

/s/ Stephen E. Gorman
-----------------------                  Chairman, Director
Stephen E. Gorman

/s/ Donald J. Breeding
-----------------------                       Director
Donald J. Breeding

/s/ J. Timothy Griffin
-----------------------                       Director
J. Timothy Griffin

/s/ Robert A. Peiser
-----------------------                       Director
Robert A. Peiser

/s/ Thomas S. Schreier, Jr.
---------------------------                   Director
Thomas S. Schreier, Jr.

/s/ R. Philip Shannon
-----------------------                       Director
R. Philip Shannon

/s/ Nicholas R. Tomassetti
--------------------------                    Director
Nicholas R. Tomassetti

Exhibit 31.1      Certification of Chief Executive Officer

I, Philip H. Trenary, certify that:

1.       I have reviewed  this annual  report on Form 10-K of Pinnacle  Airlines
         Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the registrant and have:

         a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


         Date: March 9, 2004              /s/ Philip. H. Trenary
                                          ------------------------
                                          Philip H. Trenary
                                          President and Chief Executive Officer

Exhibit 31.2      Certification of Chief Financial Officer

I, Curtis E. Sawyer, certify that:

1.   I have reviewed this annual report on Form 10-K of Pinnacle Airlines Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

     Date: March 9, 2004             /s/ Curtis E. Sawyer
                                     ----------------------
                                     Curtis E. Sawyer
                                     Vice President and Chief Financial Officer

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350

Each of the undersigned, Philip H. Trenary and Curtis E. Sawyer, certifies, pursuant to 18 U.S.C. Section 1350, that (1) this annual report on Form 10-K for the year ended December 31, 2003 of Pinnacle Airlines Corp. (the "Company") fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.




March 9, 2004
                                      /s/ Philip H. Trenary
                                     ----------------------------------
                                     Philip H. Trenary
                                     President and Chief Executive Officer

                                      /s/ Curtis E. Sawyer
                                     ----------------------------------
                                     Curtis E. Sawyer
                                     Vice President and Chief Financial Officer