Form 10-Q
period 2004-03-31
PINNACLE AIRLINES CORP
filed 2004-04-29
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 001-31898

PINNACLE AIRLINES CORP.

(Exact name of registrant as specified in its charter)

Delaware	03-0376558
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1689 Nonconnah Blvd, Suite 111
Memphis, Tennessee	38132
(Address of principal executive offices)	(Zip Code)

901-348-4100
(Registrant’s telephone number, including area code)

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

As of April 30, 2004, [21,892,060] shares of common stock were outstanding.

Part I Financial Information

Item 1. Financial Statements

Pinnacle Airlines Corp.

Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Operating revenues:
Passenger	$133,387	$98,605
Other	492	1,957

Total operating revenues	133,879	100,562
Operating expenses:
Salaries, wages and benefits	23,219	19,156
Aircraft fuel and taxes	16,540	10,881
Aircraft maintenance, materials and repairs	5,646	2,966
Aircraft rentals	43,620	29,539
Other rentals and landing fees	8,077	6,777
Ground handling services	13,503	9,324
Depreciation and amortization	721	712
Other	8,209	6,868

Total operating expenses	119,535	86,223

Operating income	14,344	14,339
Operating income as a percentage of operating revenue	10.7%	14.3%

Nonoperating income (expense)
Interest expense	(1,235)	(1,571)
Miscellaneous income, net	85	104

Total nonoperating expense	(1,150)	(1,467)

Income before income taxes	13,194	12,872
Income tax expense	5,140	4,848

Net income	$8,054	$8,024

Basic earnings per share	$0.37	$0.37

Diluted earnings per share	$0.37	$0.37

Shares used in computing basic earnings per share	21,892	21,892

Shares used in computing diluted earnings per share	21,905	21,892

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,600	$31,523
Receivables, principally from Northwest, net	18,641	17,307
Spare parts and supplies, net	3,986	3,773
Prepaid expenses and other assets	7,363	6,810
Deferred income taxes	2,505	2,549

Total current assets	69,095	61,962
Property and equipment:
Aircraft and rotable spares	32,275	32,779
Other property and equipment	14,102	14,081
Office furniture and fixtures	1,258	1,258

	47,635	48,118
Less accumulated depreciation	(14,105)	(13,832)

Net property and equipment	33,530	34,286
Deposits with Northwest	15,225	13,300
Cost in excess of net assets acquired, net	18,422	18,422

Total assets	$136,272	$127,970

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Liabilities and stockholders’ equity (deficiency)
Current liabilities:
Accounts payable	$14,576	$9,798
Accrued expenses	10,763	11,622
Line of credit	10,000	10,000
Income taxes payable	4,459	5,596
Current portion of deferred credits	227	217
Current portion of note payable to Northwest	12,000	12,000

Total current liabilities	52,025	49,233
Deferred credits	658	719
Deferred income taxes	6,917	6,400
Note payable to Northwest	117,000	120,000
Commitments and contingencies
Stockholders’ equity (deficiency):
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, no shares issued	—	—
Series A preferred stock, stated value $100 per share; one share authorized, issued and outstanding	—	—
Series common stock, par value $0.01 per share; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value:
Authorized shares—40,000,000
Issued and outstanding shares—21,892,060	219	219
Additional paid-in capital	84,973	84,973
Retained earnings (deficit)	(125,520)	(133,574)

Total stockholders’ equity (deficiency)	(40,328)	(48,382)

Total liabilities and stockholders’ equity (deficiency)	$136,272	$127,970

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net income	$8,054	$8,024
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	721	712
Loss on disposal of equipment and rotable spares	24	125
Deferred income taxes	562	494
Provision for spare parts and supplies obsolescence	35	24
Reduction of deferred credits	(51)	(42)
Changes in operating assets and liabilities:
Receivables	(1,335)	(5,870)
Spare parts and supplies	117	(562)
Prepaid expenses and other assets	(2,478)	8,002
Accounts payable and accrued expenses	3,919	(4,825)
Income taxes payable	(1,137)	3,894

Cash provided by operating activities	8,431	9,976

Investing activities
Purchases of property and equipment	(709)	(4,671)
Proceeds from the sale of property and equipment	355	—

Cash used in investing activities	(354)	(4,671)

Financing activities
Payments on long-term debt	(3,000)	(5,000)
Repayments on line of credit with bank	—	(4,245)
Net borrowings under line of credit with Northwest	—	9,800

Cash (used in) provided by financing activities	(3,000)	555

Net increase in cash and cash equivalents	5,077	5,860
Cash and cash equivalents at beginning of period	31,523	4,580

Cash and cash equivalents at end of period	$36,600	$10,440

Supplemental disclosure of cash flow information
Interest paid	$2,297	$1,583
Income tax payments	$5,716	$460
Other non-cash transactions
Note payable issued to Northwest as a dividend	$—	$200,000
Settlement of accounts with Northwest as a dividend	$—	$15,500

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

     Pinnacle Airlines Corp. (the “Company”) operates through its wholly owned subsidiary, Pinnacle Airlines, Inc., as a regional airline that provides airline capacity to Northwest Airlines, Inc. (“Northwest”), a wholly owned indirect subsidiary of Northwest Airlines Corporation. The Company operates as a Northwest Airlink carrier at Northwest’s domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis. The Company currently operates an all-regional jet fleet of 87 Canadair Regional Jet (“CRJ”) aircraft and offers scheduled passenger service with 508 daily departures to 83 cities in 30 states and one Canadian province.

1. Basis of Presentation

     These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2004 and the results of its operations and cash flows for the three-month periods ended March 31, 2004 and 2003. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The term “block hours” refers to the elapsed time between an aircraft leaving a gate and arriving at a gate, and the term “cycle” refers to an aircraft’s departure and corresponding arrival. “Available seat miles” represents the number of seats available for passengers, multiplied by the number of miles those seats are flown.

2. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003:

	2004	2003
Basic earnings per share:
Net income	$8,054	$8,024
Weighted average number of shares outstanding	21,892	21,892

Basic earnings per share	$0.37	$0.37

Diluted earnings per share:
Net income	$8,054	$8,024
Share computation:
Weighted average number of shares outstanding	21,892	21,892
Assumed exercises of stock options	13	—

Weighted average number of shares outstanding for diluted earnings per share	21,905	21,892

Diluted earnings per share	$0.37	$0.37

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

3. Stock Options

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”). Under APB 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Since the Company’s stock options have all been granted with exercise prices at the market price of the underlying stock on the date of grant, no compensation expense has been recognized under APB 25.

     The initial grant of the employee stock options to purchase the Company’s common stock occurred in November 2003. The following table illustrates the effect on net income and income per share for the three months ended March 31, 2004 assuming the compensation costs for the Company’s stock option and purchase plans had been determined using the fair value method, prorated over the vesting periods, at the grant dates as required under SFAS No. 123, “Accounting for Stock-Based Compensation”:

Three Months Ended
March 31, 2004
Net income, as reported	$8,054
Deduct: Total pro forma stock-based compensation expense, net of tax	(306)

Pro forma net income	$7,748

Earnings per common share:
Basic — as reported	$0.37
Basic — pro forma	$0.35
Diluted — as reported	$0.37
Diluted — pro forma	$0.35

4. Change in Ownership and Public Offering

     On January 15, 2003, Northwest transferred all of the outstanding common stock of Pinnacle Airlines, Inc. to Pinnacle Airlines Corp., in exchange for 21,892 shares of the Pinnacle Airlines Corp. common stock, which constitutes all of its outstanding common stock, and one share of Series A preferred stock. In January 2003 and September 2003, Northwest contributed 12.9% and 75.7%, respectively, of the shares of Pinnacle Airlines Corp. common stock to the Northwest Airlines Pension Plan for Contract Employees, the Northwest Airlines Pension Plan for Pilot Employees and the Northwest Airlines Pension Plan for Salaried Employees (collectively, the “Northwest Airlines Pension Plan.”)

     The Series A preferred stock has a stated value and liquidation preference of $100. The Series A preferred stock gives Northwest the right to appoint two directors to the Company’s board of directors. No dividends are payable to the shareholder of the Series A preferred stock, and it is redeemable by the Company, at its option, for an amount equal to the liquidation preference, only upon or following the occurrence of certain events, including the sale or other disposition of the Series A preferred stock or the termination or expiration of the airline services agreement between the Company and Northwest.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

4. Change in Ownership and Public Offering (continued)

     On November 25, 2003, the Company completed an initial public offering (the “Offering”) of its common stock, par value $.01 per share. In the Offering, the Northwest Airlines Pension Plan sold the 19,400 shares that it received during 2003. The Company did not receive any proceeds from the Offering.

5. Airline Services Agreement

     The Company and Northwest operate under an Airline Services Agreement (“ASA”), effective March 1, 2002, pursuant to which the Company provides regional airline services to Northwest. The terms of the ASA are materially different from the terms of the historical arrangement between the Company and Northwest. The initial agreement provided for a term from March 1, 2002, through February 29, 2012 and would have increased the Company’s fleet to 95 regional jets by December 31, 2004. During 2003, the Company and Northwest entered into certain amendments to the ASA that, among other things, extended the term of the agreement through December 31, 2017, eliminated incentive payments based on certain performance criteria, lowered the Company’s target operating margin from 14% to 10% effective December 1, 2003, and provided for an increase in the size of the Company’s fleet to 129 regional jets by December 31, 2005.

     Under the ASA, the Company receives the following payments from Northwest:

     Reimbursement payments. The Company receives monthly reimbursements for all expenses relating to: passenger aircraft fuel; basic aircraft rentals; aviation liability, war risk and hull insurance; third-party deicing services; CRJ third-party engine and airframe maintenance; hub and maintenance facility rentals; passenger security costs; ground handling in cities where Northwest has ground handling operations; Detroit landing fees; and property taxes. Since the Company is reimbursed by Northwest for the actual expenses incurred for these items, the Company has no financial risk associated with cost fluctuations.

     Payments based on pre-set rates. The Company is entitled to receive semi-monthly payments for each block hour and cycle it operates and a monthly fixed cost payment based on the size of its fleet. These payments are designed to cover all of the Company’s expenses incurred with respect to the ASA that are not covered by the reimbursement payments. The substantial majority of these expenses relate to labor costs, line maintenance and ground handling costs in cities where Northwest does not have ground handling operations, landing fees in cities other than Detroit, overhead and depreciation.

     Margin payments. The Company receives a monthly margin payment based on the revenues described above calculated to achieve a target operating margin. The target operating margin for the ten months ended December 31, 2002, and the eleven months ended November 30, 2003 was 14%. Following the Offering, the Company and Northwest amended the ASA (as discussed above) to lower the Company’s target operating margin to 10%, effective December 1, 2003. Under the amended ASA, the Company’s target operating margin will be reset to a market-based percentage in 2008, but the reset target operating margin will be no lower than 8% and no higher than 12%.

     The portion of any margin payments attributable to the reimbursement payments will always be equal to the targeted operating margin for the relevant period. However, since the payments based on pre-set rates are not based on the actual expenses incurred, if the Company’s expenses are not covered by these payments, its actual operating margin could differ from its target operating margin.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

5. Airline Services Agreement (continued)

     Through 2007, if the Company’s actual costs that are intended to be covered by the revenues the Company receives based on pre-set rates deviate from the expected costs used in developing those pre-set rates, and as a result its annual operating margin is below the 9% floor or above the 11% ceiling for each year through 2005, or below the 8% floor or above the 12% ceiling for 2006 and 2007, a year-end adjustment in the form of a payment by Northwest or by the Company will be made to adjust the Company’s operating margin to the floor or ceiling. Specified amounts are excluded when determining whether the Company’s annual operating margin is below the floor or above the ceiling.

     Beginning in 2008, Northwest will not guarantee the Company a minimum operating margin, although the Company will still be subject to a margin ceiling above the revised target-operating margin. If the Company’s actual operating margin for any year beginning with 2008 exceeds the revised target operating margin by up to five percentage points, the Company will make a year-end adjustment payment to Northwest in an amount equal to half of the excess. In addition, should the Company’s actual operating margin exceed the targeted operating margin by more than five percentage points, the Company will pay Northwest all of the excess above five percent. If necessary, the Company will record an amount each quarter to reflect the Company’s right to receive or the Company’s obligation to pay this operating margin adjustment payment, and any net payment will be made annually.

6. Note Payable and Dividends to Northwest

     On January 14, 2003, the Company issued a $200,000 note payable to Northwest as a dividend. The note payable required quarterly principal payments of $5,000 beginning in March 2003 and continuing through December 2009. The note payable also required monthly payments to the extent that the Company’s cash equivalents balance exceeds $40,000. This note accrues interest at the rate of 3.4%, which is payable quarterly. In the event that the Company does not satisfy its obligations under the note, Northwest has the right to set off any such amounts against its payment obligations to the Company under the ASA. Should Northwest terminate the ASA prior to December 2009, all outstanding principal and interest would become immediately due and payable to Northwest.

     Immediately following the Offering, Northwest made a capital contribution to the Company in the amount of $50,000. The contribution of capital was used by the Company to reduce the outstanding principal balance on the note payable. The Company and Northwest subsequently amended the note payable to reflect an outstanding principal balance of $135,000 and quarterly principal payments were lowered to $3,000. The amended note payable also requires monthly principal payments to the extent that the Company’s cash and cash equivalents balance exceeds $50,000. No other significant changes were made to the terms of the note payable.

7. Line of Credit with Northwest

     In January 2003, the Company obtained a Revolving Credit Facility (“Revolver”) from Northwest, which allows for borrowings up to $50,000. The term of the Revolver extends through December 31, 2005. The Revolver accrues interest at the rate of 1% plus a margin that is equal to the higher of the most recent prime rate offered by JP Morgan Chase Bank, or the most recent overnight federal funds rate offered to JP Morgan Chase Bank plus .5%. Under the terms of the Revolver, the Company must continue to operate under the ASA and is prevented from issuing or declaring dividends or incurring any additional debt without the approval of Northwest. The interest rate was 5.0% and 5.3% at March 31, 2004 and 2003, respectively. The Revolver contains certain affirmative and negative covenants regarding the operation of the Company. As of March 31, 2004 and December 31, 2003 the Company was in compliance with all covenants contained in the Revolver.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

8. Commitments and Contingencies

     The Company leases all of its aircraft and certain aircraft equipment, buildings and office equipment under noncancelable operating leases that expire in various years through 2017. The Company subleases its CRJ aircraft from Northwest under operating leases that expire December 31, 2017. The lease agreements contain certain requirements of the Company regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon its return to Northwest. The monthly lease rates include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Northwest reimburses the Company’s aircraft rental expense in full under the ASA.

     The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under noncancelable operating leases with initial or remaining lease terms in excess of one year as of March 31, 2004:

	Operating Leases
	Aircraft	Non-aircraft
Remainder of 2004	$142,767	$2,921
2005	190,356	3,656
2006	190,164	3,557
2007	185,095	3,308
2008	184,092	3,121
Thereafter	1,644,358	23,386

	2,536,832	39,949
Sublease rental income	(24,707)	(438)

Total minimum operating lease payments	$2,512,125	$39,511

9. Related Party Transactions

     Northwest is a related party of the Company. As previously noted, the Company generates substantially all of its revenue from its ASA with Northwest under which the Company uses the “NW” two-letter designator code in displaying its schedules on all flights in the automated airline reservation systems used throughout the industry. Under this agreement, the Company uses the name “Northwest Airlink.” Northwest leases the Company all of its regional jets, provides certain borrowings to the Company and is the owner of 2,492 shares of the Company’s common stock and the Company’s Series A preferred stock.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

9. Related Party Transactions (continued)

     Amounts recorded in the Company’s consolidated statements of income for transactions with Northwest for the three months ended March 31, 2004 and 2003 are as follows:

	2004	2003
Revenue:
Passenger revenue	$133,387	$98,605
Other revenue	39	731
Expenses:
Aircraft fuel and taxes	16,411	10,293
Aircraft rentals	43,620	29,511
Other rentals and landing fees	2,813	2,813
Ground handling services	8,915	6,372
Other	57	51
Interest expense	1,251	1,535

     Nets amounts due from Northwest as of March 31, 2004 and December 31, 2003 were $18,486 and $16,187, respectively, and are included in accounts receivable in the Company’s consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

     The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity, capital resources and contractual cash obligations, as well as the critical accounting policies, of the Company. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended December 31, 2003 (“Annual Report”), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

     Our website address is www.nwairlink.com. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Overview

     Our available seat miles (“ASMs”), block hours and cycles increased by approximately 60%, 51% and 36%, respectively, during the three months ended March 31, 2004, compared to the same period in 2003. The increases were driven primarily by the growth in our fleet of Canadair Regional Jets (“CRJs”), 11 of which were added during the three months ended March 31, 2004. By adding 29 aircraft since March 31, 2003, we have grown our fleet by 50% to include 87 CRJs at March 31, 2004.

     Operating and passenger revenue for the three months ended March 31, 2004 were $133.9 million and $133.4 million, respectively, which represented increases of 33% and 35%, respectively, over the same period in 2003. Operating income for the three months ended March 31, 2004 and 2003 was $14.3 million.

     Net income for the three month periods ending March 31, 2004 and 2003 was $8.1 million and $8.0 million, respectively. Since December 31, 2003, our balance of cash and cash equivalents has increased by $5.1 million to $36.7 million.

     Our 2004 passenger revenue and operating income were negatively affected by the reduction in our target operating margin from 14% to 10%, which occurred at the time of the Offering. The growth in passenger revenue and operating income for the three months ended March 31, 2004 would have been approximately 42% and 44% had the target margin been 10% for the same period in 2003.

     The following reconciles our passenger revenue and operating income as reported in accordance with generally accepted accounting principles (“GAAP”) for the three months ended March 31, 2003 to passenger revenue and operating income as if our target operating margin had been 10% for the same period. We believe that this information is useful as it indicates more clearly our comparative year-to-year operating results. None of this information should be considered a substitute for any measures prepared in accordance with GAAP. We have included this reconciliation of non-GAAP financial measures to our most comparable GAAP financial measures included in our consolidated statements of income.

	Three months ended March 31,
	2004	2003	% Increase
Passenger Revenue
Passenger revenue in accordance with GAAP	$133,387	$98,605	35%
Adjustment to reduce target operating margin to 10% from 14%	—	(4,382)

Adjusted passenger revenue with 10% target operating margin	$133,387	$94,223	42%

Operating Income
Operating income in accordance with GAAP	$14,344	$14,339	0%
Adjustment to reduce target operating margin to 10% from 14%	—	(4,382)

Adjusted operating income with 10% target operating margin	$14,344	$9,957	44%

Outlook

     The number of aircraft we operate will continue to have the largest effect on the growth of our passenger revenue, which is derived solely from our operating agreement with Northwest. Northwest has continued to indicate its commitment to regional jets as a part of its core strategy. Accordingly, we have not revised our forecasted growth in fleet size, passenger revenue and operating income for the remainder of 2004. We are still forecasting that our fleet will grow to 114 CRJs by the end of 2004 and 129 by the end of 2005.

     We continue to focus on strong operational performance and cost efficiencies in order to be well positioned to compete for the remaining 175 CRJs that Northwest has on option. Northwest has made no announcement regarding the exercise of options or placement of these aircraft with any regional carrier. We remain the only operator of 44-seat and 50-seat CRJs as a code-share partner of Northwest.

Results of Operations

     The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2004 compared to the same period in 2003. All amounts are in thousands except per share data.

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

Revenue

     As noted in the discussion of our ASA, we are reimbursed for certain operating expenses necessary to provide regional airline capacity to Northwest and receive payments based on pre-set rates for fixed costs, completed block hours and completed cycles. We also receive margin payments on these items that are intended to achieve a target operating margin. Our operating results are not affected by any seasonality trends historically associated with the airline industry.

     The following is a summary of our passenger revenue by type, which includes margin, for the quarters ended March 31, 2004 and 2003 (in thousands):

	2004	2003	Change
Passenger revenue from expense reimbursement	89,351	64,487	39%
Passenger revenue based on pre-set rates	44,036	34,118	29%

Total passenger revenue	$133,387	$98,605	35%

     The increase in passenger revenue of $34.8 million was caused primarily by the addition of 29 aircraft to our fleet of CRJs. This increase in our fleet and the corresponding increase in CRJ block hours and cycles of 51% and 36%, respectively, accounted for increased passenger revenue based on pre-set rates of $9.9 million. The increase in payments based on pre-set rates was partially offset by a decrease in our margin payments under our ASA with Northwest, which as previously noted, was amended at the time of the Offering to reduce our target operating margin from 14% to 10% effective December 1, 2003.

     The increase in revenue associated with expense reimbursements of $24.8 million was largely due to increases in aircraft rentals, aircraft fuel and ground handling, which increased with our level of operations. As noted above, the decrease in our target operating margin under our ASA caused the decline in our margin associated with expense reimbursements.

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003 (continued)

Operating Expenses

     The following summarizes our operating expenses, reimbursed and unreimbursed, as provided under the terms of our ASA (in thousands):

	2004			2003
	Reimbursed	Unreimbursed	Total	Reimbursed	Unreimbursed	Total
Operating expenses:
Salaries, wages and benefits	$—	$23,219	$23,219	$—	$19,155	$19,155
Aircraft fuel and taxes	16,411	129	16,540	10,825	56	10,881
Aircraft maintenance, materials and repairs	3,005	2,641	5,646	1,383	1,583	2,966
Aircraft rentals	43,620	—	43,620	29,511	28	29,539
Other rentals and landing fees	4,569	3,508	8,077	4,014	2,763	6,777
Ground handling services	8,915	4,588	13,503	6,372	2,952	9,324
Depreciation and amortization	—	721	721	—	712	712
Other	3,896	4,313	8,209	3,354	3,514	6,868

Total operating expenses	$80,416	$39,119	$119,535	$55,459	$30,763	$86,222

Margin on expense reimbursements	8,935			9,028

Passenger revenue from expense reimbursements	$89,351			$64,487

     The increase in operating expenses during the three months ended March 31, 2004 was predominately due to the growth in our level of operations. Total operating expenses increased by $33,313, or 39%, which is comprised of increases in reimbursed and unreimbursed expenses of approximately 45% and 27%, respectively.

     Salaries, wages and benefits increased primarily due to the increase in the number of pilots and flight attendants and wage rate and benefit increases. The number of pilots and flight attendants increased by 22% and 50%, respectively, which caused an increase in compensation expense of $2.7 million.

     Aircraft fuel and taxes increased due to the 51% increase in block hours and a 20% increase in the average length of our flights.

     Aircraft maintenance, materials and repairs expenses that are reimbursed by Northwest increased principally due to required heavy airframe maintenance checks being performed on our CRJ aircraft. This accounted for approximately $1.2 million of the increase in reimbursed maintenance expenses. Heavy airframe maintenance checks were performed on 11 aircraft during the quarter and 22 are scheduled for the remainder of the year. The remaining increases in maintenance expense, both unreimbursed and reimbursed, were due mainly to the increase in our level of operations and the expiration of warranty on a portion of the fleet.

     Aircraft rentals increased by $14.1 million, or 48%, due to the addition of 29 CRJ aircraft to our fleet, an increase of 50%.

     Ground handling services increased by $4.2 million, or 45%, due to the 36% increase in the number of departures performed. The increase in ground handling expense per departure was caused by a change in the mix of cities where we provide passenger service.

     Other rentals and landing fees increased due to an increase in landing fees of approximately $ 1.2 million, or approximately 42%, which is due largely to our increased level of operations.

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003 (continued)

Operating Expenses (continued)

     Other expenses that are reimbursed by Northwest increased primarily due to an increase in property taxes of $1.1 million, which was partially offset by a decrease in passenger and hull insurance. The increase in unreimbursed other expenses was driven by our increased level of operations, most notably an increase of $0.3 million of expenses associated with overnight travel for our pilots and flight attendants.

Nonoperating Expenses

     The decrease in interest expense was due to our reduced level of borrowings from Northwest. Since March 31, 2003, the note payable owed to Northwest has been reduced by $66.0 million due primarily to the $50.0 million reduction at the time of the Offering.

     The 1.3 point increase in our effective tax rate for the three months ended March 31, 2004 over the same period in 2003 was due primarily to an increase in our state tax expense, which was caused by the changes in the mix of cities and states where we provide passenger service. We estimate that our effective tax rate for the full year of 2004 will be consistent with the rate for the three months ended March 31, 2004.

Certain Statistical Information

     Information with respect to our operating expense components (amounts in thousands) as a percentage of revenue and as cents per available seat miles (“ASMs”) is as follows:

	Three Months Ended March 31,
	2004			2003
		Percent of	Cents		Percent of	Cents
	Amount	Revenue	per ASM	Amount	Revenue	per ASM
Operating expenses:
Salaries, wages and benefits	$23,219	17%	2.84	$19,155	19%	3.74
Aircraft fuel and taxes	16,540	12%	2.02	10,881	11%	2.12
Aircraft maintenance, materials and repairs	5,646	4%	0.69	2,966	3%	0.58
Aircraft rentals	43,620	33%	5.33	29,539	29%	5.76
Other rentals and landing fees	8,077	6%	0.99	6,777	7%	1.32
Ground handling services	13,503	10%	1.65	9,324	9%	1.82
Depreciation and amortization	721	1%	0.09	712	1%	0.14
Other	8,209	6%	1.00	6,868	7%	1.34

Total Operating Expenses	$119,535	89%	14.60	$86,222	86%	16.82

Certain Statistical Information (continued)

     The following table summarizes certain operational statistics for the three months ended March 31, 2004 and 2003:

	2004	2003	Change
Other Data:
Revenue passengers (in thousands)	1,229	829	48%
Revenue passenger miles (in thousands) (1)	513,097	293,392	75%
Available seat miles (in thousands)	818,689	512,553	60%
Passenger load factor (2)	62.7%	57.2%	5.5 pts
Operating revenue per available seat mile (in cents)	16.35	19.62	(17%)
Operating costs per available seat mile (in cents)	14.60	16.82	(13%)
Block hours	64,769	42,888	51%
Cycles	42,185	30,969	36%
Average daily utilization (block hours)	8.44	8.36	0.08 hrs
Average length of aircraft flight (miles)	416	346	20%
Number of operating aircraft (end of period)	87	58	50%
Employees at end of period	2,228	2,329	(4%)

(1)	Revenue passenger miles represents the number of miles flown by revenue passengers.

(2)	Passenger load factor equals revenue passenger miles divided by available seat miles.

Liquidity and Capital Resources

     As of March 31, 2004, we had $36.6 million in cash and cash equivalents. Net cash provided by operating activities for the three months ended March 31, 2004 and 2003 was $8.4 million and $10.0 million, respectively. The reduced cash flow during 2004 is due primarily to settlement of trade balances with Northwest, which occurred during January 2003.

     Cash used for investing activities for the three months ended March 31, 2004 and 2003 was $0.4 million and $4.7 million, respectively. The decrease is due to the timing of purchases of rotable (renewable) parts. We are still forecasting that capital expenditures for 2004 will be approximately $16.0 million, which will be funded with cash flows from our current operations.

     Cash used for financing activities for the three months ended March 31, 2004 was $3.6 million more than the same period in 2003, due primarily to the 2003 borrowings under our line of credit with Northwest of $5.6 million.

     As of March 31, 2004, we had $40.0 million of available borrowings under our revolving credit facility with Northwest, which had an interest rate of 5%.

     We have significant lease and sublease obligations for aircraft that are classified as operating leases on our balance sheet. We are responsible for all maintenance, insurance and other costs associated with operating these aircraft; however, we have not made any residual value or other guarantees to our lessors. We have no other off-balance sheet arrangements.

Critical Accounting Policies

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

     Information regarding our “Critical Accounting Policies” can be found in our Annual Report on page 27. In addition, Note 2 to the consolidated financial statements in our Annual Report contains a summary of our significant accounting policies.

Forward Looking Statements

     Statements in this Form 10-Q report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes” or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations not more than once per quarter, and not to update that information until we deem it appropriate.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     We are not subject to any significant degree to market risks such as commodity price risk (e.g., aircraft fuel prices) and interest rate risk. We have not been a party to any derivative financial instruments.

     Aircraft fuel. Under the ASA, Northwest bears the economic risk of price fluctuations in aircraft fuel. We are reimbursed in full by Northwest at the lower of the actual cost of our passenger fuel (including taxes and fees) or $0.78 per gallon; any excess over $0.78 is borne by Northwest and does not yield a margin to us.

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

Item 4. Controls and Procedures

     Our principal executive and financial officers have evaluated our disclosure controls and procedures and, based on such evaluation, have determined that such disclosure controls and procedures were effective as of March 31, 2004 (the end of the period covered by this Quarterly Report on Form 10-Q).

     During our fiscal quarter ended March 31, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     We are a defendant in various lawsuits and other proceedings arising in the ordinary course of our business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of management, based on current information and legal advice, that the ultimate disposition of these actions will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K:

     The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

Date Filed	Event Reported
January 28, 2004	Items 7 and 12. Earnings release for the fourth quarter and full fiscal year ended December 31, 2003.

March 1, 2004	Items 5 and 7. Issuance of a press release announcing that the Company had reached a tentative agreement with the union representing the Company’s fleet and passenger service employees.

March 9, 2004	Items 5 and 7. Issuance of a press release by Pinnacle Airlines, Inc., a wholly-owned subsidiary of the Company, announcing its passenger traffic and capacity for February 2004.

March 11, 2004	Items 5 and 7. Issuance of a press release announcing the appointment of James McGehee to the Company’s board of directors.

March 16, 2004	Items 5 and 7. Issuance of a press release by Pinnacle Airlines, Inc. announcing that its fleet and passenger service employees, represented by the Paper, Allied-Industrial, Chemical & Energy Workers International Union, ratified a tentative agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Philip H. Trenary

Philip H. Trenary
Date: April 29, 2004		President and Chief Executive Officer

	By:	/s/ Curtis E. Sawyer

Curtis E. Sawyer
Date: April 29, 2004		Vice President and
Chief Financial Officer