Form 10-Q
period 2004-06-30
PINNACLE AIRLINES CORP
filed 2004-07-29
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from________ to ________

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

As of July 23, 2004, [21,892,060] shares of common stock were outstanding.

Part I Financial Information

Item 1. Financial Statements

Pinnacle Airlines Corp.

Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2004	2003
Operating revenues:
Passenger	$151,654	$107,561
Other	519	1,888

Total operating revenues	152,173	109,449
Operating expenses:
Salaries, wages and benefits	24,880	20,542
Aircraft fuel and taxes	19,527	13,102
Aircraft maintenance, materials and repairs	5,869	3,265
Aircraft rentals	50,062	33,016
Other rentals and landing fees	8,858	7,192
Ground handling services	14,850	10,684
Depreciation and amortization	769	753
Government reimbursements	—	(1,000)
Other	10,448	6,198

Total operating expenses	135,263	93,752

Operating income	16,910	15,697
Operating income as a percentage of operating revenue	11.1%	14.3%
Nonoperating income (expense)
Interest expense	(1,193)	(1,989)
Miscellaneous income (expense), net	230	(79)

Total nonoperating expense	(963)	(2,068)

Income before income taxes	15,947	13,629
Income tax expense	6,249	5,130

Net income	$9,698	$8,499

Basic and diluted earnings per share	$0.44	$0.39

Shares used in computing basic and diluted earnings per share	21,892	21,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Six Months Ended June 30,
	2004	2003
Operating revenues:
Passenger	$285,041	$206,166
Other	1,011	3,845

Total operating revenues	286,052	210,011
Operating expenses:
Salaries, wages and benefits	48,099	39,698
Aircraft fuel and taxes	36,067	23,983
Aircraft maintenance, materials and repairs	11,515	6,231
Aircraft rentals	93,682	62,555
Other rentals and landing fees	16,935	13,969
Ground handling services	28,353	20,008
Depreciation and amortization	1,490	1,465
Government reimbursements	—	(1,000)
Other	18,657	13,066

Total operating expenses	254,798	179,975

Operating income	31,254	30,036
Operating income as a percentage of operating revenue	10.9%	14.3%
Nonoperating income (expense)
Interest expense	(2,428)	(3,560)
Miscellaneous income, net	315	25

Total nonoperating expense	(2,113)	(3,535)

Income before income taxes	29,141	26,501
Income tax expense	11,389	9,978

Net income	$17,752	$16,523

Basic and diluted earnings per share	$0.81	$0.75

Shares used in computing basic and diluted earnings per share	21,892	21,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.

Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,553	$31,523
Receivables, principally from Northwest, net	20,969	17,307
Spare parts and supplies, net	4,000	3,773
Prepaid expenses and other assets	5,436	6,810
Deferred income taxes	1,739	2,549

Total current assets	72,697	61,962
Property and equipment:
Aircraft and rotable spares	31,755	32,779
Other property and equipment	14,900	14,081
Office furniture and fixtures	1,266	1,258

	47,921	48,118
Less accumulated depreciation	(13,014)	(13,832)

Net property and equipment	34,907	34,286
Deposits with Northwest	17,675	13,300
Cost in excess of net assets acquired, net	18,422	18,422

Total assets	$143,701	$127,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Liabilities and stockholders’ equity (deficiency)
Current liabilities:
Accounts payable	$16,075	$9,798
Accrued expenses	12,886	11,622
Line of credit	10,000	10,000
Income taxes payable	1,390	5,596
Current portion of deferred credits	237	217
Current portion of note payable to Northwest	12,000	12,000

Total current liabilities	52,588	49,233
Deferred credits	595	719
Deferred income taxes	7,148	6,400
Note payable to Northwest	114,000	120,000
Commitments and contingencies
Stockholders’ equity (deficiency):
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, no shares issued	—	—
Series A preferred stock, stated value $100 per share; one share authorized, issued and outstanding	—	—
Series common stock, par value $0.01 per share; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value:
Authorized shares—40,000,000
Issued and outstanding shares—21,892,060	219	219
Additional paid-in capital	84,973	84,973
Retained earnings (accumulated deficit)	(115,822)	(133,574)

Total stockholders’ equity (deficiency)	(30,630)	(48,382)

Total liabilities and stockholders’ equity (deficiency)	$143,701	$127,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net income	$17,752	$16,523
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,490	1,465
(Gain) loss on disposal of equipment and rotable spares	(230)	211
Deferred income taxes	1,558	730
Provision for spare parts and supplies obsolescence	75	53
Reduction of deferred credits	(104)	(86)
Changes in operating assets and liabilities:
Receivables	(3,662)	(6,443)
Spare parts and supplies	(478)	(817)
Prepaid expenses and other assets	1,374	8,379
Deposits	(4,375)	(2,450)
Accounts payable and accrued expenses	7,541	(4,773)
Income taxes payable	(4,206)	8,014

Cash provided by operating activities	16,735	20,806
Investing activities
Purchases of property and equipment	(2,665)	(8,108)
Proceeds from the sale of property and equipment	960	—

Cash used in investing activities	(1,705)	(8,108)
Financing activities
Payments on long-term debt	(6,000)	(10,000)
Repayments on line of credit with bank	—	(4,245)
Borrowings under line of credit with Northwest	—	24,800

Cash (used in) provided by financing activities	(6,000)	10,555

Net increase in cash and cash equivalents	9,030	23,253
Cash and cash equivalents at beginning of period	31,523	4,580

Cash and cash equivalents at end of period	$40,553	$27,833

Supplemental disclosure of cash flow information
Interest paid	$3,553	$3,605
Income tax payments	$14,037	$1,234
Other non-cash transactions
Note payable issued to Northwest as a dividend	$—	$200,000
Settlement of accounts with Northwest as a dividend	$—	$15,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

     Pinnacle Airlines Corp. (the “Company”) operates through its wholly owned subsidiary, Pinnacle Airlines, Inc., as a regional airline that provides airline capacity to Northwest Airlines, Inc. (“Northwest”), a wholly owned indirect subsidiary of Northwest Airlines Corporation. The Company operates as a Northwest Airlink carrier at Northwest’s domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis. The Company currently operates an all-regional jet fleet of 101 Canadair Regional Jet (“CRJ”) aircraft and offers scheduled passenger service with 586 daily departures to 94 cities in 32 states and 4 Canadian provinces.

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company’s financial position, the results of its operations and its cash flows for the periods indicated. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The term “block hours” refers to the elapsed time between an aircraft leaving a gate and arriving at a gate, and the term “cycle” refers to an aircraft’s departure and corresponding arrival. “Available seat miles” represents the number of seats available for passengers, multiplied by the number of miles those seats are flown.

2. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic earnings per share:
Net income	$9,698	$8,499	$17,752	$16,523
Weighted average number of shares outstanding	21,892	21,892	21,892	21,892

Basic earnings per share	$0.44	$0.39	$0.81	$0.75

Diluted earnings per share:
Net income (in thousands)	$9,698	$8,499	$17,752	$16,523
Share computation:
Weighted average number of shares outstanding	21,892	21,892	21,892	21,892
Assumed exercises of stock options	—	—	—	—

Weighted average number of shares outstanding for diluted earnings per share	21,892	21,892	21,892	21,892

Diluted earnings per share	$0.44	$0.39	$0.81	$0.75

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

2. Earnings Per Share (continued)

Options to purchase 858,200 shares of common stock were excluded from the diluted EPS calculation because the effect would be anti-dilutive.

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

     The following table illustrates the effect on net income and income per share, assuming the compensation costs for the Company’s stock option and purchase plans had been determined using the fair value method as required under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Net income, as reported	$9,698	$17,752
Deduct: Total pro forma stock-based compensation expense, net of tax	(283)	(566)

Pro forma net income	$9,415	$17,186

Earnings per common share:
Basic and diluted - as reported	$0.44	$0.81
Basic and diluted - pro forma	$0.43	$0.79

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

     Under the ASA, the Company receives the following payments from Northwest:

     Reimbursement payments. The Company receives monthly reimbursements for all expenses relating to: passenger aircraft fuel; basic aircraft rentals; aviation liability, war risk and hull insurance; third-party deicing services; CRJ third-party engine and airframe maintenance; hub and maintenance facility rentals; passenger security costs; ground handling in cities where Northwest has ground handling operations; Detroit landing fees; and property taxes. Since the Company is reimbursed by Northwest for the actual expenses incurred for these items, the Company has no financial risk associated with these cost fluctuations.

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

6. Note Payable and Dividends to Northwest

     On January 14, 2003, the Company issued a $200,000 note payable to Northwest as a dividend. The note payable required quarterly principal payments of $5,000 beginning in March 2003 and continuing through September 2009 with a final payment of the outstanding principal and interest due in December 2009. The note payable also required monthly payments to the extent that the Company’s cash equivalents balance exceeds $40,000. This note accrues interest at the rate of 3.4%, which is payable quarterly. In the event that the Company does not satisfy its obligations under the note, Northwest has the right to set off any such amounts against its payment obligations to the Company under the ASA. Should Northwest terminate the ASA prior to December 2009, all outstanding principal and interest would become immediately due and payable to Northwest.

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

7. Line of Credit with Northwest

     In January 2003, the Company obtained a Revolving Credit Facility (“Revolver”) from Northwest, which allows for borrowings up to $50,000. The term of the Revolver extends through December 31, 2005. The Revolver accrues interest at the rate of 1% plus a margin that is equal to the higher of the most recent prime rate offered by JP Morgan Chase Bank, or the most recent overnight federal funds rate offered to JP Morgan Chase Bank plus .5%. Under the terms of the Revolver, the Company must continue to operate under the ASA and is prevented from issuing or declaring dividends or incurring any additional debt without the approval of Northwest. The interest rate was 5.25% and 5.0% at June 30, 2004 and 2003, respectively. The Revolver contains certain affirmative and negative covenants regarding the operation of the Company. As of June 30, 2004 and December 31, 2003 the Company was in compliance with all covenants contained in the Revolver.

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

     The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under noncancelable operating leases with initial or remaining lease terms in excess of one year as of June 30, 2004:

	Operating Leases
	Aircraft	Non-aircraft
Remainder of 2004	$109,878	$2,533
2005	219,756	4,904
2006	219,565	4,800
2007	214,495	4,565
2008	213,492	4,380
Thereafter	1,908,958	32,326

	2,886,144	53,508
Sublease rental income	(22,794)	(400)

Total minimum operating lease payments	$2,863,350	$53,108

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

     Amounts recorded in the Company’s condensed consolidated statements of income for transactions with Northwest are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Passenger revenue	$151,654	$107,561	$285,041	$206,166
Other revenue	144	697	183	1,427
Expenses:
Aircraft fuel and taxes	19,447	12,803	35,858	23,096
Aircraft rentals	50,062	33,016	93,682	62,527
Other rentals and landing fees	2,813	2,813	5,625	5,625
Ground handling services	10,373	7,805	19,288	14,177
Other	78	99	135	150
Interest expense	1,217	1,981	2,468	3,516

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

9. Related Party Transactions (continued)

Nets amounts due from Northwest as of June 30, 2004 and December 31, 2003 were $20,233 and $16,187, respectively, and are included in accounts receivable in the Company’s condensed consolidated balance sheets.

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

Overview

     Our available seat miles (“ASMs”), block hours and cycles increased by approximately 56%, 52% and 37%, respectively, during the three months ended June 30, 2004, compared to the same period in 2003. Our ASMs, block hours and cycles increased by approximately 57%, 51% and 36%, respectively, during the six months ended June 30, 2004, compared to the same period in 2003. The increases were driven primarily by the growth in our fleet of Canadair Regional Jets (“CRJs”), 14 and 25 of which were added during the three and six months ended June 30, 2004, respectively. By adding 36 aircraft since June 30, 2003, we have grown our fleet by 55% to include 101 CRJs at June 30, 2004.

     Operating revenue increased by $42.7 million, or 39%, and $76.0 million, or 36%, for the three and six months ended June 30, 2004, respectively, over the same period in 2003. Operating income for the three and six months ended June 30, 2004 were $16.9 million and $31.3 million, respectively, which represented increases of $1.2 million over the same periods in 2003.

     Net income for the three and six months ended June 30, 2004 were $9.7 million and $17.8 million, respectively, which represented increases of $1.2 million over the same periods in 2003. Since December 31, 2003, our balance of cash and cash equivalents has increased by $9.0 million to $40.6 million.

     Our 2004 passenger revenue and operating income were negatively affected by the reduction in our target operating margin from 14% to 10%, which occurred at the time of the Offering. The growth in passenger revenue and operating income for the three months ended June 30, 2004 would have been approximately 48% and 55%, respectively, had the target margin been 10% for the same period in 2003. The growth in passenger revenue and operating income for the six months ended June 30, 2004 would have been approximately 45% and 50%, respectively, had the target margin been 10% for the same period in 2003.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

     The following reconciles our passenger revenue and operating income as reported in accordance with generally accepted accounting principles (“GAAP”) for the three and six months ended June 30, 2003 to passenger revenue and operating income as if our target operating margin had been 10% for the same periods.

     We believe that this information is useful as it indicates more clearly our comparative year-to-year operating results. None of this information should be considered a substitute for any measures prepared in accordance with GAAP. We have included this reconciliation of non-GAAP financial measures to our most comparable GAAP financial measures included herein.

	Three months ended June 30,
	2004	2003	% Increase
Passenger Revenue
Passenger revenue in accordance with GAAP	$151,654	$107,561	41%
Adjustment to reduce target operating margin to 10% from 14%	—	(4,781)

Adjusted passenger revenue with 10% target operating margin	$151,654	$102,780	48%

Operating Income
Operating income in accordance with GAAP	$16,910	$15,697	8%
Adjustment to reduce target operating margin to 10% from 14%	—	(4,781)

Adjusted operating income with 10% target operating margin	$16,910	$10,916	55%

	Six months ended June 30,
	2004	2003	% Increase
Passenger Revenue
Passenger revenue in accordance with GAAP	$285,041	$206,166	38%
Adjustment to reduce target operating margin to 10% from 14%	—	(9,163)

Adjusted passenger revenue with 10% target operating margin	$285,041	$197,003	45%

Operating Income
Operating income in accordance with GAAP	$31,254	$30,036	4%
Adjustment to reduce target operating margin to 10% from 14%	—	(9,163)

Adjusted operating income with 10% target operating margin	$31,254	$20,873	50%

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

     We continue to focus on strong operational performance and cost efficiencies in order to be well positioned to compete for the remaining 175 CRJs that Northwest has on option. Northwest has made no announcement regarding the exercise of options or placement of these aircraft with any regional carrier. We remain the only Northwest Airlink operator of 44-seat and 50-seat CRJs.

Results of Operations

     The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2004 compared to the same periods ended June 30, 2003. All amounts are in thousands except per share data.

Revenue

     As noted in the discussion of our ASA, we are reimbursed for certain operating expenses necessary to provide regional airline capacity to Northwest and receive payments based on pre-set rates for fixed costs, completed block hours and completed cycles. We also receive margin payments on those items that are intended to achieve a target operating margin. Our operating results are not affected by any seasonality trends historically associated with the airline industry.

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

     The following is a summary of our passenger revenue by type, which includes margin, (in thousands):

	Three Months Ended June 30,
	2004	2003	Change
Passenger revenue from expense reimbursement	$100,662	$69,752	44%
Passenger revenue based on pre-set rates	50,992	37,809	35%

Total passenger revenue	$151,654	$107,561	41%

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

     The increase in passenger revenue of $44.1 million was caused primarily by the addition of 36 aircraft to our fleet of CRJs. The increase in revenue associated with expense reimbursements of $30.9 million was largely due to increases in aircraft rentals, aircraft fuel and ground handling, which increased with our level of operations. This increase in our fleet and the corresponding increase in CRJ block hours and cycles of 52% and 37%, respectively, accounted for increased passenger revenue based on pre-set rates of $13.2 million.

Operating Expenses

     The following summarizes our operating expenses, reimbursed and unreimbursed, as provided under the terms of our ASA (in thousands):

	Three Months Ended June 30,
	2004			2003
	Reimbursed	Unreimbursed	Total	Reimbursed	Unreimbursed	Total
Operating expenses:
Salaries, wages and benefits	$—	$24,880	$24,880	$—	$20,542	$20,542
Aircraft fuel and taxes	19,447	80	19,527	13,062	40	13,102
Aircraft maintenance, materials and repairs	2,842	3,027	5,869	1,458	1,807	3,265
Aircraft rentals	50,062	—	50,062	33,016	—	33,016
Other rentals and landing fees	4,656	4,202	8,858	3,992	3,200	7,192
Government reimbursements	—	—	—	(1,000)	—	(1,000)
Ground handling services	10,541	4,309	14,850	7,938	2,746	10,684
Depreciation and amortization	—	769	769	—	753	753
Other	3,048	7,400	10,448	1,521	4,677	6,198

	$90,596	$44,667	$135,263	$59,987	$33,765	$93,752

Margin on expense reimbursements	10,066			9,765

Passenger revenue from expense reimbursements	$100,662			$69,752

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

     The increase in operating expenses during the three months ended June 30, 2004 was predominately due to the growth in our level of operations. Total operating expenses increased by $41.5 million, or 44%, which is comprised of increases in reimbursed and unreimbursed expenses of approximately 51% and 32%, respectively.

     Salaries, wages and benefits increased primarily due to the increase in the number of pilots and flight attendants and wage rate and benefit increases. Compensation expense increased by $3.4 million due principally to an increase of 36% and 38% in the number of pilots and flight attendants, respectively, which was partially offset by a 22% decrease in the number of ground service personnel. This decrease occurred in January 2004 following a reduction in scheduled service at the Memphis hub. An increase in other employee benefits, primarily the cost of employee insurance, accounted for the remaining increase in salaries, wages and benefits.

     Aircraft fuel and taxes increased due to the 52% increase in block hours and a 19% increase in the average length of our flights.

     Aircraft maintenance, materials and repairs expenses that are reimbursed by Northwest increased principally due to required heavy airframe maintenance checks being performed on our CRJ aircraft. This accounted for approximately $0.6 million of the increase in reimbursed maintenance expenses. Heavy airframe maintenance checks were performed on 9 aircraft during the quarter and 13 are scheduled for the remainder of the year. The remaining increases in maintenance expense, both unreimbursed and reimbursed, were due mainly to the increase in our level of operations and the expiration of warranty on a portion of the fleet. As of June 30, 2004, we had 19 aircraft out of warranty. During the three months ended June 30, 2004, we received warranty credits of repair costs incurred during 2003 that were $0.5 million in excess of amounts previously estimated.

     Aircraft rentals increased by $17.0 million, or 52%, due to the addition of 36 CRJ aircraft to our fleet.

     Ground handling services increased by $4.2 million, or 39%, due to the 37% increase in the number of departures performed. The increase in ground handling expense per departure was caused by a change in the mix of cities where we provide passenger service.

     Other rentals and landing fees increased due to an increase in landing fees of approximately $1.6 million, or approximately 50%, which is due largely to our increased level of operations.

     Government reimbursements related to a refund of previously paid passenger screening costs received in May 2003. Because we are reimbursed for passenger screening costs, we distributed 100% of the funds received to Northwest.

     Other expenses that are reimbursed by Northwest increased primarily due to an increase in property taxes of $1.0 million and in passenger liability insurance of $0.4 million. The increase in unreimbursed other expenses was driven by our increased level of operations, most notably an increase of $1.3 million of expenses associated with new pilot training and $0.6 million of expenses associated with overnight travel of our pilots and flight attendants.

Nonoperating Expenses

     The decrease in interest expense was due to our reduced level of borrowings from Northwest. Since June 30, 2003, the note payable owed to Northwest has been reduced by $64.0 million due primarily to the $50.0 million reduction at the time of the Offering. Additionally, borrowings under the line of credit with Northwest decreased by $14.8 million from June 30, 2003 to June 30, 2004.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

     Miscellaneous income consists of a gain of $0.2 million recorded in connection with the sale of Saab equipment during the three months ended June 30, 2004.

     The increase in our effective tax rate for the three months ended June 30, 2004 over the same period in 2003 was due primarily to an increase in our state tax expense, which was caused by changes in the mix of cities and states where we provide passenger service. We estimate that our effective tax rate for the full year of 2004 will be consistent with the rate for the three months ended June 30, 2004.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

     The following is a summary of our passenger revenue by type, which includes margin, (in thousands):

	Six Months Ended June 30,
	2004	2003	Change
Passenger revenue from expense reimbursement	$189,974	$134,238	42%
Passenger revenue based on pre-set rates	95,067	71,928	32%

Total passenger revenue	$285,041	$206,166	38%

     The increase in passenger revenue of $78.9 million was caused primarily by the addition of 36 aircraft to our fleet of CRJs. This increase in our fleet and the corresponding increase in CRJ block hours and cycles of 51% and 36%, respectively, accounted for increased passenger revenue based on pre-set rates of $23.1 million.

     The increase in revenue associated with expense reimbursements of $55.7 million was largely due to increases in aircraft rentals, aircraft fuel and ground handling, which increased with our level of operations.

Operating Expenses

     The following summarizes our operating expenses, reimbursed and unreimbursed, as provided under the terms of our ASA (in thousands):

	Six Months Ended June 30,
	2004			2003
	Reimbursed	Unreimbursed	Total	Reimbursed	Unreimbursed	Total
Operating expenses:
Salaries, wages and benefits	$—	$48,099	$48,099	$—	$39,698	$39,698
Aircraft fuel and taxes	35,858	209	36,067	23,886	97	23,983
Aircraft maintenance, materials and repairs	5,846	5,669	11,515	2,841	3,390	6,231
Aircraft rentals	93,682	—	93,682	62,527	28	62,555
Other rentals and landing fees	9,190	7,745	16,935	8,006	5,963	13,969
Government reimbursements	—	—	—	(1,000)	—	(1,000)
Ground handling services	20,479	7,874	28,353	14,882	5,126	20,008
Depreciation and amortization	—	1,490	1,490	—	1,465	1,465
Other	5,922	12,735	18,657	4,303	8,763	13,066

	$170,977	$83,821	$254,798	$115,445	$64,530	$179,975

Margin on expense reimbursements	18,997			18,793

Passenger revenue from expense reimbursements	$189,974			$134,238

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

     The increase in operating expenses during the six months ended June 30, 2004 was predominately due to the growth in our level of operations. Total operating expenses increased by $74.8 million, or 42%, which is comprised of increases in reimbursed and unreimbursed expenses of approximately 48% and 30%, respectively.

     Salaries, wages and benefits increased primarily due to the increase in the number of pilots and flight attendants and wage rate and benefit increases. Compensation expense increased by $5.8 million due principally to an increase of 36% and 38% in the number of pilots and flight attendants, respectively, which was partially offset by a 22% decrease in the number of ground service personnel. The decrease in ground service personnel occurred as a result of the January 2004 reduction in scheduled service at the Memphis hub, where most of our ground service personnel are stationed. An increase in other employee benefits, primarily the cost of employee insurance, accounted for the remaining increase in salaries, wages and benefits.

     Aircraft fuel and taxes increased due to the 51% increase in block hours and a 16% increase in the average length of our flights.

     Aircraft maintenance, materials and repairs expenses that are reimbursed by Northwest increased principally due to required heavy airframe maintenance checks being performed on our CRJ aircraft. This accounted for approximately $1.8 million of the increase in reimbursed maintenance expenses. Heavy airframe maintenance checks were performed on 20 aircraft during the six months ended June 30, 2004 and 13 are scheduled for the remainder of the year. The remaining increases in maintenance expense, both unreimbursed and reimbursed, were due mainly to the increase in our level of operations and the expiration of warranty on a portion of the fleet. As of June 30, 2004, we had 19 aircraft out of warranty. During the three months ended June 30, 2004, we received warranty credits of repair costs incurred during 2003 that were $0.6 million in excess of amounts previously estimated.

     Aircraft rentals increased by $31.1 million, or 50%, due to the addition of 36 CRJ aircraft to our fleet.

     Ground handling services increased by $8.3 million, or 42%, due to the 36% increase in the number of departures performed. The increase in ground handling expense per departure was caused by a change in the mix of cities where we provide passenger service.

     Other rentals and landing fees increased due to an increase in landing fees of approximately $2.7 million, or approximately 46%, which is due largely to our increased level of operations.

     Government reimbursements related to a refund of previously paid passenger screening costs received in May 2003. Because we are reimbursed for passenger screening costs, we distributed 100% of the funds received to Northwest.

     Other expenses that are reimbursed by Northwest increased primarily due to an increase in property taxes of $1.4 million. The increase in unreimbursed other expenses was driven by our increased level of operations, most notably an increase of $1.6 million of expenses associated with new pilot training, $0.6 million in directors and officers insurance, and $0.8 million of expenses associated with overnight travel for our pilots and flight attendants.

Nonoperating Expenses

     The decrease in interest expense was due to our reduced level of borrowings from Northwest. Since June 30, 2003, the note payable owed to Northwest has been reduced by $64.0 million due primarily to the $50.0 million reduction at the time of the Offering. Additionally, borrowings under the line of credit with Northwest decreased by $14.8 million from June 30, 2003 to June 30, 2004.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

     Miscellaneous income consists of a gain of $0.3 million recorded in connection with the sale of Saab equipment during the six months ended June 30, 2004.

     The increase in our effective tax rate for the six months ended June 30, 2004 over the same period in 2003 was due primarily to an increase in our state tax expense, which was caused by the changes in the mix of cities and states where we provide passenger service. We estimate that our effective tax rate for the full year of 2004 will be consistent with the rate for the six months ended June 30, 2004.

Certain Statistical Information

     Information with respect to our operating expense components (amounts in thousands) as a percentage of revenue and as cents per ASM is as follows:

	Three Months Ended June 30,
	2004			2003
		Percent of	Cents per		Percent of	Cents per
	Amount	Revenue	ASM	Amount	Revenue	ASM
Operating expenses:
Salaries, wages and benefits	$24,880	16%	2.52	$20,542	19%	3.23
Aircraft fuel and taxes	19,527	13%	1.97	13,102	12%	2.06
Aircraft maintenance, materials and repairs	5,869	4%	0.59	3,265	3%	0.51
Aircraft rentals	50,062	33%	5.06	33,016	30%	5.20
Other rentals and landing fees	8,858	5%	0.90	7,192	6%	1.13
Ground handling services	14,850	10%	1.50	10,684	10%	1.68
Depreciation and amortization	769	1%	0.08	753	1%	0.12
Government reimbursements	—	0%	—	(1,000)	(1%)	(0.16)
Other	10,448	7%	1.06	6,198	6%	0.98

Total operating expenses	$135,263	89%	13.68	$93,752	86%	14.75

	Six Months Ended June 30,
	2004			2003
		Percent of	Cents per		Percent of	Cents per
	Amount	Revenue	ASM	Amount	Revenue	ASM
Operating expenses:
Salaries, wages and benefits	$48,099	17%	2.66	$39,698	19%	3.46
Aircraft fuel and taxes	36,067	12%	2.00	23,983	11%	2.09
Aircraft maintenance, materials and repairs	11,515	4%	0.64	6,231	3%	0.54
Aircraft rentals	93,682	33%	5.18	62,555	30%	5.45
Other rentals and landing fees	16,935	6%	0.94	13,969	7%	1.22
Ground handling services	28,353	10%	1.57	20,008	9%	1.74
Depreciation and amortization	1,490	1%	0.08	1,465	1%	0.13
Government reimbursements	—	0%	—	(1,000)	0%	(0.09)
Other	18,657	6%	1.03	13,066	6%	1.14

Total operating expenses	$254,798	89%	14.10	$179,975	86%	15.68

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

     The following table summarizes certain operational statistics for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004	2003	Change
Other Data:
Revenue passengers (in thousands)	1,618	1,132	43%
Revenue passenger miles (in thousands) (1)	725,980	439,776	65%
Available seat miles (in thousands)	988,958	635,503	56%
Passenger load factor (2)	73.4%	69.2%	4.2 pts
Operating revenue per available seat mile (in cents)	15.39	17.22	(11%)
Operating costs per available seat mile (in cents)	13.68	14.75	(7%)
Block hours	75,666	49,903	52%
Cycles	48,347	35,400	37%
Average daily utilization (block hours)	8.78	8.70	0.08 hrs
Average length of aircraft flight (miles)	449	376	19%
Number of operating aircraft (end of period)	101	65	55%
Employees at end of period	2,477	2,423	2%

	Six Months Ended June 30,
	2004	2003	Change
Other Data:
Revenue passengers (in thousands)	2,847	1,961	45%
Revenue passenger miles (in thousands) (1)	1,239,077	733,168	69%
Available seat miles (in thousands)	1,807,647	1,148,056	57%
Passenger load factor (2)	68.5%	63.9%	4.6 pts
Operating revenue per available seat mile (in cents)	15.82	18.29	(14%)
Operating costs per available seat mile (in cents)	14.10	15.68	(10%)
Block hours	140,435	92,791	51%
Cycles	90,532	66,369	36%
Average daily utilization (block hours)	8.72	8.53	0.19 hrs
Average length of aircraft flight (miles)	435	374	16%
Number of operating aircraft (end of period)	101	65	55%
Employees at end of period	2,477	2,423	2%

(1)	Revenue passenger miles represents the number of miles flown by revenue passengers.

(2)	Passenger load factor equals revenue passenger miles divided by available seat miles.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

Liquidity and Capital Resources

     As of June 30, 2004, we had $40.6 million in cash and cash equivalents. Net cash provided by operating activities for the six months ended June 30, 2004 and June 30, 2003 was $16.7 million and $20.8 million, respectively. The reduced cash flow during 2004 is due primarily to settlement of trade balances with Northwest, which occurred during January 2003.

     Cash used for investing activities for the six months ended June 30, 2004 and June 30, 2003 was $1.7 million and $8.1 million, respectively. The decrease is due to the timing of purchases of rotable (renewable) parts. We are still forecasting that capital expenditures for 2004 will be approximately $16.0 million, which will be funded with cash flows from our current operations.

     Cash used for financing activities for six months ended June 30, 2004 was $16.6 million more than the same period in 2003, due primarily to the 2003 borrowings under our line of credit with Northwest of $24.8 million.

     As of June 30, 2004, we had $40.0 million of available borrowings under our revolving credit facility with Northwest, which had an interest rate of 5.25%.

     We have significant lease and sublease obligations for aircraft that are classified as operating leases on our balance sheet. We are responsible for all maintenance, insurance and other costs associated with operating these aircraft; however, we have not made any residual value or other guarantees to our lessors. We have no other off-balance sheet arrangements.

     The following chart details our debt and lease obligations on a pro forma basis at June 30, 2004. Operating lease information includes scheduled deliveries of the 28 additional aircraft we will receive through December 2005 at the basic aircraft rental rate provided in the ASA. Under our ASA, amounts relating to operating leases will be directly reimbursed by Northwest.

	Payments Due by Period
	(in thousands)
	Total	2004 (1)	2005	2006	2007	2008	Thereafter
Contractual Obligations:
Line of credit (2)	$10,000	$—	$10,000	$—	$—	$—	$—
Long term debt	126,000	12,000	12,000	12,000	12,000	12,000	66,000
Operating leases (3)	3,679,436	115,010	267,722	275,549	275,449	275,280	2,470,426

Total contractual cash obligations	$3,815,436	$127,010	$289,722	$287,549	$287,449	$287,280	$2,536,426

(1)	Contractual obligations for the remainder of 2004

(2)	Borrowings outstanding as of June 30, 2004, under our revolving credit facility with Northwest, which expires December 31, 2005.

(3)	As of June 30, 2004, our obligations relating to operating leases, excluding future scheduled deliveries of aircraft under the airline services agreement, were as follows (in thousands):

Total	2004 (1)	2005	2006	2007	2008	Thereafter
$ 2,916,458	$108,505	$216,849	$216,749	$216,649	$216,480	$1,941,226

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

Forward Looking Statements

     Statements in this Form 10-Q report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes” or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or the year.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

     Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations not more than once per quarter, and not to update that information until we deem it appropriate.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     We are not subject to any significant degree to market risks such as commodity price risk (e.g., aircraft fuel prices) and interest rate risk. We are not a party to any derivative financial instruments.

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

Item 4. Controls and Procedures

     Our principal executive and financial officers have evaluated our disclosure controls and procedures and, based on such evaluation, have determined that such disclosure controls and procedures were effective as of June 30, 2004 (the end of the period covered by this Quarterly Report on Form 10-Q).

     During our fiscal quarter ended June 30, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Stockholders was held on May 14, 2004. Three Class I directors were elected to our Board of Directors: Philip H. Trenary was elected with 20,662,219 votes for and 220,930 votes withheld, James E. McGehee, Jr. was elected with 20,183,694 votes for and 699,455 withheld, and Robert A. Peiser was elected with 20,662,219 votes for and 220,930 votes withheld. A proposal to amend the 2003 Stock Incentive Plan was approved with 13,830,949 votes for, 4,937,355 votes against, and 23,621 votes abstained.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

10.22.2	Form of Amendment No. 2 to the Airline Services Agreement by and among Pinnacle Airlines Corp., Pinnacle Airlines, Inc. and Northwest Airlines, Inc., effective November 26, 2003 (correcting filing of this instrument as exhibit 10.22.2 to the Company’s amended S-1 registration statement #333-83354 filed October 3, 2003)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32	Section 1350 Certification

(b) Reports on Form 8-K:

               The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

Date Filed	Event Reported
March 31, 2004	Items 5 and 7. Issuance of a press release to announce that Philip H. Trenary, President & CEO, has joined the Company’s Board of Directors

April 16, 2004	Items 5 and 7. Issuance of a press release to report passenger traffic results for March 2004

April 29, 2004	Items 7 and 12. Issuance of a press release announcing, among other things, quarterly earnings results for its first quarter 2004

May 11, 2004	Items 5 and 7. Issuance of a press release to report passenger traffic results for April 2004

June 10, 2004	Items 5 and 7. Issuance of a press release to report passenger traffic results for May 2004

June 25, 2004	Items 5 and 7. Issuance of a press release to announce that in celebration of the delivery of its 100th Canadair Regional Jet, President & CEO, Philip Trenary will open the NASDAQ Stock Exchange on June 28, 2004 at NASDAQ’s Market Site on Times Square in New York

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Philip H. Trenary

Philip H. Trenary
Date: July 29, 2004		President and Chief Executive Officer

	By:	/s/ Curtis E. Sawyer

Curtis E. Sawyer
Date: July 29, 2004		Vice President and
Chief Financial Officer