Form 10-Q
period 2004-09-30
PINNACLE AIRLINES CORP
filed 2004-10-28
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 001-31898

PINNACLE AIRLINES CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0376558 (I.R.S. Employer Identification No.)

1689 Nonconnah Blvd, Suite 111 Memphis, Tennessee (Address of principal executive offices)	38132 (Zip Code)

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑	No ☐

As of October 25, 2004, [21,892,060] shares of common stock were outstanding.

Part I Financial Information

Item 1. Financial Statements

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2004	2003
Operating revenues:
Passenger	$167,063	$118,487
Other	1,023	1,178

Total operating revenues	168,086	119,665
Operating expenses:
Salaries, wages and benefits	27,425	22,265
Aircraft fuel	22,816	14,881
Aircraft maintenance, materials and repairs	5,412	3,695
Aircraft rentals	55,290	35,432
Other rentals and landing fees	10,047	7,450
Ground handling services	17,777	11,707
Depreciation and amortization	812	767
Government reimbursements	—	(114)
Other	9,982	7,011

Total operating expenses	149,561	103,094

Operating income	18,525	16,571

Operating income as a percentage of operating revenue	11.0%	13.8%

Nonoperating (expense) income
Interest expense, net	(1,129)	(1,883)
Miscellaneous (expense) income, net	(7)	188

Total nonoperating expense	(1,136)	(1,695)

Income before income taxes	17,389	14,876
Income tax expense	4,740	6,138

Net income	$12,649	$8,738

Basic and diluted earnings per share	$0.58	$0.40

Shares used in computing basic and diluted earnings per share	21,892	21,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Nine Months Ended September 30,
	2004	2003
Operating revenues:
Passenger	$452,104	$324,653
Other	2,034	5,023

Total operating revenues	454,138	329,676
Operating expenses:
Salaries, wages and benefits	75,524	61,963
Aircraft fuel	58,883	38,864
Aircraft maintenance, materials and repairs	16,927	9,926
Aircraft rentals	148,972	97,987
Other rentals and landing fees	26,982	21,419
Ground handling services	46,130	31,715
Depreciation and amortization	2,302	2,232
Government reimbursements	—	(1,114)
Other	28,639	20,077

Total operating expenses	404,359	283,069

Operating income	49,779	46,607

Operating income as a percentage of operating revenue	11.0%	14.1%

Nonoperating (expense) income
Interest expense, net	(3,558)	(5,443)
Miscellaneous income, net	309	213

Total nonoperating expense	(3,249)	(5,230)

Income before income taxes	46,530	41,377
Income tax expense	16,129	16,116

Net income	$30,401	$25,261

Basic earnings per share	$1.39	$1.15

Diluted earnings per share	$1.39	$1.15

Shares used in computing basic earnings per share	21,892	21,892

Shares used in computing diluted earnings per share	21,897	21,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,094	$31,523
Receivables, principally from Northwest, net	21,875	17,524
Spare parts and supplies, net	4,401	3,773
Prepaid expenses and other assets	6,339	6,810
Deferred income taxes	900	2,549

Total current assets	71,609	62,179

Property and equipment:
Aircraft and rotable spares	34,467	32,779
Other property and equipment	15,356	14,081
Office furniture and fixtures	1,280	1,258

	51,103	48,118
Less accumulated depreciation	(13,746)	(13,832)

Net property and equipment	37,357	34,286
Other assets, primarily aircraft deposits with Northwest	19,543	14,019
Cost in excess of net assets acquired, net	18,422	18,422

Total assets	$146,931	$128,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Liabilities and stockholders’ equity (deficiency)
Current liabilities:
Accounts payable	$14,225	$9,798
Accrued expenses	13,227	11,622
Line of credit	5,000	10,000
Income taxes payable	455	5,596
Current portion of deferred credits	494	434
Current portion of note payable to Northwest	12,000	12,000

Total current liabilities	45,401	49,450

Deferred credits	997	1,438
Deferred income taxes	7,477	6,400
Note payable to Northwest	111,000	120,000
Capital lease obligations	37	—

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, no shares issued	—	—
Series A preferred stock, stated value $100 per share; one share authorized, issued and outstanding	—	—
Series common stock, par value $0.01 per share; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value:
Authorized shares — 40,000,000
Issued and outstanding shares — 21,892,060	219	219
Additional paid-in capital	84,973	84,973
Retained earnings (accumulated deficit)	(103,173)	(133,574)

Total stockholders’ equity (deficiency)	(17,981)	(48,382)

Total liabilities and stockholders’ equity (deficiency)	$146,931	$128,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net income	$30,401	$25,261
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,302	2,232
(Gain) loss on disposal of equipment and rotable spares	(132)	67
Deferred income taxes	2,726	769
Provision for spare parts and supplies obsolescence	123	81
Reduction of deferred credits	(381)	(132)
Changes in operating assets and liabilities:
Receivables	(4,351)	(10,806)
Spare parts and supplies	(927)	(601)
Prepaid expenses and other current assets	471	8,137
Other assets, primarily aircraft deposits with Northwest	(5,524)	(3,325)
Accounts payable and accrued expenses	5,989	(1,015)
Income taxes payable	(5,141)	4,896

Cash provided by operating activities	25,556	25,564
Investing activities
Purchases of property and equipment	(5,938)	(9,965)
Proceeds from the sale of property and equipment	960	—

Cash used in investing activities	(4,978)	(9,965)
Financing activities
Payments on long-term debt	(9,000)	(15,000)
Repayments on line of credit with bank	—	(4,245)
(Repayments) borrowings under line of credit with Northwest	(5,000)	24,800
Payments on capital lease obligation	(7)	—

Cash (used in) provided by financing activities	(14,007)	5,555

Net increase in cash and cash equivalents	6,571	21,154
Cash and cash equivalents at beginning of period	31,523	4,580

Cash and cash equivalents at end of period	$38,094	$25,734

Supplemental disclosure of cash flow information
Interest paid	$4,766	$5,576
Income tax payments	$19,146	$10,338
Other non-cash transactions
Note payable issued to Northwest as a dividend	$—	$200,000
Settlement of accounts with Northwest as a dividend	$—	$15,500
Property acquired through a capital lease obligation	$87	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

     Pinnacle Airlines Corp. (the “Company”) operates through its wholly owned subsidiary, Pinnacle Airlines, Inc., as a regional airline that provides airline capacity to Northwest Airlines, Inc. (“Northwest”), a wholly owned indirect subsidiary of Northwest Airlines Corporation. The Company operates as a Northwest Airlink carrier at Northwest’s domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis. The Company currently operates an all-regional jet fleet of 109 Canadair Regional Jet (“CRJ”) aircraft and offers scheduled passenger service with 636 daily departures to 100 cities in 34 states plus the District of Columbia, and four Canadian provinces.

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

2. Change in Ownership and Public Offering

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

3. Airline Services Agreement (continued)

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

4. Note Payable and Dividends to Northwest

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

5. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic earnings per share:
Net income (in thousands)	$12,649	$8,738	$30,401	$25,261
Weighted average number of shares outstanding	21,892	21,892	21,892	21,892

Basic earnings per share:	$0.58	$0.40	$1.39	$1.15

Diluted earnings per share:
Net income (in thousands)	$12,649	$8,738	$30,401	$25,261
Share computation:
Weighted average number of shares outstanding	21,892	21,892	21,892	21,892
Assumed exercises of stock options	—	—	5	—

Weighted average number of shares outstanding for diluted earnings per share	21,892	21,892	21,897	21,892

Diluted earnings per share	$0.58	$0.40	$1.39	$1.15

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

5. Earnings Per Share (continued)

     Options to purchase 759 shares of common stock were excluded from the diluted EPS calculation for the three and nine months ended September 30, 2004, because the effect would be anti-dilutive.

6. Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Since the Company’s stock options have all been granted with exercise prices at the market price of the underlying stock on the date of grant, no compensation expense has been recognized under APB 25.

     An initial grant of 858 stock options to purchase the Company’s common stock occurred in November 2003. These options vest over four years in annual increments of 25% and will expire ten years after the grant date. For the three months ended September 30, 2004, 131 of previously granted options were forfeited. In September 2004, an additional 32 stock options to purchase the Company’s common stock were granted to members of the Board of Directors under the 2003 Stock Incentive Plan at an exercise price of $10.23. These options vest one year after the grant date and will expire ten years after the grant date.

     The following table illustrates the effect on net income and income per share, assuming the compensation costs for the Company’s stock option and purchase plans had been determined using the fair value method as required under SFAS No. 123:

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Net income, as reported	$12,649	$30,401
Deduct: Total pro forma stock-based compensation expense, net of tax	(147)	(732)

Pro forma net income	$12,502	$29,669

Earnings per common share:
Basic — as reported	$0.58	$1.39
Diluted — as reported	$0.58	$1.39
Basic — pro forma	$0.57	$1.36
Diluted — pro forma	$0.57	$1.35

7. Line of Credit with Northwest

     In January 2003, the Company obtained a Revolving Credit Facility (“Revolver”) from Northwest, which allows for borrowings up to $50,000. The term of the Revolver extends through December 31, 2005. The Revolver accrues interest at the rate of 1% plus a margin that is equal to the higher of the most recent prime rate offered by JP Morgan Chase Bank, or the most recent overnight federal funds rate offered to JP Morgan Chase Bank plus .5%. Under the terms of the Revolver, the Company must continue to operate under the ASA and is prevented from issuing or declaring dividends or incurring any additional debt without the approval of Northwest. The interest rate was 5.75% and 5.0% at September 30, 2004 and 2003, respectively. The Revolver contains certain affirmative and negative covenants regarding the operation of the Company. As of September 30, 2004 and December 31, 2003 the Company was in compliance with all covenants contained in the Revolver.

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

     Amounts recorded in the Company’s condensed consolidated statements of income for transactions with Northwest are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Passenger revenue	$167,063	$118,487	$452,104	$324,653
Other revenue	699	283	882	1,710
Expenses:
Aircraft fuel	22,698	14,796	58,556	37,892
Aircraft rentals	55,290	35,432	148,972	97,959
Other rentals and landing fees	2,813	2,813	8,438	8,438
Ground handling services	12,657	8,654	31,945	22,831
Other	210	112	345	262
Interest expense	1,178	1,931	3,646	5,447

     Nets amounts due from Northwest as of September 30, 2004 and December 31, 2003 were $21,177 and $17,123, respectively. The net amounts at September 30, 2004 and December 31, 2003 include $715 and $936, respectively, for amounts due to the Company to satisfy its lease commitments for the Saab aircraft. Of these amounts, $468 and $719, respectively, were classified as other non-current assets in the Company’s condensed consolidated balance sheets.

     As discussed in Note 11, the Company subleases certain Saab aircraft to Mesaba Airlines (“Mesaba”), another Northwest regional carrier, and obtains ground handling services at certain cities where Mesaba has existing operations. Additionally, as provided in the ASA with Northwest, the Company provides certain ground handling services at selected cities to Mesaba. Ground handling services obtained from Mesaba for the three months ended September 30, 2004 and 2003, totaled $4,017 and $2,704, respectively. Services obtained for the nine months ended September 30, 2004 and 2003, were $11,343 and $8,713, respectively. Ground handling services provided to Mesaba for the three months ended September 30, 2004 and 2003, totaled $231 and $1,065, respectively. Amounts provided for the nine months ended September 30, 2004 and 2003, were $1,093 and $4,072, respectively. These amounts are included in other operating revenue in the Company’s condensed consolidated statements of income.

9. Income Taxes

     During the three months ended September 30, 2004, the Company lowered its 2004 income tax expense by approximately $1.7 million following reductions in the Company’s previous estimates of its tax obligations for 2003 and 2004.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

9. Income Taxes (continued)

     The reduction in the Company’s estimates occurred following the filing of its 2003 state and federal income tax returns and was primarily due to changes in the expected allocation of taxable income to those states where the Company has operations.

     The change in estimates reduced the Company’s income tax expense by approximately $1.7 million for the three months ended September 30, 2004. This change in estimates increased the Company’s basic and diluted EPS by approximately $0.08 for the three months ended September 30, 2004.

     The change in estimates reduced the Company’s income tax expense for the nine months ended September 30, 2004 by approximately $1.1 million, which is the change in estimate attributable to the Company’s 2003 income tax expense. This change in estimates increased the Company’s basic and diluted EPS by approximately $0.05 for the nine months ended September 30, 2004.

     The following summarizes the significant components of the Company’s income tax expense for the periods indicated:

	Three Months Ended September 30,
	2004		2003
	$	%	$	%
Income tax expense at statutory rate	$6,086	35.0%	$5,207	35.0%
State income taxes, net of federal tax benefit	313	1.8%	580	3.9%
(Decrease) increase in estimate of 2003 income taxes	(1,063)	(6.1%)	347	2.3%
Decrease in estimate of 2004 income taxes	(611)	(3.5%)	—	—
Other	15	0.2%	4	—

Income tax expense	$4,740	27.3%	$6,138	41.3%

	Nine Months Ended September 30,
	2004		2003
	$	%	$	%
Income tax expense at statutory rate	$16,285	35.0%	$14,482	35.0%
State income taxes, net of federal tax benefit	837	1.8%	1,616	3.9%
Decrease in estimate of 2003 income taxes	(1,063)	(2.3%)	—	—
Other	70	0.3%	18	—

Income tax expense	$16,129	34.7%	$16,116	38.9%

10. Manufacturer Credits

     The Company purchases from Northwest certain manufacturer credits to acquire flight equipment, spare parts and supplies and maintenance services. Under its operating agreement with Northwest, the Company may decline to purchase credits that it does not plan to utilize within 180 days. The Company had available manufacturer credits of $3,622 and $3,645 at September 30, 2004 and December 31, 2003, respectively, which are included in prepaid expenses and other assets.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

10. Manufacturer Credits (continued)

     The Company purchased manufacturer credits from Northwest in the amount of $3,106 and $0, for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the Company purchased manufacturer credits of $4,386 and $10,053, respectively.

11. Commitments and Contingencies

     The Company leases all of its aircraft and certain aircraft equipment, buildings and office equipment under capital and noncancelable operating leases that expire in various years through 2017. The Company subleases its CRJ aircraft from Northwest under operating leases that expire December 31, 2017. The operating lease agreements contain certain requirements of the Company regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon its return to Northwest. The monthly operating lease rates include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Northwest reimburses the Company’s aircraft rental expense in full under the ASA.

     The Company transferred 11 Saab turboprops to Mesaba during 2002. The Company entered into an aircraft sublease agreement with Mesaba with respect to these Saab aircraft and two engines that it leases from third parties. The term of the sublease will continue for the remainder of the term of the Company’s subleases with the third-party sublessors, subject to its right to terminate the sublease in the event of default by Mesaba. Amounts received from Northwest and Mesaba are consistent with amounts paid by the Company to third party lessors of the Saab aircraft.

     The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under capital leases and noncancelable operating leases with initial or remaining lease terms in excess of one year as of September 30, 2004:

	Capital Leases	Operating Leases
	Non-aircraft	Aircraft	Non-aircraft
Remainder of 2004	$11	$59,139	$1,160
2005	46	236,556	4,882
2006	27	236,365	4,921
2007	—	231,295	4,675
2008	—	230,292	4,494
Thereafter	—	2,060,158	32,309

	84	3,053,805	52,441
Sublease rental income	—	(20,880)	(361)

	84	$3,032,925	$52,080

Less amount representing interest	4

Present value of net minimum lease payments	$80

12. Subsequent Event

     On October 14, 2004, a repositioning flight operated by the Company was involved in an accident near Jefferson City, Missouri. The flight, which was enroute to Minneapolis, Minnesota, was not carrying any passengers or flight attendants. The two pilots operating the aircraft did not survive the accident. The National Transportation Safety Board is currently investigating the accident and the Company is fully cooperating with the investigation. The Company is currently assessing the costs that may be associated with the event. The Company does not expect that these costs will have a material impact on its operating results, cash flows and financial position.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

     The following discussion and analysis describes the principal factors affecting the results of operations, liquidity, capital resources and contractual cash obligations, as well as the critical accounting policies, of the Company. This should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended December 31, 2003 (“Annual Report”), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

     Our website address is www.nwairlink.com. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Overview

     Our available seat miles (“ASMs”), block hours and cycles increased by approximately 58%, 56% and 42%, respectively, during the three months ended September 30, 2004, compared to the same period in 2003. Our ASMs, block hours and cycles increased by approximately 58%, 53% and 38%, respectively, during the nine months ended September 30, 2004, compared to the same period in 2003. The increases were driven primarily by the growth in our fleet of Canadair Regional Jets (“CRJs”), 8 and 33 of which were added during the three and nine months ended September 30, 2004, respectively. By adding 39 aircraft since September 30, 2003, we have grown our fleet by 56% to include 109 CRJs at September 30, 2004.

     Operating revenue increased by $48.4 million, or 40%, and $124.5 million, or 38%, for the three and nine months ended September 30, 2004, respectively, over the same period in 2003. Operating income for the three and nine months ended September 30, 2004 were $18.5 million and $49.8 million, respectively, which represented increases of $2.0 million and $3.2 million, respectively, over the same periods in 2003.

     Net income for the three and nine months ended September 30, 2004 were $12.6 million and $30.4 million, respectively, which represented increases of $3.9 million and $5.1 million, respectively, over the same periods in 2003. Since December 31, 2003, our balance of cash and cash equivalents has increased by $6.6 million to $38.1 million.

     Our net income for the three and nine months ended September 30, 2004, were favorably affected by $1.7 million and $1.1 million, respectively, associated with reductions in our estimate of 2003 and 2004 tax obligations. The reduction in estimates occurred following the filing of our 2003 state and federal income tax returns and were primarily due to changes in the expected allocation of our taxable income to states where we operate.

     Our 2004 passenger revenue and operating income were negatively affected by the reduction in our target operating margin from 14% to 10%, which occurred at the time of the Offering. The growth in passenger revenue and operating income for the three months ended September 30, 2004 would have been approximately 48% and 64%, respectively, had the target margin been 10% for the same period in 2003. The growth in passenger revenue and operating income for the nine months ended September 30, 2004 would have been approximately 46% and 55%, respectively, had the target margin been 10% for the same period in 2003.

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

     The following reconciles our passenger revenue and operating income as reported in accordance with generally accepted accounting principles (“GAAP”) for the three and nine months ended September 30, 2003 to passenger revenue and operating income as if our target operating margin had been 10% for the same periods.

     We believe that this information is useful as it indicates more clearly our comparative year-to-year operating results. None of this information should be considered a substitute for any measures prepared in accordance with GAAP. We have included this reconciliation of non-GAAP financial measures to our most comparable GAAP financial measures included herein.

	Three Months Ended September 30,
	2004	2003	% Increase
Passenger Revenue
Passenger revenue in accordance with GAAP	$167,063	$118,487	41%
Adjustment to reduce target operating margin to 10% from 14%	—	(5,287)

Adjusted passenger revenue with 10% target operating margin	$167,063	$113,200	48%

Operating Income
Operating income in accordance with GAAP	$18,525	$16,571	12%
Adjustment to reduce target operating margin to 10% from 14%	—	(5,287)

Adjusted operating income with 10% target operating margin	$18,525	$11,284	64%

	Nine Months Ended September 30,
	2004	2003	% Increase
Passenger Revenue
Passenger revenue in accordance with GAAP	$452,104	$324,653	39%
Adjustment to reduce target operating margin to 10% from 14%	—	(14,450)

Adjusted passenger revenue with 10% target operating margin	$452,104	$310,203	46%

Operating Income
Operating income in accordance with GAAP	$49,779	$46,607	7%
Adjustment to reduce target operating margin to 10% from 14%	—	(14,450)

Adjusted operating income with 10% target operating margin	$49,779	$32,157	55%

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

Outlook

     The number of aircraft we operate will continue to have the largest effect on the growth of our passenger revenue, which is derived solely from our operating agreement with Northwest. Northwest has continued to indicate its commitment to regional jets as a part of its core strategy. Accordingly, we have not revised our forecasted growth in fleet size, passenger revenue and operating income for the remainder of 2004. We continue to forecast that our fleet will grow to 114 CRJs by the end of 2004 and 129 by the end of 2005.

     We continue to focus on strong operational performance and cost efficiencies in order to be well positioned to compete for the remaining 175 CRJs that Northwest has on option. Northwest has made no announcement regarding the exercise of options or placement of these aircraft with any regional carrier. We remain the only Northwest Airlink operator of 44-seat and 50-seat CRJs.

Results of Operations

     The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2004 compared to the same periods ended September 30, 2003. All amounts are in thousands except per share data.

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

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

     The following is a summary of our passenger revenue by type, which includes margin, (in thousands):

	Three Months Ended September 30,
	2004	2003	Change
Passenger revenue from expense reimbursement	$111,270	$78,431	42%
Passenger revenue based on pre-set rates	55,793	40,056	39%

Total passenger revenue	$167,063	$118,487	41%

     The increase in passenger revenue of $48.6 million was caused primarily by the addition of 39 aircraft to our fleet of CRJs. The increase in revenue associated with expense reimbursements of $32.8 million was largely due to increases in aircraft rentals, aircraft fuel and ground handling, which increased with our level of operations. This increase in our fleet and the corresponding increase in CRJ block hours and cycles of 56% and 42%, respectively, accounted for an increase of $15.7 million in passenger revenue based on pre-set rates.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

Operating Expenses

     The following summarizes our operating expenses, reimbursed and unreimbursed, as provided under the terms of our ASA (in thousands):

	Three Months Ended September 30,
	2004			2003
	Reimbursed	Unreimbursed	Total	Reimbursed	Unreimbursed	Total
Operating expenses:
Salaries, wages and benefits	$—	$27,425	$27,425	$—	$22,265	$22,265
Aircraft fuel	22,698	118	22,816	14,796	85	14,881
Aircraft maintenance, materials and repairs	2,634	2,778	5,412	1,894	1,801	3,695
Aircraft rentals	55,290	—	55,290	35,432	—	35,432
Other rentals and landing fees	4,768	5,279	10,047	4,102	3,348	7,450
Ground handling services	12,684	5,093	17,777	8,681	3,026	11,707
Depreciation and amortization	—	812	812	—	767	767
Government reimbursements	—	—	—	—	(114)	(114)
Other	2,069	7,913	9,982	2,546	4,465	7,011

	$100,143	$49,418	$149,561	$67,451	$35,643	$103,094

Margin on expense reimbursements	11,127			10,980

Passenger revenue from expense reimbursements	$111,270			$78,431

     The increase in operating expenses during the three months ended September 30, 2004 was predominately due to the growth in our level of operations. Total operating expenses increased by $46.5 million, or 45%, which is comprised of increases in reimbursed and unreimbursed expenses of approximately 48% and 39%, respectively.

     Salaries, wages and benefits increased by $5.2 million primarily due to the increase in the number of pilots and flight attendants of 37% and 43%, respectively, as well as wage rate and benefit increases. An increase in other employee benefits, primarily the cost of employee insurance, accounted for the remaining increase in salaries, wages and benefits, as overall headcount increased 16%.

     Aircraft fuel increased $7.9 million, or 53%, due to the 56% increase in block hours and a 17% increase in the average length of our flight, which was partially offset by a slight improvement in our fuel burn efficiency.

     Aircraft maintenance, materials and repairs expenses that are reimbursed by Northwest increased principally due to an increase in volume-driven expenses, which normally represent approximately 50% of our maintenance, materials, and repair costs. The remaining increases in maintenance expense, both unreimbursed and reimbursed, were due mainly to the increase in our level of operations and the expiration of warranty on a portion of the fleet.

     Aircraft rentals increased by $19.9 million, or 56%, due to the addition of 39 CRJ aircraft to our fleet.

     Ground handling services increased by $6.1 million, or 52%, due primarily to the 42% increase in the number of departures performed. The increase in ground handling expense per departure was caused by a change in the mix of cities where we provide passenger service.

     Other rentals and landing fees increased due to an increase in landing fees of approximately $2.4 million, which is due largely to our increased level of operations and a change in the mix of cities where we provide passenger service.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

     Government reimbursements related to a refund of previously paid passenger screening costs received in May 2003. Because we are reimbursed for passenger screening costs, we distributed 100% of the funds received to Northwest.

     Other expenses reimbursed by Northwest decreased primarily due to a decrease in property taxes of $0.8 million. Reductions in amounts previously estimated for property tax obligations were the cause of the decrease. The increase in unreimbursed other expenses was driven by our increased level of operations, most notably an increase of $0.9 million of expenses associated with overnight travel of our pilots and flight attendants, and $0.8 million of expenses associated with new pilot training. Additionally, $0.3 million of the increase is attributable to directors and officers insurance coverage.

Nonoperating Expenses

     The decrease in interest expense was due to our reduced level of borrowings from Northwest. Since September 30, 2003, the note payable owed to Northwest has been reduced by $62.0 million due primarily to the $50.0 million reduction at the time of the Offering. Additionally, borrowings under the line of credit with Northwest decreased by $19.8 million from September 30, 2003 to September 30, 2004.

Income Taxes

     During the three months ended September 30, 2004, we lowered our income tax expense by approximately $1.7 million due to reductions in amounts we previously estimated for our tax obligations for 2004 and 2003.

     The reduction in estimates occurred following the filing of our 2003 state and federal income tax returns and was primarily due to changes in the expected allocation of our taxable income to those states where we operate.

     The change in estimates reduced our 2004 estimated income tax expense by approximately $1.7 million for the three months ended September 30, 2004. For the three months ended September 30, 2004, this change in estimates increased our basic and diluted EPS by approximately $0.08.

     A more detailed discussion of this change in estimate is included in Note 9 to our condensed consolidated financial statements.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

     The following is a summary of our passenger revenue by type, which includes margin, (in thousands):

	Nine Months Ended September 30,
	2004	2003	Change
Passenger revenue from expense reimbursement	$301,244	$212,670	42%
Passenger revenue based on pre-set rates	150,860	111,983	35%

Total passenger revenue	$452,104	$324,653	39%

     The increase in passenger revenue of $127.5 million was caused primarily by the addition of 39 aircraft to our fleet of CRJs. This increase in our fleet and the corresponding increase in CRJ block hours and cycles of 53% and 38%, respectively, accounted for an increase of $38.9 million in increased passenger revenue based on pre-set rates.

     The increase in revenue associated with expense reimbursements of $88.6 million was largely due to increases in aircraft rentals, aircraft fuel and ground handling, which increased with our level of operations.

Operating Expenses

     The following summarizes our operating expenses, reimbursed and unreimbursed, as provided under the terms of our ASA (in thousands):

	Nine Months Ended September 30,
	2004			2003
	Reimbursed	Unreimbursed	Total	Reimbursed	Unreimbursed	Total
Operating expenses:
Salaries, wages and benefits	$—	$75,524	$75,524	$—	$61,963	$61,963
Aircraft fuel	58,556	327	58,883	38,681	183	38,864
Aircraft maintenance, materials and repairs	8,480	8,447	16,927	4,737	5,189	9,926
Aircraft rentals	148,972	—	148,972	97,959	28	97,987
Other rentals and landing fees	13,958	13,024	26,982	12,108	9,311	21,419
Ground handling services	33,163	12,967	46,130	23,563	8,152	31,715
Depreciation and amortization	—	2,302	2,302	—	2,232	2,232
Government reimbursements	—	—	—	(1,000)	(114)	(1,114)
Other	7,991	20,648	28,639	6,848	13,229	20,077

	$271,120	$133,239	$404,359	$182,896	$100,173	$283,069

Margin on expense reimbursements	30,124			29,774

Passenger revenue from expense reimbursements	$301,244			$212,670

     The increase in operating expenses during the nine months ended September 30, 2004 was predominately due to the growth in our level of operations. Total operating expenses increased by $121.3 million, or 43%, which is comprised of increases in reimbursed and unreimbursed expenses of approximately 48% and 33%, respectively.

     Salaries, wages and benefits increased by $13.6 million primarily due to the increase in the number of pilots and flight attendants of 37% and 43%, respectively, as well as wage rate and benefit increases. An increase in other employee benefits, primarily the cost of employee insurance, accounted for the remaining increase in salaries, wages and benefits.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

     Aircraft fuel increased $20.0 million, or 52%, due to the 53% increase in block hours and a 19% increase in the average length of our flights, which was partially offset by a slight improvement in our fuel efficiency.

     Aircraft maintenance, materials and repairs expenses that are reimbursed by Northwest increased principally due to required heavy airframe maintenance checks being performed on our CRJ aircraft. This accounted for approximately $1.8 million of the increase in reimbursed maintenance expenses. Heavy airframe maintenance checks were performed on 23 aircraft during the nine months ended September 30, 2004 and 10 are scheduled for the remainder of the year. The remaining increases in maintenance expense, both unreimbursed and reimbursed, were due mainly to the increase in our level of operations and the expiration of warranty on a portion of the fleet.

     Aircraft rentals increased by $51.0 million, or 52%, due to the addition of 39 CRJ aircraft to our fleet.

     Ground handling services increased by $14.4 million, or 45%, due primarily to the 38% increase in the number of departures performed. The increase in ground handling expense per departure was caused by a change in the mix of cities where we provide passenger service.

     Other rentals and landing fees increased due to an increase in landing fees of approximately $5.1 million, or approximately 55%, which is due largely to our increased level of operations and a change in the mix of cities where we provide passenger service.

     Government reimbursements related to a refund of previously paid passenger screening costs received in May 2003. Because we are reimbursed for passenger screening costs, we distributed 100% of the funds received to Northwest.

     Other expenses that are reimbursed by Northwest increased primarily due to increases in property taxes of $0.6 million and incremental passenger screening costs of $0.3 million. The increase in unreimbursed other expenses was driven by our increased level of operations, most notably an increase of $2.4 million of expenses associated with new pilot training and $1.9 million of expenses associated with overnight travel for our pilots and flight attendants. Additionally, $0.8 million of the increase is attributable to directors and officers insurance coverage.

Nonoperating Expenses

     The decrease in interest expense was due to our reduced level of borrowings from Northwest. Since September 30, 2003, the note payable owed to Northwest has been reduced by $62.0 million due primarily to the $50.0 million reduction at the time of the Offering. Additionally, borrowings under the line of credit with Northwest decreased by $19.8 million from September 30, 2003 to September 30, 2004.

     Miscellaneous income consists of a gain of $0.3 million recorded in connection with the sale of Saab equipment during the nine months ended September 30, 2004.

Income Taxes

     During the nine months ended September 30, 2004, we lowered our income tax expense by approximately $1.1 million due to reductions in amounts we previously estimated for our tax obligations for 2003.

     The reduction in our estimates occurred following the filing of our 2003 state and federal income tax returns and was primarily due to changes in the expected allocation of our taxable income to those states where we operate.

     The change in estimates reduced our 2004 income tax expense for the nine months ended September 30, 2004 by approximately $1.1 million, which is the change in estimate attributable to our 2003 income tax expense. This change in estimates increased our basic and diluted EPS by approximately $0.05 for the nine months ended September 30, 2004.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

Certain Statistical Information

     Information with respect to our operating expense components (amounts in thousands) as a percentage of revenue and as cents per ASM is as follows:

	Three Months Ended September 30,
	2004			2003
			Cents			Cents
		Percent of	per		Percent of	per
	Amount	Revenue	ASM	Amount	Revenue	ASM
Operating expenses:
Salaries, wages and benefits	$27,425	16%	2.36	$22,265	19%	3.04
Aircraft fuel	22,816	14%	1.97	14,881	12%	2.03
Aircraft maintenance, materials and repairs	5,412	3%	0.47	3,695	3%	0.51
Aircraft rentals	55,290	33%	4.77	35,432	29%	4.84
Other rentals and landing fees	10,047	6%	0.87	7,450	6%	1.02
Ground handling services	17,777	11%	1.53	11,707	10%	1.60
Depreciation and amortization	812	0%	0.07	767	1%	0.10
Government reimbursements	—	0%	—	(114)	0%	(0.02)
Other	9,982	6%	0.86	7,011	6%	0.96

Total operating expenses	$149,561	89%	12.90	$103,094	86%	14.08

	Nine Months Ended September 30,
	2004			2003
			Cents			Cents
		Percent of	per		Percent of	per
	Amount	Revenue	ASM	Amount	Revenue	ASM
Operating expenses:
Salaries, wages and benefits	$75,524	17%	2.55	$61,963	19%	3.29
Aircraft fuel	58,883	13%	1.98	38,864	12%	2.07
Aircraft maintenance, materials and repairs	16,927	4%	0.57	9,926	3%	0.53
Aircraft rentals	148,972	33%	5.02	97,987	30%	5.21
Other rentals and landing fees	26,982	6%	0.91	21,419	6%	1.14
Ground handling services	46,130	10%	1.55	31,715	9%	1.69
Depreciation and amortization	2.302	0%	0.08	2,232	1%	0.12
Government reimbursements	—	0%	—	(1,114)	0%	(0.06)
Other	28,639	6%	0.97	20,077	6%	1.07

Total operating expenses	$404,359	89%	13.63	$283,069	86%	15.06

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

Certain Statistical Information (continued)

     The following table summarizes certain operational statistics for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004	2003	Change
Other Data:
Revenue passengers (in thousands)	1,777	1,256	41%
Revenue passenger miles (in thousands) (1)	827,798	516,851	60%
Available seat miles (in thousands)	1,159,265	732,112	58%
Passenger load factor (2)	71.4%	70.6%	0.8 pts
Operating revenue per available seat mile (in cents)	14.50	16.35	(11%)
Operating costs per available seat mile (in cents)	12.90	14.08	(8%)
Block hours	87,540	56,146	56%
Cycles	54,946	38,746	42%
Average daily utilization (block hours)	9.16	9.07	0.09 hrs
Average length of aircraft flight (miles)	466	397	17%
Number of operating aircraft (end of period)	109	70	56%
Employees at end of period	2,826	2,438	16%

	Nine Months Ended September 30,
	2004	2003	Change
Other Data:
Revenue passengers (in thousands)	4,625	3,217	44%
Revenue passenger miles (in thousands) (1)	2,066,875	1,250,019	65%
Available seat miles (in thousands)	2,966,912	1,880,168	58%
Passenger load factor (2)	69.7%	66.5%	3.2 pts
Operating revenue per available seat mile (in cents)	15.31	17.53	(13%)
Operating costs per available seat mile (in cents)	13.63	15.06	(9%)
Block hours	227,976	148,937	53%
Cycles	145,478	105,115	38%
Average daily utilization (block hours)	8.88	8.71	0.17 hrs
Average length of aircraft flight (miles)	447	377	19%
Number of operating aircraft (end of period)	109	70	56%
Employees at end of period	2,826	2,438	16%

(1)	Revenue passenger miles represents the number of miles flown by revenue passengers.

(2)	Passenger load factor equals revenue passenger miles divided by available seat miles.

Liquidity and Capital Resources

     As of September 30, 2004, we had $38.1 million in cash and cash equivalents. Net cash provided by operating activities for the nine months ended September 30, 2004 and September 30, 2003 was $25.6 million and $25.6 million, respectively.

     Cash used for investing activities for the nine months ended September 30, 2004 and September 30, 2003 was $5.0 million and $10.0 million, respectively. The decrease is due to the timing of purchases of rotable (renewable) parts. During the three months ended September 30, 2004, we lowered our forecasted capital expenditures for 2004 from approximately $16.0 million to approximately $9.0 million, which will be funded with cash flows from our current operations.

     Cash used for financing activities for the nine months ended September 30, 2004 was $19.6 million more than the same period in 2003, due primarily to the 2003 borrowings under our line of credit with Northwest of $24.8 million.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

Liquidity and Capital Resources (continued)

     As of September 30, 2004, we had $45.0 million of available borrowings under our revolving credit facility with Northwest, which had an interest rate of 5.75%.

     We have significant lease and sublease obligations for aircraft that are classified as operating leases on our balance sheet. We are responsible for all maintenance, insurance and other costs associated with operating these aircraft; however, we have not made any residual value or other guarantees to our lessors. We have no other significant off-balance sheet arrangements.

     The following chart details our debt and lease obligations on a pro forma basis at September 30, 2004. Operating lease information includes scheduled deliveries of the 20 additional aircraft we will receive through December 2005 at the basic aircraft rental rate provided in the ASA. Under our ASA, amounts relating to operating leases will be directly reimbursed by Northwest.

	Payments Due by Period
	(in thousands)
	Total	2004 (1)	2005	2006	2007	2008	Thereafter
Contractual Obligations:
Line of credit (2)	$5,000	$—	$5,000	$—	$—	$—	$—
Long term debt	123,000	3,000	12,000	12,000	12,000	12,000	72,000
Capital lease	84	11	46	27	—	—	—
Operating leases (3)	3,623,847	59,787	267,029	275,669	275,559	275,394	2,470,409

Total contractual cash obligations	$3,751,931	$62,798	$284,075	$287,696	$287,559	$287,394	2,542,409

(1)	Contractual obligations for the remainder of 2004

(2)	Borrowings outstanding as of September 30, 2004, under our revolving credit facility with Northwest, which expires December 31, 2005.

(3)	As of September 30, 2004, our obligations relating to operating leases, excluding future scheduled deliveries of aircraft under the ASA, were as follows (in thousands):

Total	2004 (1)	2005	2006	2007	2008	Thereafter
$3,085,004	$58,346	$233,627	$233,669	$233,559	$233,394	$2,092,409

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

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

Item 4. Controls and Procedures

     Our principal executive and financial officers have evaluated our disclosure controls and procedures and, based on such evaluation, have determined that such disclosure controls and procedures were effective as of September 30, 2004 (the end of the period covered by this Quarterly Report on Form 10-Q).

     During our fiscal quarter ended September 30, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32	Section 1350 Certification

(b) Reports on Form 8-K:

     The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2004:

Date Filed	Event Reported
July 14, 2004	Items 5 and 7. Issuance of a press release to report passenger traffic results for June 2004
July 29, 2004	Items 7 and 12. Issuance of a press release to announce, among other things, its quarterly earnings results for its second quarter 2004.
August 12, 2004	Items 5 and 7. Issuance of a press release to report passenger traffic results for July 2004
August 16, 2004	Items 5 and 7. Issuance of a press release to announce that Chief Financial Officer, Curtis E. Sawyer will be leaving the airline to accept the position of Chief Financial Officer for Midwest Airlines
September 9, 2004	Items 5 and 7. Issuance of a press release to report passenger traffic results for August 2004

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Philip H. Trenary
Philip H. Trenary
Date: October 28, 2004		President and Chief Executive Officer

	By:	/s/ Jesse B. Miller
Jesse B. Miller
Date: October 28, 2004		Chief Financial Officer