Form 10-K
period 2004-12-31
PINNACLE AIRLINES CORP
filed 2005-03-15
CIK 1166291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-31898

PINNACLE AIRLINES CORP.
(Exact name of registrant as specified in its charter)

Delaware	03-0376558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1689 Nonconnah Blvd, Suite 111 Memphis, Tennessee (Address of principal executive offices)	38132 (Zip Code)
Registrant’s telephone number, including area code:
901-348-4100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, $.01 par value	Nasdaq National Market
Securities registered pursuant to Section 12 (g) of the Act:
None
          Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
          The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $219 million as of June 30, 2004.
          As of March 1, 2005, 21,950,260 shares of common stock were outstanding.
Documents Incorporated by Reference
      Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2004.

i

PART I

Item 1.	Business
      Pinnacle Airlines Corp. and its wholly owned subsidiary, Pinnacle Airlines, Inc. (which operates as “Northwest Airlink”), are collectively referred to in this report as the “Company,” “we” and “us” except as otherwise noted. Northwest Airlines Corporation and its subsidiaries are collectively referred to as “Northwest.”
Our Company
      We operate an all-regional jet fleet providing regional airline capacity to Northwest in 2004 and we were one of the fastest growing regional airlines in the United States based on year-over-year growth in available seat miles flown. In the year ended December 31, 2004, we had a 54% increase in block hours over the same period in 2003. We provide Northwest with regional airline capacity as a Northwest Airlink carrier at its domestic hub airports in Detroit, Minneapolis/ St. Paul and Memphis, and in the focus cities of Milwaukee and Indianapolis. At December 31, 2004, we operated a jet fleet of 117 Canadair Regional Jet (“CRJ”) aircraft and offered regional airline services with approximately 660 daily departures to 103 cities in 35 states and four Canadian provinces. We offered service with 76 CRJ aircraft with approximately 490 daily departures to 81 cities in 29 states and two Canadian provinces as of December 31, 2003.
      Pinnacle Airlines Corp. was incorporated in Delaware on January 10, 2002 to be the holding company of Pinnacle Airlines, Inc., which was incorporated in Georgia in 1985. Northwest acquired Pinnacle Airlines, Inc. in April 1997. Since the acquisition, we have provided regional airline service exclusively to Northwest. During the time that Northwest was our sole owner, we were operated as a business unit of Northwest without regard to our stand-alone profitability. Our operations were designed to increase overall Northwest system revenues rather than to maximize our stand-alone profitability.
      During 2003, Northwest transferred 19,400,000 shares, or 89% of our outstanding common stock, to the Northwest Airlines Pension Plan for Contract Employees, the Northwest Airlines Pension Plan for Pilot Employees and the Northwest Airlines Pension Plan for Salaried Employees (collectively, the “Northwest Airlines Pension Plans”). Northwest retained the remaining outstanding shares of our common stock and one share of our Series A preferred stock.
      On November 25, 2003, we completed an initial public offering (the “Offering”) of our common stock, par value $.01 per share. In the Offering, the Northwest Airlines Pension Plans sold all of our shares that it received during 2003. We did not receive any proceeds from the Offering.
Our Airline Services Agreement with Northwest
      We provide regional airline services to Northwest under an Airline Services Agreement (“ASA”), which we entered into with Northwest effective March 1, 2002. The terms of the ASA are materially different from the terms of our historical arrangement with Northwest. The initial agreement provided for a term from March 1, 2002, through February 29, 2012 and would have increased our fleet to 95 regional jets by December 31, 2004. During 2003, we entered into certain amendments to the ASA with Northwest that, among other things, extended the term of the agreement through December 31, 2017, increased the number of CRJ aircraft under the ASA to 129, eliminated incentive payments based on certain performance criteria and lowered our target operating margin from 14% to 10% effective December 1, 2003. During 2004, we amended our ASA with Northwest to, among other things, increase from 129 to 139 the number of CRJ aircraft that will be operated by Pinnacle Airlines, Inc. under the ASA. As consideration for these contractual rights, we agreed to pay $15.1 million to Northwest. Concurrently with this amendment to the ASA, we amended the revolving credit agreement (“Revolver”) between Pinnacle Airlines, Inc. and Northwest. Among other things, the amendment to the Revolver provided that in our role as guarantor, we may obtain up to $5 million in advances from Pinnacle Airlines, Inc. to secure, or do business utilizing, a second airline operating certificate. Additionally, the amendment decreased borrowings available to Pinnacle Airlines, Inc. under the Revolver from $50 million to $25 million.

Item 1.	Business

Our Airline Services Agreement with Northwest (continued)
      At the end of its term in 2017, the ASA automatically extends for additional five-year periods unless Northwest provides notice to us two years prior to the termination date that it does not plan to extend the term.
      Our ASA with Northwest provides for the following payments:
      Reimbursement payments: We receive monthly reimbursements for all expenses relating to: passenger aircraft fuel; basic aircraft and engine rentals; aviation liability, war risk and hull insurance; third-party deicing services; CRJ third-party engine and airframe maintenance; hub and maintenance facility rentals; passenger security costs; ground handling in cities where Northwest has ground handling operations; Detroit landing fees and property taxes. We have no financial risk associated with cost fluctuations because we are reimbursed by Northwest for the actual expenses incurred for these items.
      Payments based on pre-set rates: We are entitled to receive semi-monthly payments for each block hour and cycle we operate and a monthly fixed cost payment based on the size of our fleet. The term “block hours” refers to the elapsed time between an aircraft leaving a gate and arriving at a gate, and the term “cycles” refers to an aircraft’s departure and corresponding arrival. These payments are designed to cover all of our expenses incurred with respect to the ASA that are not covered by the reimbursement payments. The substantial majority of these expenses relate to labor costs, ground handling costs in cities where Northwest does not have ground handling operations, landing fees in cities other than Detroit, overhead and depreciation.
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
      Through 2007, if our actual costs that are intended to be covered by the revenues we receive based on pre-set rates deviate from the expected costs used in developing those pre-set rates, and as a result our annual operating margin is below the 9% floor or above the 11% ceiling for each year through 2005, or below the 8% floor or above the 12% ceiling for 2006 and 2007, a year-end adjustment in the form of a payment by Northwest to the Company or by the Company to Northwest will be made to adjust our operating margin to the floor or ceiling. Specified items are excluded when determining whether our annual operating margin is below the floor or above the ceiling. Beginning in 2008, Northwest will not guarantee our minimum operating margin, although we will still be subject to a margin ceiling above the revised target-operating margin.
      If our actual operating margin for any year beginning with 2008 exceeds the revised target operating margin by up to five percentage points, we will make a year-end adjustment payment to Northwest in an amount equal to half of the excess. In addition, should our actual operating margin exceed the targeted operating margin by more than five percentage points, we will pay Northwest all of the excess above five percent. For the years ended December 31, 2004, 2003, and 2002 no margin adjustment payments were required pursuant to the terms of the ASA.
      The ASA and the other agreements we have entered into with Northwest to provide us with various ongoing services were made in the context of our being a subsidiary of Northwest and were negotiated in the overall context of the initial contribution of shares to the Northwest Airlines Pension Plans. As a result of Northwest’s control of us when these agreements were negotiated, the prices and other terms under these agreements may be different from the terms we might have obtained in arm’s-length negotiations with

Item 1.	Business

Our Airline Services Agreement with Northwest (continued)
unaffiliated third parties for similar services. Some of these terms may be more favorable to us than those we would have been able to obtain otherwise. When we need to replace these agreements, we will be negotiating with Northwest or third parties on an arm’s-length basis, and we may not be able to do so on as favorable terms.
      These agreements generally contain cross-termination provisions such that termination of the ASA will trigger a termination under the relevant agreement. In addition, these agreements generally provide that they will terminate upon a change of control of our company or our affiliates. Note 4, “Other Agreements with Northwest” in the notes to our consolidated financial statements in Item 8 of this Form 10-K, includes a summary of the terms contained in our other agreements with Northwest.

Scope of Agreement
      The ASA covers all of our existing fleet, as well as the 22 additional regional jets currently scheduled to become part of our fleet during 2005. Northwest is entitled to change the timing of the deliveries of the remaining 22 aircraft by either delaying or accelerating the delivery of any aircraft but has agreed to deliver a total of 139 CRJs by December 31, 2005, subject to Northwest receiving the aircraft from Bombardier, the manufacturer of the CRJ, by that time. Of the 22 planned deliveries of CRJ aircraft in 2005, we are planning to accept delivery of six aircraft in the first quarter (three received as of March 1, 2005), thirteen aircraft in the second quarter and three aircraft in the third quarter. In addition to those 22 regional jets, at its option Northwest may also add up to 165 additional regional jets to our fleet to be operated by us under the terms of the ASA. If Northwest chooses to expand our CRJ fleet to more than 139 aircraft, Northwest retains the option under the ASA to subsequently reduce the number of jets covered by the ASA to a minimum of 139 aircraft. Northwest also has certain rights to terminate the ASA or reduce the number of aircraft covered by the ASA to fewer than 139 aircraft. A more detailed discussion of these rights can be found below under “Term and Termination of Agreement; Remedies for Breach.” Northwest is also responsible for scheduling all aircraft covered by the ASA.

Code-Sharing and Marketing
      Our ASA with Northwest requires us to use its two-letter flight designator code (NW) to identify our flights in the computerized reservation systems, to paint our aircraft with its colors and/or logos and to market and advertise our status as being a part of the Northwest route system. The agreement also gives us a non-exclusive license to fly under the Northwest Airlink name. Under the ASA, passengers on our aircraft participate in WorldPerks, Northwest’s frequent flyer program. We do not pay fees with respect to these services.

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

Airport Facilities and Ground Handling
      Northwest grants us the right to use facilities that it leases from authorities at various airports. In addition, at a number of airports where Northwest operates, we do not maintain our own ground support equipment and personnel and instead obtain ground handling services from third parties, primarily Northwest

Item 1.	Business

Our Airline Services Agreement with Northwest (continued)
and Mesaba Airlines. These services include gate access, aircraft loading and unloading and passenger enplaning and deplaning services. Under the ASA and our facilities agreements with Northwest, we will be entitled to use Northwest’s facilities and obtain ground handling services to fulfill our obligations under the ASA, but not to service other carriers or operate flights under our own flight designator code without the approval of Northwest. Northwest will be responsible for all capital and start-up costs at its hub airports and at any other facilities where it elects to provide ground handling services to us. We will be responsible for any capital and start-up costs, excluding jetbridge expenses, associated with any facilities at other airports at which we perform our own ground handling functions.
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

Establishing New Operations
      The ASA provides that we cannot use any of our officers, employees, facilities, equipment or aircraft that are used to provide regional airline services to Northwest in any new operations without the prior written consent of Northwest except as follows: (1) our officers may engage in planning and coordinating such activities, and (2) the following operational and corporate functions of Pinnacle Airlines, Inc. may also be used to support new operations: (a) information services personnel, equipment and other infrastructure; (b) systems operation control management, personnel (excluding dispatchers) and infrastructure, including but not limited to, facilities and computer systems; and (c) corporate functions specifically defined as those traditionally performed by the tax, treasury, internal audit, purchasing, and corporate education (excluding pilot training performed via simulators) departments. As a result, in order to provide regional airline services to another airline, Pinnacle Airlines Corp. would have to establish new operations that would be largely independent of Pinnacle Airlines, Inc.’s operations and could incur significant incremental costs in the process. Additionally, Pinnacle Airlines Corp. or a subsidiary other than Pinnacle Airlines, Inc. may only provide airline services to other major airlines using aircraft certificated as having (1) less than 60 seats and (2) a maximum gross takeoff weight of less than 70,000 pounds (or such greater seat or weight limits as may be established under Northwest’s collective bargaining agreement with its pilots).
      Further, in the event we provide airline services to other airlines, we have agreed to negotiate in good faith with Northwest an adjustment to our fixed cost reimbursements under the ASA to account for resulting efficiencies. During the term of our ASA, our arrangement with Northwest restricts us and our affiliates from flying under our or another carrier’s flight designator code to or from Northwest’s domestic hub airports without Northwest’s prior written consent. Hub airports are defined as airports to which Northwest, together with its subsidiaries and Northwest Airlink carriers operating under Northwest’s designator code, operate an average of more than 50 departures per day during any Northwest schedule period.

Northwest’s Ability to Use Other Regional Airlines
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

Item 1.	Business

Our Airline Services Agreement with Northwest (continued)

Labor Disruption
      If, as a result of a strike affecting our employees, we do not operate more than 50% of our aircraft for more than seven consecutive days or we do not operate more than 25% of our aircraft for more than 21 consecutive days, other than as a result of (1) a Federal Aviation Administration (“FAA”) order grounding all commercial flights or all air carriers or grounding a specific aircraft type of all carriers, (2) a scheduling action by Northwest or (3) Northwest’s inability to perform its obligations under the ASA as a result of a strike by Northwest employees, the ASA provides that Northwest will have the right to:

•	terminate the ASA, which would immediately terminate the leases and subleases for all of our CRJs; and

•	prior to electing to terminate the ASA, immediately terminate the subleases for 89 of our CRJs, and if the strike continues for more than 45 days, terminate the subleases for all but 50 of our CRJs.

Term and Termination of Agreement; Remedies for Breach
      The initial term of the agreement expires on December 31, 2017, subject to renewal automatically for successive five-year renewal periods, unless Northwest gives us at least two years’ advance notice of non-renewal prior to the end of any term. Northwest may terminate the agreement at any time for cause, which is defined as:

•	our failure to make any payment under any aircraft lease or sublease;

•	an event of default by us of any term of any aircraft lease or sublease;

•	an event of default under any of our other agreements with Northwest;

•	our failure to make payments under our promissory note to Northwest (which was subsequently retired in February 2005);

•	our failure to make payments under our revolving credit facility with Northwest;

•	our failure to maintain required insurance coverages;

•	our failure to comply with Northwest’s inspection requirements;

•	our failure to operate more than 50% of our aircraft for more than seven consecutive days or our failure to operate more than 25% of our aircraft for more than 21 consecutive days, other than as a result of:

1)	an FAA order grounding all commercial flights or all air carriers or grounding a specific aircraft type of all carriers,

2)	a scheduling action by Northwest or

3)	Northwest’s inability to perform its obligations under the airline services agreement as a result of a strike by Northwest employees;

•	suspension or revocation of our authority to operate as an airline by the FAA or the Department of Transportation (“DOT”);

•	a change of control of our company or our affiliates;

•	operation by Pinnacle Airlines, Inc. or an affiliate of (1) an aircraft type which causes Northwest to violate its collective bargaining agreement with its pilots or (2) an aircraft certificated as having (a) 60 or more seats or (b) a maximum gross takeoff weight of 70,000 pounds or more (or such greater seat or weight limits as may be established under Northwest’s collective bargaining agreement with its pilots); and

Item 1.	Business

Our Airline Services Agreement with Northwest (continued)

•	any replacement of the chief executive officer of either Pinnacle Airlines Corp. or Pinnacle Airlines, Inc. that is not approved by Northwest.
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

Treatment of Assets upon Termination
      If Northwest terminates the ASA for cause, it will have the right to terminate our leases or subleases for aircraft covered by the agreement at the time of termination and to take possession of these aircraft. We currently sublease all of our regional jets from Northwest. We currently lease all of our turboprops from third parties and sublease them to Mesaba Airlines. Note 4, “Other Agreements with Northwest” in the notes to our consolidated financial statements in Item 8 of this Form 10-K includes a summary of the terms of our turboprop lease agreements. If the ASA is terminated by Northwest for cause, we would lose access to all of our regional jets and, as a result, our business, operations and ability to generate future revenue would be materially adversely affected.
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
Our Employees
      As of March 1, 2005, we had approximately 3,260 active employees, including 1,000 pilots, 625 flight attendants (of whom 270 are part-time), 890 customer service personnel (of whom 735 are part-time), 320 mechanics and other maintenance personnel, 90 dispatchers/crew resource personnel and 335 management and support personnel. The part-time employees work varying amounts of time, but typically are half-time or less employees. As is customary in the airline industry, we also use third parties to provide ground handling personnel in some stations. Currently, Northwest and Mesaba Airlines provide a majority of these ground handling services.
      Labor costs are a significant component of airline expenses and can substantially impact our results. We believe we have generally good labor relations and high labor productivity. Approximately 77% of our employees are represented by unions.

Item 1.	Business

Our Employees (continued)
      The following table reflects our principal collective bargaining agreements and their respective amendable dates as of March 1, 2005:

	Number
	of
Employee Group	Employees	Representing Union	Contract Amendable Date

Pilots	1,000	Airline Pilots Association	April 30, 2005
Flight Attendants	625	Paper, Allied-Industrial, Chemical and Energy Workers International Union	July 31, 2006
Customer Service	890	Paper, Allied-Industrial, Chemical and Energy Workers International Union	March 19, 2010
Maintenance of Aircraft
      Using a combination of FAA-certified maintenance vendors and our own personnel and facilities, we maintain our aircraft on a scheduled and “as-needed” basis. We perform preventive maintenance and inspect our engines and airframes in accordance with our FAA-approved preventive maintenance policies and procedures.
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
      We contract with an affiliate of Bombardier, the CRJ manufacturer, to perform certain routine maintenance checks on our CRJs. These maintenance checks are regularly performed on a scheduled basis that is approved by the manufacturer and the FAA.
      Component overhaul and repair involves sending parts, such as engines, landing gear and avionics to a third-party, FAA-approved maintenance facility for repair or overhaul. We have a time and materials contract with General Electric on our CRJ engines. We are also party to maintenance agreements with various other vendors covering avionics, auxiliary power units and brakes.
      The average age of the regional jets in our fleet is approximately 1.9 years. In general, the CRJ aircraft do not require their first heavy maintenance checks until they have flown approximately 8,000 hours, (3.5 to 3.75 years). Northwest is required to reimburse us for and pay a margin on these maintenance expenses for our CRJs under the ASA. The profit we derive from maintenance has been minimal, but we expect that it will grow as the aircraft age.
Training
      We perform the majority of training of our flight personnel in Memphis, Tennessee at our Corporate Education Center and the simulator center operated by FlightSafety International. FlightSafety International provides some overflow training at various other simulator centers throughout the U.S. at our request. The Memphis simulator center currently includes three CRJ full-motion simulators. Under our agreement with FlightSafety International with regard to the Memphis simulator center, we have first call on all of the simulator time available in the Memphis center. We expect that essentially our entire simulator needs will be met by the Memphis center throughout the delivery stream of the committed aircraft. Instructors used in the Memphis center are typically either professional instructors or trained line pilot instructors.
      We provide in-house and outside training for our maintenance personnel and take advantage of manufacturers’ training programs offered, particularly when leasing new aircraft.

Item 1.	Business

Training (continued)
      Professional instructors conduct training of mechanics, flight attendants and customer service personnel in the Corporate Education Center.
Safety and Security
      We have taken numerous measures, as required by regulatory authorities, to increase both the safety and security of our operations in the wake of the terrorist attacks of September 11, 2001. Some of the security enhancements implemented include reinforcement of all cockpit doors and implementation of strict in-flight cockpit access procedures, including the removal of all cockpit access keys from within the main cabin.
Insurance
      We currently maintain insurance policies for: aviation liability, which covers public liability, passenger liability, hangar keepers’ liability, baggage and cargo liability and property damage; war risk, which covers losses arising from acts of war, terrorism or confiscation; hull insurance, which covers loss or damage to our flight equipment; directors’ and officers’ insurance; and workers’ compensation insurance. The ASA requires that we maintain specified levels of these types of policies.
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
Regulations
      We operate under an air carrier certificate issued by the FAA and under commuter air carrier authorization issued by the DOT. This authorization may be altered, amended, modified or suspended by the DOT if it determines that we are no longer fit to continue operations. The FAA may suspend or revoke our air carrier certificate if we fail to comply with the terms and conditions of our certificate. The DOT has established regulations affecting the operations and service of the airlines in many areas, including consumer protection, non-discrimination against disabled passengers, minimum insurance levels and others. Failure to comply with FAA or DOT regulations can result in civil penalties, revocation of our right to operate or criminal sanctions. FAA regulations are primarily in the areas of flight operations, maintenance, ground facilities, security, transportation of hazardous materials and other technical matters. The FAA requires each airline to obtain an operating certificate authorizing the airline to operate at specific airports using specified equipment. Under FAA regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft operated by us that provides for the ongoing maintenance of these aircraft, ranging from frequent routine inspections to major overhauls.
      The Transportation Security Administration (“TSA”) now regulates civil aviation security under the Aviation and Transportation Security Act. Since the events of September 11, 2001, Congress has mandated and the TSA has implemented numerous security procedures that have imposed and will continue to impose additional compliance responsibilities and costs on airlines. The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain airports, including the major airports at Boston, Washington, D.C., Chicago, Los Angeles, San Diego, Orange County (California) and San Francisco, have established airport restrictions to limit noise, including restrictions on

Item 1.                                 Business
Regulations (continued)
aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances, these restrictions have caused curtailments in services or increases in operating costs, and such restrictions could limit our ability to commence or expand our operations at affected airports. Local authorities at other airports are considering adopting similar noise regulations.
Markets and Routes
      As of December 31, 2004, we operated 117 CRJs serving 103 cities in 35 states and four Canadian provinces out of Northwest’s three hubs and two focus cities, and our route network spanned the entire eastern half of the United States. We fly as far west as Casper, Wyoming, as far east as Halifax, Nova Scotia, as far north as Winnipeg, Manitoba and as far south as San Antonio, Texas.
Recent Developments
      In February 2005, we completed the sale of $121 million principal amount of our 3.25% senior convertible notes due February 15, 2025 (the “Notes”). Our sale of the Notes was made to qualified institutional investors under Rule 144A of the Securities Act of 1933. As part of the terms of the sale, we agreed to file a registration statement with the Securities and Exchange Commission for the resale of the Notes and the shares of common stock issuable upon conversion of the Notes within 90 days after the closing of the sale.
      We used the net proceeds from the Notes, together with cash on hand, to purchase the outstanding $120 million note payable to Northwest at a discounted price of $101.6 million, to repay $5 million of borrowings outstanding under the Revolver with Northwest, in each case with accrued and unpaid interest, and for general corporate purposes. As a result, we recorded a pre-tax gain of $18.4 million related to the extinguishment of debt during the first quarter of 2005. A more detailed discussion of our borrowings from Northwest is provided in Note 6 “Note Payable and Dividends to Northwest” and Note 7 “Lines of Credit” in the notes to our consolidated financial statements under Item 8 of this Form 10-K.
      The Notes pay interest semiannually in arrears in cash on February 15 and August 15 of each year, beginning August 15, 2005. The holders of the Notes may require us to purchase all or a portion of their Notes for cash on February 15, 2010, February 15, 2015, and February 15, 2020 at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. The Notes are structured such that, upon the occurrence of certain events, holders may convert the Notes into the equivalent value of our common stock at an initial conversion rate of 75.6475 shares per $1,000 principal amount of Notes, representing an initial conversion price of $13.22 per share. Upon conversion, we will pay the holder the portion of the conversion value in cash up to the $1,000 principal amount. To the extent that the conversion value exceeds the $1,000 principal amount, the excess will be settled in cash, common stock or a combination of both, at our option.
      Holders may convert their Notes only during the following periods:

•	during a quarter (and only during such quarter) if the closing price of our common stock exceeds 120% of the conversion price of the Notes (initially $15.86 per share) for at least 20 of the last 30 trading days of the preceding quarter;

•	during a five day period after the Notes have traded for a five day period at a price that is less than 98% of the equivalent value that could be realized upon conversion of the Notes;

•	if we call the convertible Notes for redemption;

•	if a change of control or other specified corporate transactions or distributions to holders of our common stock occurs (and in some instances, we may also owe an additional premium upon a change in control); and

•	during the 10 trading days prior to the maturity date of February 15, 2025.

Item 1.	Business

Recent Developments (continued)
      Because the $1,000 principal amount of the Notes will be settled in cash upon conversion, the number of shares used in our calculation of fully diluted earnings per share will only be increased by the number of shares of our common stock with a market value equal to the excess of the Notes’ conversion value over their $1,000 principal amount.
      The following table summarizes the number of shares that would be used in our calculation of fully diluted earnings per share as a result of our issuance of the Notes:

Increase in Fully Diluted Shares with
$121 Million Principal Amount
Average Stock Price during Period	Outstanding (thousands)

$11.00	—
$12.00	—
$13.00	—
$14.00	510
$15.00	1,087
$16.00	1,591
$17.00	2,036

Item 1.	Business

Risk Factors Affecting Our Business
Risks Relating to our ASA with Northwest

We are dependent on the services that Northwest provides to us. If our ASA with Northwest is terminated, we could lose our only significant source of revenue and earnings, our regional jet fleet, access to our airport facilities, and the services Northwest provides to us.
      We generate substantially all of our revenues under our ASA with Northwest. If Northwest terminates the ASA for cause, it will have the right to terminate our leases and subleases with it for the regional jet aircraft covered by the agreement and take immediate possession of these aircraft. As a result, we will have no significant source of revenue or earnings unless we are able to enter into satisfactory substitute arrangements. We currently sublease all of our regional jets from Northwest. The current term of the ASA expires on December 31, 2017. A further discussion of our ASA is included in “Business — Our Airline Services Agreement.”
      We currently use Northwest’s systems, airport facilities (including maintenance facilities) and services to support a significant portion of our operations, including our information technology support, dispatching, fuel purchasing, ground handling services and some of our insurance coverage. If Northwest terminates our ASA and no longer provides these services to us, we may not be able to replace them with services of comparable quality or on terms and conditions as favorable as those we receive from Northwest, or at all.

Northwest may decide not to grow our fleet beyond 139 CRJs or to use other regional airlines, and any future growth from Northwest may be on less than favorable terms.
      The ASA does not guarantee the growth of our fleet beyond 139 CRJs. Northwest is permitted under the ASA to add an additional 165 CRJs to our fleet on the same economic terms as the first 139 aircraft; however, Northwest may instead choose to offer to lease or sublease any additional CRJs to us on economic terms and with financing commitments that are less favorable to us than those contained in the ASA. In the future, we may also agree to modifications to the ASA that reduce certain benefits to us in order to obtain additional aircraft from Northwest. Additionally, even if Northwest chooses to expand our CRJ fleet to more than 139 aircraft, it will be allowed at any time to subsequently reduce the number of regional jets covered by the ASA so long as our fleet is not reduced below 139 regional jets.
      Additionally, the ASA does not prohibit Northwest from contracting with other regional airlines to fly any aircraft, including regional jets and turboprops, in any market. Northwest currently has airline services agreements with Mesaba Airlines, under which Mesaba, operating as a Northwest Airlink carrier, provides Northwest with regional airline capacity at its hub airports in Detroit, Minneapolis/St. Paul and Memphis. Northwest currently owns approximately 28% of the outstanding common stock of Mesaba, which operates Avro RJ85 regional jets and Saab turboprops. We have no assurance that Northwest will not expand those relationships in competition with us, or that Northwest will not establish relationships with other regional carriers, including awarding them future deliveries of the 165 CRJs on which it has option.

Reduced utilization levels of our aircraft under the ASA would reduce our revenues and earnings.
      Under the ASA, a portion of our revenues from Northwest is derived from our actual flights. A portion of the compensation that we receive from Northwest is based on block hours, cycles and certain reimbursable expenses, primarily fuel, that we incur only when we fly. Approximately 37% of our 2004 revenue from regional airline services was from block hour and cycle payments and the reimbursement of fuel costs. If Northwest reduces the utilization of our fleet, our revenues and profits would decrease. Northwest is solely responsible for scheduling our flights, but the ASA does not require Northwest to meet any minimum utilization levels for our aircraft. For example, after September 11, 2001, Northwest reduced our scheduled capacity by approximately 20% on an available seat mile basis. Northwest could decide to significantly reduce the utilization levels of our fleet in the future.

Item 1.	Business

Risks Relating to our ASA with Northwest (continued)

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
      The payments we will receive from Northwest under our ASA based on pre-set rates for block hours, cycles and fixed costs are not based on the actual expenses we will incur in our operations. However, the rates on which these payments are based were established to cover all of our expenses in respect of the ASA that are not directly reimbursed by Northwest. The substantial majority of expenses intended to be covered by the payments for block hours, cycles and fixed costs relate to labor costs, passenger handling costs, landing fees, overhead and depreciation. The ASA also provides that we will earn an operating margin ranging from a floor of 9% to a ceiling of 11%, with a target operating margin of 10%, for 2004 and 2005 and an operating margin ranging from a floor of 8% to a ceiling of 12%, with a target operating margin of 10%, for 2006 and 2007. Our operating margin could be less than the target operating margin for those periods if our actual costs that are intended to be covered by the pre-set rates described above deviate from the expected costs used in developing those pre-set rates. Our operating margin for those periods could also be less than the applicable floor if we incur specified excluded costs, such as employee bonuses and incentives to the extent they exceed amounts used in calculating our pre-set rates, employee salary expenses in excess of standard industry wages, depreciation expense relating to capital expenditures in excess of $250,000 and deemed by Northwest to be inconsistent with the provision of regional airline services and penalties based on our failure to satisfy specified performance measures. These excluded costs may be substantial, and, as a result, we could suffer losses under the agreement, and we may be unable to generate sufficient cash flow to pay our debts on time.
      While the capacity purchase business model and targeted operating margins reflected in our ASA with Northwest reduce our financial risk and exposure to fluctuations in many of our variable costs, they also limit our potential to experience higher earnings growth from improved market conditions or increased operational efficiency.
      The rates we will receive for our services under the ASA will be reset in 2008 based on our historical and expected operating costs. In addition, the target operating margin will be reset to a market-based percentage, provided that it will be no lower than 8% and no higher than 12%. In addition, beginning in 2008, Northwest will not guarantee us a minimum operating margin. If the target operating margin is set to achieve less than a 10% target operating margin, our revenues and earnings will decrease beginning in 2008 unless we increase the level of regional airline services that we provide.

There are constraints on our ability to establish new operations to provide airline services to major airlines other than Northwest.
      The ASA provides that we cannot use any of our officers, employees, facilities, equipment or aircraft that are used to provide regional airline services to Northwest in any such new operations without the prior written consent of Northwest with a few exceptions. Pursuant to the terms of the ASA, in order to provide regional airline services to another airline, Pinnacle Airlines Corp. would have to establish new operations that would be largely independent of Pinnacle Airlines, Inc.’s operations and could incur significant incremental costs in the process. Additionally, Pinnacle Airlines Corp. or a subsidiary other than Pinnacle Airlines, Inc. may only provide airline services to other major airlines using aircraft certificated as having (1) less than 60 seats and (2) a maximum gross takeoff weight of less than 70,000 pounds (or such greater seat or weight limits as may be established under Northwest’s collective bargaining agreement with its pilots).

Item 1.	Business

Risks Related to Our Business and Operations

Northwest Airlines is our largest source of operating revenue, and financial or operational difficulties at Northwest could have a negative impact on our financial condition.
      We derive 99.4% of our operating revenue from Northwest Airlines. Northwest has incurred significant losses since 2001, including a net loss of $862 million in 2004. Should Northwest continue to experience operating losses, it may have difficulty fulfilling its financial obligations, including the payment of revenues owed to us under the ASA. In addition, Northwest may be forced to seek protection under Chapter 11 of the United States bankruptcy code. Such an action could adversely affect our financial condition.
      Northwest also provides us with a number of services that we need in order to operate, including ground handling services and access to its leased airport facilities. If Northwest were to experience operational difficulties, including a strike, it may not be able to provide these services to us. Since our revenues and profits are dependent on our level of flight operations, a strike at Northwest could adversely affect our financial condition. Northwest has experienced strikes by its employees in the past. Northwest could experience strikes or other operational difficulties that require it and us to cease operations again in the future.

We may experience difficulty finding, training and retaining employees, which may interfere with our expansion plans.
      Our business is labor-intensive. We require large numbers of pilots, flight attendants, mechanics and other personnel. We anticipate that our rapid growth, including the addition of 22 aircraft to our fleet in 2005, will require us to locate, hire, train and retain a significant number of new employees. If we are unable to hire and retain qualified employees at a reasonable cost, we may be unable to complete our expansion plans, which could adversely affect our operating results and our financial condition.
      The airline industry has in the past experienced, and may again in the future experience, a shortage of qualified personnel, specifically pilots and mechanics. In addition, as is common with most of our competitors, we face considerable turnover of our employees. Our pilots often leave to work for major airlines, which generally offer salaries higher than those regional airlines are able to offer. We may not be able to locate, hire, train and retain the qualified employees that we need to carry out our expansion plans or replace departing employees.

Strikes or labor disputes with our employees may adversely affect our ability to conduct our business and could result in the termination of the ASA or in significant reductions in the benefits of the agreement to us.
      If we are unable to reach agreement with any of our unionized work groups on the terms of their collective bargaining agreements, we may be subject to work interruptions or stoppages. Our bargaining agreement with our pilots becomes amendable on April 30, 2005, and we are already engaged in discussions with pilot’s union representatives. Work stoppages may adversely affect our ability to conduct our operations and fulfill our obligations under the ASA. Under the ASA, adverse consequences could result from a strike or a work stoppage, including possible termination of the ASA.

Increases in our labor costs, which constitute a substantial portion of our total operating costs, may directly impact our earnings.
      Labor costs constitute a significant percentage of our total operating costs. For example, during the year ended December 31, 2004, our labor costs constituted approximately 19% of our total operating costs. Under our ASA with Northwest, our block hour, cycle and fixed cost rates contemplate labor costs that increase at a market rate, which is based on increases in the producer price index (“PPI”) as defined in the ASA, through 2007. Although the ASA generally provides for adjustments to the payments we receive under the agreement to maintain our operating margin between 9% and 11% for 2005 and between 8% and 12% for 2006 and 2007, adjustments will not be made with respect to labor cost increases exceeding standard industry

Item 1.                                 Business
Risks Related to Our Business and Operations (continued)
wages. As a result, an increase in our labor costs over standard industry wages could result in a material reduction in our earnings. Any new collective bargaining agreements entered into by other regional carriers may also result in higher industry wages and increased pressure on our company to increase the wages and benefits of our employees. We have entered into collective bargaining agreements with our pilots, flight attendants and fleet and passenger service employees, which are amendable in 2005, 2006 and 2010, respectively.
      Our other employees are not covered by collective bargaining agreements. Future agreements with our employees’ unions may be on terms that are not economically as attractive as our current agreements or comparable to agreements entered into by our competitors. Any future agreements may increase our labor costs or otherwise adversely affect us. Additionally, we cannot assure you that the compensation rates that we have assumed will correctly reflect the market for our non-union employees, or that there will not be future unionization of our currently non-unionized groups which could adversely affect our costs.

We are highly leveraged, which could hurt our ability to meet our strategic goals.
      As of December 31, 2004, we had a stockholders’ deficiency of $7.5 million and our debt accounted for 106.4% of our total capitalization. In February 2005, as discussed in “Recent Developments” in Item 1 of this Form 10-K, we issued $121 million of our 3.25% senior convertible notes due 2025. We used the proceeds to repurchase all of our long-term debt payable to Northwest and to repay the outstanding balance of $5 million under our revolving credit facility with Northwest. After giving effect to these transactions, as of December 31, 2004 our stockholders’ equity would have been $4.0 million and our total debt would have accounted for 96.8% of our total capitalization on a pro forma basis. Our high degree of leverage could:

•	limit our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes;

•	divert substantial cash flow from our operations and expansion plans in order to service our debt;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	place us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

Our reputation and financial results could be harmed in the event of an accident or incident involving our aircraft.
      On October 14, 2004, one of our aircraft, which was not being operated in commercial service, was involved in an accident with no passengers or flight attendants on board. The two pilots did not survive the accident. The National Transportation Safety Board investigation following the accident and the subsequent FAA inspection, although still ongoing, have not revealed any regulatory violation or negligence on the part of the Company to date. While this accident has not had a material adverse effect on our business, we cannot assure you that we would not be adversely affected by any accident in the future.
      An accident or incident involving one of our aircraft could involve repair or replacement of a damaged aircraft, and its consequential temporary or permanent loss from service, and significant potential claims of injured passengers and others. We are required by the DOT to carry liability insurance. Although we believe we currently maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate, and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that we are less safe or reliable than other airlines, which would harm our business.

Item 1.	Business

Risks Related to Our Business and Operations (continued)

We are increasingly dependent on technology in our operations, and if our technology fails, our business may be adversely affected.
      We have made, and continue to make, significant investments in technology hardware and software to manage our operations. In particular, our systems operations control center, which oversees daily flight operations, is dependent on a number of technology systems to operate effectively. Like all companies, our technology systems may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, computer viruses, and hackers. In addition, large scale interruption in technology infrastructure that we depend on, such as power, telecommunications or the internet, could cause a substantial disruption in our operations.
      For example, in December 2004, our operations were significantly affected when adverse weather conditions closed or reduced operations at over 60% of the airports we serve. The severe weather strained our operational systems, and our ability to recover quickly to normal reliability levels was impaired. The December operational incident was a factor in our failure to meet certain operational performance levels under the ASA for the second half of 2004, and we were required to pay performance penalties totaling $1.4 million to Northwest.

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
      Due to these factors, our quarterly operating results and quarter-to-quarter comparisons of our operating results may not be good indicators of our annual financial performance. In addition, it is possible that in any quarter our operating results could be below the expectations of investors and any published reports or analyses. In that event, the price of our common stock could decline, perhaps substantially.

We may be unable to obtain all of the aircraft, engines, parts or related maintenance and support services we require from Bombardier or General Electric, which could have a material adverse impact on our business.
      We are dependent on Bombardier as the sole manufacturer of all of our regional jets. Any significant disruption or delay in the expected delivery schedule of our regional jet fleet would affect our overall operations and could have a material adverse impact on our operating results and our financial condition. Bombardier aerospace workers represented by the International Association of Machinists and Aerospace Workers of the Quebec Workers Federation engaged in a strike affecting three plants, including a plant where Bombardier assembles CRJs. The strike lasted from April 15, 2002 through May 5, 2002, at which time the union entered into a new contract which is effective through November 30, 2005. The strike delayed by approximately one month the delivery of each of the remaining 18 CRJs we were scheduled to receive in 2002, after which deliveries have been made as previously scheduled. Any future prolonged strike at Bombardier or delay in Bombardier’s production schedule as a result of labor matters could further disrupt the delivery of CRJs to us, which could adversely affect the planned growth of our fleet.
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

Item 1.	Business

Risks Related to Our Business and Operations (continued)
      We are also dependent on General Electric as the manufacturer of engines on our aircraft. General Electric also provides parts, repair and overhaul services, and other types of support services on our engines. The failure or inability of General Electric to provide sufficient parts or related support services on a timely or economically reasonable basis, or the interruption of our flight operations as a result of unscheduled or unanticipated maintenance requirements for our aircraft, could materially adversely affect our operations.

Under certain circumstances, we may be required to pay cash or a combination of cash and our common stock to holders of our 3.25% senior convertible notes due 2025 at their option prior to the maturity date.
      As noted in “Recent Developments,” holders of our $121 million principal amount senior convertible notes may require us to purchase all or a portion of their Notes for cash on February 15, 2010, February 15, 2015, and February 15, 2020 at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. In addition, under certain circumstances, holders of the Notes may convert the Notes into the equivalent value of our common stock. Upon conversion, we will pay the portion of the conversion value up to the principal amount of each note in cash, and any excess conversion value in cash or our common stock at our election. Holders may convert their notes only during the following periods:

•	during a quarter (and only during such quarter) if the closing price of our common stock exceeds 120% of the conversion price of the Notes (initially $15.86 per share) for at least 20 of the last 30 trading days of the preceding quarter;

•	during a five day period after the notes have traded for a five day period at a price that is less than 98% of the equivalent value that could be realized upon conversion of the Notes;

•	if we call the Notes for redemption;

•	if a change of control or other specified corporate transactions or distributions to holders of our common stock occurs (and in some instances, we may also owe an additional premium upon a change in control); and

•	during the 10 trading days prior to the maturity date of February 15, 2025.
      We may not have sufficient financial resources at the time that a holder of the Notes presents their notes to us for conversion or for repurchase. In addition, we will classify the Notes as a current liability during any period for which they may be freely converted, regardless of whether any holders have actually converted the Notes.
Risks Associated with the Airline Industry

Increased competition in the airline industry could reduce Northwest’s need to utilize our services and limit Northwest’s desire to expand its relationship with us.
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
      In addition to traditional competition among airlines, the industry faces competition from ground transportation alternatives. Video teleconferencing and other methods of electronic communication have also added a new dimension of competition to the industry as businesses and leisure travelers seek substitutes for air travel.

Item 1.	Business

Risks Associated with the Airline Industry (continued)

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
      Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the DOT, the FAA and the TSA have issued regulations relating to the operation of airlines that have required significant expenditures. For example, on November 19, 2001, the President signed into law the Aviation and Transportation Security Act, or the Aviation Security Act. This law federalizes substantially all aspects of civil aviation security and requires, among other things, the implementation of security measures, such as the requirement that all passenger checked bags be screened for explosives. Funding for airline and airport security under the law is provided in part by a passenger security fee of $2.50 per U.S. enplanement (up to $10.00 per round trip); however, airlines are responsible for costs in excess of this fee, and on February 18, 2002, the TSA imposed an air carrier security fee directly on airlines. Through the end of fiscal year 2004, this direct cost to us is set by reference to the amount we spent in 2000 for security screening. Continued implementation of the requirements of the Aviation Security Act and related regulations will result in increased costs for our passengers and us.
      In addition to increased costs, the security measures that the TSA has implemented have resulted in a longer check-in process for passengers and have caused delays and disruptions in airline service, which have led to customer frustration and reduced demand for air travel.
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
      Some aviation insurance could become unavailable or available only for reduced amounts of coverage which would result in our failing to comply with the levels of insurance coverage required by the ASA, our other contractual agreements or applicable government regulations. Additionally, war risk coverage or other insurance might cease to be available to our vendors or might only be available for reduced amounts of coverage.

Item 1.	Business

Risks Associated with the Airline Industry (continued)

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
      We believe that other material risks and uncertainties that could affect us, and could affect whether Northwest provides us with additional aircraft or utilizes our fleet, include the future level of air travel demand, our future load factors and yields, the airline pricing environment, increased costs for security, the price and availability of jet fuel, the possibility of additional terrorist attacks or the fear of such attacks, concerns about communicable disease outbreaks, labor negotiations both ours and other carriers’, capacity decisions of other carriers, the general economic condition of the U.S. and other regions of the world, armed conflicts and civil disturbances, foreign currency exchange rate fluctuations, inflation and other factors.

Website
      Our website address is www.nwairlink.com. All of our filings with the U.S. Securities and Exchange Commission (“SEC”) are available free of charge through our website on the same day, or as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Printed copies of our annual Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, may be obtained by submitting a request at our website. Our website also contains our Code of Conduct, which contains the code of business conduct and ethics applicable to all of our directors and employees.
Item 2.     Properties
Flight Equipment
      As shown in the following table, our operating aircraft fleet consisted of 117 regional jets at December 31, 2004:

	Number	Standard Seating
Aircraft Type	of Aircraft	Configuration

Canadair Regional Jet 200	42	50
Canadair Regional Jet 440	75	44

	117

      In their standard configurations, CRJ200s are certificated as having 50 seats, while CRJ440s are certificated as having 44 seats. Our CRJ aircraft have an average age of 1.9 years. The 117 CRJ aircraft are, and the additional 22 CRJs that Northwest has agreed to provide to us under the terms of the ASA will be, covered by operating leases expiring upon the termination of our ASA.

Item 2.     Properties (continued)
Facilities
      We have the following significant dedicated facilities:

Location	Description	Square Footage	Lease Expiration Date

Memphis, TN	Corporate Headquarters and Corporate Education Center	47,000	August 2011
Memphis, TN	Hangar and Maintenance Facility	51,250	December 2016
Knoxville, TN	Hangar and Maintenance Facility	55,000	Termination of the ASA
South Bend, IN	Hangar and Maintenance Facility	30,000	Termination of the ASA
Ft. Wayne, IN	Hangar and Maintenance Facility	18,000	December 2006
      Also, in connection with the ASA, we entered into facilities use agreements under which we have the right to use Northwest terminal gates, parking positions and operations space at the Detroit, Minneapolis/ St. Paul and Memphis airports. These agreements are coterminous with the ASA.
      We consider that our properties are generally in good condition, are well-maintained, and are generally suitable and adequate to carry on our business.

Item 3.	Legal Proceedings
      We are a defendant in various lawsuits arising in the ordinary course of our business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of our management, based on current information and legal advice, that the ultimate disposition of these suits will not have a material adverse effect on our financial statements as a whole.
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
Regulatory Matters
      We are subject to regulation under various laws and regulation, which are administered by numerous state and federal agencies, including but not limited to, the FAA, TSA and the DOT. We are involved in various matters with these agencies during the ordinary course of our business. While the outcome of these matters cannot be predicted with certainty, it is the opinion of our management, based on current information and past experience, that the ultimate disposition of these matters will not have a material adverse effect on our financial statements as a whole.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The shares of Pinnacle Airlines Corp.’s common stock are quoted and traded on the Nasdaq National Market under the symbol “PNCL.” Our common stock began trading on November 25, 2003, following our initial public offering. Set forth below, for the applicable periods indicated, are the high and low closing sale prices per share of our common stock as reported by the Nasdaq National Market.

	High	Low

2003
Fourth Quarter (beginning November 25, 2003)	$13.91	$12.80
2004
First Quarter	$15.99	$12.55
Second Quarter	$14.63	$11.30
Third Quarter	$11.01	$8.55
Fourth Quarter	$13.94	$9.17
      As of March 1, 2005, there were approximately 22 holders of record of our common stock.
      We have paid no cash dividends on our common stock and have no current intention of doing so.
      Our Certificate of Incorporation provides that no shares of our capital stock may be voted by or at the direction of persons who are not United States citizens unless such shares are registered on a separate stock record. Our Bylaws further provide that no shares will be registered on such separate stock record if the amount so registered would exceed United States foreign ownership restrictions. United States law currently limits to 25% the voting power in the Company (or any other U.S. airline) of persons who are not citizens of the United States.
      As described in Note 7, “Lines of Credit,” in Item 8 of this Form 10-K, our Revolver with Northwest contains certain terms that restrict our ability to pay dividends. As discussed in Note 7, we repaid the $5 million of outstanding borrowings under the Revolver at December 31, 2004. The term of the Revolver expires on June 30, 2005.

Item 6.	Selected Financial Data
      You should read this selected consolidated financial data together with the audited consolidated financial statements and related notes contained in Item 8, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 and “Risk Factors Affecting our Business” in Item 1 of this Form 10-K.
      Like other air carriers, we disclose information regarding revenue passengers, revenue passenger miles, available seat miles, passenger load factor and revenue per available seat mile in “Other Data.” While this data is often used to assess the financial performance of a major carrier, for a regional carrier such as Pinnacle Airlines, Inc. operating under a capacity purchase agreement, this data is not directly relevant to our revenues or profitability. However, it is provided to indicate the size and scope of our operations.
      The financial information for the years ended December 31, 2003, 2002, 2001 and 2000 do not reflect what our financial position, results of operations and cash flows would have been had we been a stand-alone entity during the periods presented. During the time that it was our sole owner, Northwest operated us as a business unit of Northwest without regard to our stand-alone profitability. Our operations were designed to increase overall Northwest system revenues rather than to maximize our stand-alone profitability. Under our previous capacity purchase arrangements, Northwest retained the ability to adjust the revenues and margins we would receive under those arrangements. In contrast to the prior arrangements, the ASA establishes the compensation structure for our services throughout the term of the agreement in a manner designed to better align our revenues and earnings with our underlying cost drivers, such as block hours and cycles.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statement of Operations Data:
Total operating revenues	$635,448	$456,770	$331,568	$202,050	$131,923
Total operating expenses	568,145	392,601	283,912	185,077	117,362
Operating income	67,303	64,169	47,656	16,973	14,561
Operating income as a percentage of operating revenues(1)	10.6%	14.0%	14.4%	8.4%	11.0%
Nonoperating (expense) income	(4,178)	(6,770)	2,672	6,094	67
Net income	40,725	35,067	30,785	14,246	9,262
Basic and diluted net income per share	$1.86	$1.60	$1.41	$0.65	$0.42
Shares used in computing basic net income per share	21,892	21,892	21,892	21,892	21,892
Shares used in computing diluted net income per share	21,911	21,892	21,892	21,892	21,892

	As of December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$34,912	$31,523	$4,580	$1,891	$8,232
Property and equipment	39,416	34,286	26,631	32,785	24,072
Total assets	165,960	128,906	143,284	92,250	64,156
Lines of credit	—	—	4,245	4,245	—
Borrowings from Northwest (refinanced in 2005)	125,000	142,000	—	—	122
Stockholders’ (deficiency) equity	(7,548)	(48,382)	82,051	55,651	41,405

Item 6.	Selected Financial Data (continued)

	Years Ended December 31,

	2004	2003	2002	2001	2000

Other Data:
Revenue passengers (in thousands)	6,340	4,540	2,938	2,031	1,378
Revenue passenger miles (in thousands)(2)	2,894,776	1,797,631	1,091,181	673,395	404,404
Available seat miles (in thousands)(3)	4,219,078	2,678,000	1,714,151	1,153,620	687,059
Passenger load factor(4)	68.6%	67.1%	63.7%	58.4%	58.9%
Operating revenue per available seat mile (in cents)	15.06	17.06	19.34	17.51	19.20
Operating costs per available seat mile (in cents)	13.47	14.66	16.56	16.04	17.08
Block hours
CRJs	323,810	210,646	124,889	58,584	10,889
Turboprops(5)	—	—	26,509	66,145	87,913
Cycles
CRJs	201,816	146,898	85,478	41,238	8,321
Turboprops(5)	—	—	20,262	47,570	66,881
Average daily utilization (block hours)
CRJs	8.98	8.83	8.47	8.22	9.31
Turboprops(5)	—	—	4.81	7.54	8.29
Average stage length (miles)	450	384	353	318	262
Number of operating aircraft (end of period)
CRJs	117	76	51	30	9
Turboprops(5)	—	—	—	24	28
Employees	3,056	2,253	2,403	1,738	1,750

(1)	As discussed in Item 1, “Our Airline Services Agreement with Northwest,” our target operating margin under the ASA was 14% from March 1, 2002 to November 30, 2003. Effective December 1, 2003, the target operating margin is 10%. Prior to March 1, 2002, there was no target operating margin as we did not operate under an airline services agreement.

(2)	Revenue passenger miles represents the number of miles flown by revenue passengers.

(3)	Available seat miles represents the number of seats available for passengers multiplied by the number of miles the seats are flown.

(4)	Passenger load factor equals revenue passenger miles divided by available seat miles.

(5)	As of December 31, 2002, all Saab turboprop aircraft were removed from our operating fleet.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Review of 2004
      We provide Northwest with regional airline capacity as a Northwest Airlink carrier at its domestic hub airports in Detroit, Minneapolis/ St. Paul and Memphis. We continue to be the only operator of 44-seat and 50-seat CRJs as a code-share partner of Northwest. As of December 31, 2004, we operated a jet fleet of 117 CRJ aircraft and offered regional airline services with approximately 660 daily departures to 103 cities in 35 states and four Canadian provinces. For the year ended December 31, 2004, we reported annual net income of $40.7 million, or $1.86 a share. Net income increased $5.7 million, or 16%, over 2003 net income of $35.1 million, or $1.60 a share. Annual operating revenue in 2004 reached $635.4 million, up 39% from the prior year, yielding operating income of $67.3 million, up 5% from the prior year. In 2004, our block hours and cycles increased by 54% and 37%, respectively, over 2003. We operate in one business segment consisting of regional airline services.
      We operate for Northwest according to the terms of the ASA, which we entered into effective March 1, 2002. Our revenue from regional airline services consists of (i) reimbursement payments for certain operating expenses incurred in providing regional airline capacity to Northwest and (ii) payments based on pre-set rates for fixed costs, completed block hours and completed cycles. We also receive margin payments on these items intended to achieve a target operating margin. A more detailed discussion of our ASA can be found in this Form 10-K under Item 1 “Business — Our Airline Services Agreement with Northwest.”
      We believe our operations are integral to Northwest’s future growth and complement Northwest’s operations by allowing more frequent service to selected markets than could be provided economically with conventional large jet aircraft. Our regional jets’ operational capabilities allow us to service markets profitably that do not have enough passenger traffic to support Northwest’s mainline jet service. Northwest has indicated its commitment to regional jets as part of its core strategy by placing firm orders on 139 CRJs, all of which have been committed to us and 120 of which have been delivered as of March 1, 2005, and acquiring options on an additional 165 CRJs.
      The following is a list of certain significant developments in our business during 2004:

•	Successful Completion of 2004 Expansion Plans: The addition of 41 CRJs to our fleet during 2004, representing an increase of 54%, required us to hire and train a significant number of new employees, specifically 304 pilots and 212 flight attendants. Our Corporate Education Center has been and will be instrumental in training and developing our People to allow for such growth. In addition, we successfully opened seven new stations as part of Northwest’s network.

•	Increase in Committed Aircraft: In December 2004, we amended our ASA with Northwest to increase from 129 to 139 the number of CRJs that will be operated by Pinnacle Airlines, Inc.

•	Increased Employee Productivity: For the year ended December 31, 2004, we decreased our labor costs per block hour by approximately 18% compared to 2003. Our headcount per aircraft decreased from 30 at December 31, 2003 to 26 at December 31, 2004. Our pilot utilization increased 18% from 57 hours per month for the year ended December 31, 2003 to 67 hours per month for the year ended December 31, 2004. As of December 31, 2004, 40% of our flight attendants were part time versus 25% as of December 31, 2003.

•	Decrease in Unit Costs: For the year ended December 31, 2004, we decreased our operating costs per block hour and ASM by approximately 6% and 8% over 2003, respectively.
Outlook for 2005
      Our rapid growth is scheduled to continue in 2005 with the addition of 22 aircraft, representing an increase of 19% over the size of our fleet as of December 31, 2004. Of the 22 planned deliveries of CRJ aircraft in 2005, we are planning to accept delivery of six aircraft in the first quarter (three received as of March 1, 2005), thirteen aircraft in the second quarter and three aircraft in the third quarter. We believe that operating a fleet of all-regional jet aircraft with strong operational performance and cost efficiency,

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outlook for 2005 (continued)
particularly high employee utilization, is crucial to our growth. We believe this will position us well to compete for the additional 165 CRJ aircraft that Northwest has on option, which have not yet been exercised or committed to any regional airline.
      As another element of our growth strategy, we intend to seek opportunities to provide regional airline service to other major carriers. Subject to certain restrictions, our ASA allows us to establish separate operations to provide airline services to other major carriers. Although we are not in current discussions with any other carriers, we intend to actively pursue opportunities with other major airlines that are interested in entering into a business relationship with a high quality, cost-efficient regional airline partner.
      We are currently building the foundation for our second air carrier certificate, and expect to have the groundwork completed by the end of 2005. We believe opportunities exist to provide regional airline services to other carriers using equipment types with capacities ranging from 70 to 90 seats. We are currently restricted by the terms of our ASA from operating aircraft with more than 59 seats, even through the use of a separate operating subsidiary and separate air carrier certificate. We have requested that Northwest review this scope limitation.
      In early 2005, we issued $121 million of our 3.25% senior convertible notes due 2025 (the “Notes”). We used the proceeds to repurchase our $120 million note payable to Northwest at a discounted purchase price of $101.6 million, and to repay the then current outstanding balance of $5 million under our revolving credit agreement with Northwest (“Revolver”). In addition, we shortened the term of the Revolver from December 31, 2005 to June 30, 2005. The Northwest note contained a provision that required us to make principal prepayments when our month-end balance of cash and cash equivalents exceeded $50 million. The Revolver contains restrictions on the declaration and payment of dividends and the issuance of debt. In addition, our ASA with Northwest contains cross-default provisions to any indebtedness that we may owe to Northwest. The Notes do not contain mandatory prepayments tied to our cash balance, restrictions on our ability to declare and pay dividends, or default provisions tied directly to our ASA with Northwest. Eliminating these restrictions gives us more flexibility to determine the best uses of our free cash flow and to manage our balance sheet in the best interests of our shareholders. For a more detailed discussion of the Notes, refer to “Recent Developments” in Item 1 of this Form 10-K.
      We are committed to communication, personal development and respect for all of our People. We intend to continue to work with our People to achieve high levels of operating performance and customer service at the lowest possible cost consistent with achieving our service objectives. Our Corporate Education Center has been and will be instrumental in training and developing our People to meet these objectives.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outlook for 2005 (continued)
Certain Statistical Information
      Information with respect to our operating expenses per block hour is as follows:

	Years Ended December 31,

	2004	2003	2002	2001	2000

Operating expenses per block hour:
Salaries, wages and benefits	$325	$395	$456	$456	$395
Aircraft fuel	258	261	224	181	128
Aircraft maintenance, materials and repairs	73	67	88	166	186
Aircraft rentals	645	647	575	326	222
Other rentals and landing fees	114	139	151	69	57
Ground handling services	203	212	155	43	11
Depreciation	10	14	40	36	33
Government reimbursement	—	(5)	—	—	—
Other	126	134	186	207	156

Total operating expenses	$1,754	$1,864	$1,875	$1,484	$1,188

      Information with respect to our operating expenses per available seat mile is as follows:

	Years Ended December 31,

	2004	2003	2002	2001	2000

Operating expenses per available seat mile (in cents):
Salaries, wages and benefits	2.49	3.11	4.03	4.93	5.67
Aircraft fuel	1.98	2.05	1.98	1.96	1.83
Aircraft maintenance, materials and repairs	0.56	0.53	0.77	1.79	2.68
Aircraft rentals	4.95	5.09	5.08	3.52	3.19
Other rentals and landing fees	0.88	1.09	1.33	0.74	0.82
Ground handling services	1.56	1.67	1.37	0.47	0.16
Depreciation	0.08	0.11	0.36	0.39	0.48
Government reimbursement	—	(0.04)	—	—	—
Other	0.97	1.05	1.64	2.24	2.25

Total operating expenses	13.47	14.66	16.56	16.04	17.08

Basis of Presentation
      The financial information for the years ended December 31, 2003 and 2002 does not reflect what our financial position, results of operations and cash flows would have been had we been a stand-alone entity during the periods presented. Prior to September 2003, Northwest was our majority owner and designed our operations to increase overall Northwest system revenues rather than to maximize our stand-alone profitability. Under our previous capacity purchase arrangements, Northwest retained the ability to adjust the revenues and margins we would receive under those arrangements. In contrast to the prior arrangements, the ASA establishes the compensation structure for our services throughout the term of the agreement in a manner designed to better align our revenues and earnings with our underlying cost drivers, such as block hours and cycles.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation (continued)
      Our statements of income for the years ending December 31, 2004, 2003 and 2002 can be compared as follows (in thousands):

		Increase/		Increase/
		(Decrease)		(Decrease)
	2004	2003–2004	2003	2002–2003	2002

Operating revenues:
Regional airline services	$631,504		$450,611		$325,386
Other	3,944		6,159		6,182

Total operating revenues	635,448	39%	456,770	38%	331,568
Operating expenses:
Salaries, wages and benefits	105,143	26%	83,316	21%	69,086
Aircraft fuel	83,572	52%	55,007	62%	33,932
Aircraft maintenance, materials and repairs	23,545	67%	14,116	6%	13,276
Aircraft rentals	209,047	53%	136,273	57%	87,016
Other rentals and landing fees	37,101	27%	29,255	28%	22,818
Ground handling services	65,877	48%	44,622	91%	23,422
Depreciation	3,153	8%	2,912	(53)%	6,141
Government reimbursements	—	(100)%	(1,114)	100%	—
Other	40,707	44%	28,214	0%	28,221

Total operating expenses	568,145	45%	392,601	38%	283,912

Operating income	67,303	5%	64,169	35%	47,656
Nonoperating (expense) income	(4,178)	(38%)	(6,770)	(353)%	2,672

Income before income taxes	63,125	10%	57,399	14%	50,328
Income tax expense	22,400	0%	22,332	14%	19,543

Net income	$40,725	16%	$35,067	14%	$30,785

      In our historical statements of income, revenue from regional airline services has been derived from our capacity purchase arrangements with Northwest and since March 1, 2002 has been derived under our ASA. Other revenues have primarily consisted of ground handling services that we provide to Northwest, Mesaba Airlines, and other carriers at certain airports. Revenue from ground handling services accounted for less than 1% of our total revenues in 2004. We will continue to account for our ground handling services in other revenues.
      Operating income for 2004 was $67.3 million, a 5% increase over 2003 operating income of $64.2 million. During 2004, we achieved an operating margin of 10.6%, 0.6 points above the target operating margin contained in our ASA with Northwest. In connection with our initial public offering of stock in November 2003, the ASA was amended to lower our target operating margin from 14.0% to 10.0%. If the reduced target margin of 10.0% had been in effect throughout the twelve months of 2003, increases during 2004 in both revenue from regional airline services and operating income would have been approximately 46% compared to 2003.
      The following reconciles our revenue from regional airline services and operating income as reported in accordance with generally accepted accounting principles (“GAAP”) for 2004 and 2003 to revenue from regional airline services and operating income as if our target operating margin had been 10% throughout those periods. We believe that this information is useful as it indicates more clearly our comparative year-to-

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation (continued)
year operating results. None of this information should be considered a substitute for any measures prepared in accordance with GAAP. We have included this reconciliation of non-GAAP financial measures to our most comparable GAAP financial measures included herein.

	Years Ended December 31,

	2004	2003	% Increase

	(in thousands)
Regional Airline Services Revenue
Regional airline services revenue in accordance with GAAP	$631,504	$450,611	40%
Adjustment to reduce target operating margin to 10% from 14%	—	(18,183)

Adjusted regional airline services revenue with 10% target operating margin	$631,504	$432,428	46%

Operating Income
Operating income in accordance with GAAP	$67,303	$64,169	5%
Adjustment to reduce target operating margin to 10% from 14%	—	(18,183)

Adjusted operating income with 10% target operating margin	$67,303	$45,986	46%

      The number of aircraft we operate will continue to have the largest effect on the growth in our revenue. A significant portion of the payments we receive from Northwest are based on the actual operation of our aircraft. Northwest is solely responsible for scheduling flights, and the ASA does not require Northwest to meet any minimum utilization levels for our aircraft. As noted in the discussion of our ASA, we receive reimbursement of certain operating expenses necessary to provide regional airline capacity to Northwest and payments based on pre-set rates for fixed costs, completed block hours and completed cycles. We also receive margin payments on these items which are intended to achieve a target operating margin. Our operating results are not significantly impacted by any seasonality trends historically associated with the airline industry.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

2004 Compared to 2003
      The following schedule summarizes operating revenue, operating expenses, and operating income by type for the years ended December 31, 2004 and 2003, respectively. 2003 was our first full year of operations under an ASA. As the terms of the ASA are materially different from the terms of our historical arrangement with Northwest, comparable information for the year ended December 31, 2002 is not available.

	Year Ended December 31,

	2004			2003

	Reimbursed	Unreimbursed	Total	Reimbursed	Unreimbursed	Total

	(in thousands)
Operating revenues:
Regional airline services	$423,911	$207,593	$631,504	$296,257	$154,354	$450,611
Other revenue	—	3,944	3,944	—	6,159	6,159

Total operating revenues	423,911	211,537	635,448	296,257	160,513	456,770
Operating expenses:
Salaries, wages and benefits	—	105,143	105,143	—	83,316	83,316
Aircraft fuel	83,061	511	83,572	54,731	276	55,007
Aircraft maintenance, materials and repairs	11,842	11,703	23,545	6,548	7,568	14,116
Aircraft rentals	209,047	—	209,047	136,273	—	136,273
Other rentals and landing fees	18,651	18,450	37,101	16,512	12,743	29,255
Government reimbursements	—	—	—	(1,000)	(114)	(1,114)
Ground handling services	47,533	18,344	65,877	33,223	11,399	44,622
Depreciation	—	3,153	3,153	—	2,912	2,912
Other	11,386	29,321	40,707	9,600	18,614	28,214

Total operating expenses	381,520	186,625	568,145	255,887	136,714	392,601

Operating income	$42,391	$24,912	$67,303	$40,370	$23,799	$64,169

Operating income as a percent of operating revenues	10.0%	11.8%	10.6%	13.6%	14.8%	14.0%
      2004 operating revenue of $635.4 million increased $178.7 million, or 39%, over 2003 operating revenue of $456.8 million. The increase in operating revenue of $178.7 million was primarily caused by the addition of 41 CRJ aircraft during 2004. CRJ block hours and cycles increased by 54% and 37%, respectively, causing increases in revenue, excluding margin, of $29.8 million and $12.6 million, respectively. Revenue associated with expense reimbursements, excluding margin, increased by $125.6 million, or 49%.
      Regional airline services revenue per CRJ block hour for the years ended December 31, 2004 and 2003 were $1,950 and $2,139 respectively, which represents a decrease of approximately 9%. Revenue per cycle increased by 2% from $3,068 to $3,129. The variances in revenue per block hour and cycle are due primarily to an increase in the average length of our flights of 17% over the same periods.
      Revenue from regional airline services for 2004 was negatively impacted by severe weather. During the last week of December, adverse weather closed or reduced operations at over 60% of the airports we serve. These difficulties were in part responsible for a drop in our average performance statistics for the six months ended December 31, 2004 falling below the standards contained in the ASA. As a result, during the first quarter of 2005, we paid Northwest $1.4 million in settlement of performance related penalties, an amount which was treated as a reduction in revenue in the fourth quarter. We have begun to implement certain upgrades to those operational and communication systems that were overburdened as a result of the adverse

Item 7.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

2004 Compared to 2003 (continued)
weather and have also developed interim policies should additional severe weather impact a large portion of the network prior to the completion of the systems upgrades.
      Operating Expenses. The increase in operating expenses of 45% during 2004 was primarily due to the 54% increase in the size of our aircraft fleet. Operating expenses for the year ended December 31, 2004 included significant increases related to the growth of our fleet, including higher wages and benefits, ground handling services, hub fees, fuel costs, landing fees and aircraft rentals. Operating expense per block hour decreased by 6%.
      Salaries, wages and benefits increased by $21.8 million, or 26%, primarily due to the increase in the number of pilots and flight attendants of 47% and 57%, respectively, as well as wage rate and benefit increases. An increase in other employee benefits, primarily the cost of employee insurance, accounted for the remaining increase in salaries, wages and benefits.
      Aircraft fuel expense increased $28.6 million, or 52%, due to the 54% increase in block hours, which was partially offset by decreased fuel burn resulting primarily from a 17% increase in the average length of our flights. In accordance with the ASA, passenger fuel costs are reimbursed in full by Northwest and capped at $0.78 per gallon.
      Aircraft maintenance, materials and repairs expenses that are reimbursed by Northwest increased principally due to required heavy airframe maintenance checks performed on our CRJ aircraft during 2004. Heavy airframe maintenance checks were performed on 28 aircraft during 2004 versus five aircraft in 2003. This accounted for approximately $1.9 million of the increase in reimbursed maintenance expenses. The remaining increases in maintenance expense, both reimbursed and unreimbursed, were due mainly to the increase in our level of operations and the expiration of warranty on a portion of our fleet.
      Aircraft rental expense increased $72.8 million, or 53%, due to the addition of 41 aircraft to our fleet. As previously noted, we sublease our CRJ aircraft from Northwest under operating leases that expire December 31, 2017. The monthly lease rates include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Northwest reimburses aircraft rental expense in full under the ASA.
      Other rentals and landing fees increased due to an increase in landing fees of approximately $7.0 million, or approximately 54%, which is largely due to our increased level of operations and a change in the mix of cities where we provide passenger service.
      Ground handling services increased by $21.3 million, or 48%, due primarily to the 37% increase in the number of departures performed. The increase in ground handling expense per departure was caused by a change in the mix of cities where we provide passenger service.
      Other expenses that are reimbursed by Northwest increased primarily due to increases in property taxes of $1.0 million, incremental passenger screening costs of $0.3 million, and passenger liability insurance of $0.3 million. The increase in unreimbursed other expenses was driven by our increased level of operations, most notably an increase of $2.7 million of expenses associated with overnight travel for our pilots and flight attendants, $2.6 million associated with new pilot training and $0.8 million in Canadian air traffic control costs. Additionally, $2.3 million of the increase is attributable to increases in certain insurance premiums and due to professional service expenses associated with state tax planning and the compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
      Income tax expense was unchanged from 2003 to 2004. During the third quarter of 2004, we lowered our 2004 income tax expense by approximately $1.1 million following a reduction in a previous estimate of our tax obligations for 2003. The reduction in our estimate occurred following the filing of our 2003 state and federal income tax returns and was primarily due to changes in the apportionment of taxable income to those states

Item 7.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

2004 Compared to 2003 (continued)
where we operate. This change in estimate increased our basic and diluted earnings per share by approximately $0.05 for the year ended December 31, 2004.

2003 Compared to 2002
      An increase in operating revenue of $125.2 million was primarily caused by the addition of 25 CRJ aircraft and provisions of our ASA with Northwest, which became effective March 2002 and was in place for all of 2003. This increase was partially offset by the decrease in revenue from the removal of Saab aircraft from our fleet. CRJ block hours and cycles increased by 69% and 72%, respectively, which accounted for increased revenue of $12.8 million and $10.4 million, respectively. As previously noted, our ASA was amended at the time of our public offering to reduce our target operating margin from 14% to 10% effective December 1, 2003. This reduction in target margin lowered our 2003 revenue from regional airline services and operating income by $2.0 million.
      Revenue associated with expense reimbursements increased by $112.7 million, or 61%. The margin associated with block hours, cycles and expense reimbursements accounted for the remaining increase in operating revenue in 2003, which was partially offset by the elimination of performance incentives in 2003. Performance incentives accounted for approximately $3.5 million of regional airline services revenue during 2002. Regional airline services revenue per CRJ block hour for the years ended December 31, 2003 and 2002 were $2.1 million and $2.3 million respectively, which represents a decrease of approximately 6%. This decrease was due to the 9% increase in the average length of our flights over the same periods.
      Operating Expenses. The increase in operating expenses during 2003 was primarily due to the increase in the size of our aircraft fleet. Operating expenses for the year ended December 31, 2003 included significant increases related to the growth of our fleet, including higher wages and benefits, ground handling services, hub fees, fuel costs, landing fees and aircraft rentals. The increase in operating expenses was partially offset by a decrease in expense for aircraft maintenance, depreciation and the refund of previously paid passenger screening costs. The increases in wages and benefits, ground handling, fuel costs, landing fees and aircraft rentals were primarily due to the increase in our CRJ fleet, while hub facility fees increased pursuant to the terms of the ASA. Operating expense per available seat mile decreased by 11.5% or 1.90 cents per mile. This decrease is due primarily to the removal of Saab aircraft from our fleet, which have fewer seats than the CRJ aircraft.
      Salaries, wages and benefits increased primarily due to the increase in the number of CRJ pilots, flight attendants and mechanics and wage rate and benefit increases. The number of pilots, flight attendants and mechanics increased by 11%, 42% and 11%, respectively.
      Aircraft fuel expense increased primarily due to increased block hours and the higher burn rate associated with jet equipment. In accordance with the ASA, passenger fuel costs are reimbursed in full by Northwest and capped at $0.78 per gallon.
      Aircraft maintenance, materials and repairs increased primarily due to the increase in the size of our fleet and reflects the fact that our CRJs were largely covered by the manufacturers’ warranties.
      Aircraft rental expense increased primarily due to 25 additional leased CRJ aircraft and higher CRJ rental rates under the ASA. The increase in aircraft rental expense was partially offset by the decrease in rent associated with our leased Saab aircraft, which were removed from our fleet prior to 2003.
      Other rentals and landing fees increased primarily due to capacity increases and increased hub facility fees as provided by the terms of our ASA.
      Ground handling services increased primarily due to increased flying associated with the growth of the CRJ fleet.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

2003 Compared to 2002 (continued)
      Depreciation expense decreased primarily due to increased depreciation of approximately $2.4 million during 2002 on our flight equipment to coincide with the removal of the Saab aircraft from our fleet. The decrease was partially offset by the increased depreciation on aircraft spares, tools and equipment for the CRJ aircraft.
      Other expenses decreased primarily due to an increase in property and other taxes of $1.0 million, which was more than offset by a decrease in other expenses, primarily passenger liability insurance.
Liquidity and Capital Resources
      As of December 31, 2004, we had $34.9 million in cash and cash equivalents. Net cash provided by operating activities was $38.0 million in 2004. Cash used for investing and financing activities was $17.6 million and $17.0 million, respectively.
      Contractual obligations. The following chart details our debt and lease obligations on a pro forma basis at December 31, 2004. The chart reflects our future obligations following the February 2005 issuance of the senior convertible notes discussed below. In addition, operating lease information includes scheduled deliveries of aircraft under the ASA through December 2005 at the basic aircraft rental rate provided in the ASA. Under our ASA, amounts relating to operating leases will be directly reimbursed by Northwest.

	Payments Due by Period

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(in thousands)
Contractual obligations:
Senior convertible notes	$121,000	$—	$—	$—	$121,000
Interest payments on long-term debt	78,738	2,054	7,865	7,865	60,954
Payment due Northwest for contractual rights	5,115	5,115	—	—	—
Operating leases(1)	3,837,790	286,965	594,774	593,040	2,363,011
Purchase obligations(2)	5,971	1,322	1,967	1,832	850

Total contractual cash obligations	$4,048,614	$295,456	$604,606	$602,737	$2,545,815

(1)	As of December 31, 2004, our obligations relating to operating leases, excluding future scheduled deliveries of aircraft under the ASA, were as follows (in thousands):

	Less than			After
Total	1 Year	1-3 Years	4-5 Years	5 Years

$3,247,690	$251,265	$502,374	$500,640	$1,993,411

(2)	Amounts represent noncancelable commitments to purchase goods and services, including certain aircraft parts and information technology.
      The amounts noted above for operating leases include $3.2 billion of obligations for leased CRJ aircraft from Northwest. Under the terms of the ASA, we are reimbursed by Northwest in full for aircraft rental expense. For a more detailed discussion of operating leases, refer to Note 10 “Leases,” under Item 8 of this Form 10-K.
      In February 2005, we repaid the outstanding amount of $5 million on the Revolver and purchased the outstanding $120 million note payable at a discounted purchase price of $101.6 million. The payments were made in connection with the private sale of $121 million principal amount of our 3.25% senior convertible

Item 7.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources (continued)
notes due 2025 (the “Notes”). Holders of the Notes may require us to purchase all or a portion of their notes for cash on February 15, 2010, February 15, 2015 and February 15, 2020 at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. In addition, under certain circumstances, holders of the Notes may convert them into the equivalent value of our common stock at an initial conversion rate of 75.6475 shares per $1,000 principal amount, representing an initial conversion price of $13.22. Upon conversion, we will pay the portion of the conversion value up to the principal amount of each note in cash, and any excess conversion value in cash or our common stock at our election. For a more detailed discussion of note conversion features, refer to “Recent Developments” and “Risks Related to Our Business and Operations” in Item 1 of this Form 10-K.
      The Notes generally trade in secondary markets at a premium to the value that they could be converted into. For instance, at the time the Notes were issued, if any of the conditions for conversion had been met, holders of the Notes could have converted each $1,000 principal amount of Notes into cash and stock totaling only $823. Because of this premium associated with the option value imbedded in the Notes, we do not believe that a significant number of holders of the Notes would choose to convert the Notes prior to their maturity if any of the conditions allowing for conversion are met. In the event that a significant number of the Notes were converted prior to their maturity, we would use internally generated cash flow and, to the extent necessary, issue other debt or equity securities to raise additional capital to satisfy the cash requirements of such conversions.
      The Notes will bear interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 2005.
      The Revolver with Northwest allows for borrowings up to $25 million and accrues interest at the rate of 1.0% plus a margin equal to the higher of the most recent prime rate offered by JPMorganChase Bank, or the most recent overnight funds rate offered by JPMorganChase plus 0.5%. At December 31, 2004, the interest rate was 6.25%. The Revolver contains a number of restrictive covenants applicable to the Company, including limitations on the incurrence of debt and liens, the making of distributions and other transactions. The term of our Revolver extends through June 2005. As previously noted, the outstanding balance under the Revolver at December 31, 2004 was paid in connection with our issuance of the Notes.
      Operating activities. Net cash provided by operating activities was $38.0 million during the year ended December 31, 2004, due primarily to cash provided by net income of $40.7 million, depreciation of $3.2 million and deferred income taxes of $2.4 million, offset by decreases in operating assets and liabilities of $7.9 million (including a total of $7.4 million in aircraft deposits paid to Northwest). In 2005, we will pay deposits of $3.7 million on the future 22 aircraft planned for delivery. Of the 22 planned deliveries of CRJ aircraft in 2005, we are planning to accept delivery of six aircraft in the first quarter (three received as of March 1, 2005), thirteen aircraft in the second quarter and three aircraft in the third quarter. Net cash provided by operating activities was $50.1 million during the year ended December 31, 2003, due primarily to cash provided by net income of $35.1 million and depreciation of $2.9 million, and changes in operating assets and liabilities of $10.1 million (including a total of $4.4 million in aircraft deposits paid to Northwest). We settled all trade balances with Northwest during January 2003, from which we received a cash payment of $15.4 million and issued a dividend of $15.5 million to Northwest.
      Investing activities. Investing activities consisted of rotable (renewable) parts purchases of $5.3 million and $9.1 million for the years ended December 31, 2004 and 2003, respectively. Our 2004 results include a payment of $10.0 million to acquire contractual rights from Northwest to operate an additional 10 CRJs during the remaining term of the ASA. Pursuant to this agreement, we will pay Northwest an additional $5.1 million in 2005. The remaining balance of investing activities consisted primarily of ground equipment purchases related to the new CRJ aircraft. We expect next year’s investing activities to be funded from 2005 cash flows from operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)
      Financing activities. Cash used in financing activities for the year ended December 31, 2004 totaled $17.0 million. We made principal payments to Northwest on our note payable in the amount of $12.0 million and a payment on the line of credit with Northwest for $5.0 million. Cash used in financing activities for the year ended December 31, 2003 totaled $12.2 million. We made principal payments to Northwest on our note payable in the amount of $18.0 million during 2003 and received a $50.0 million capital contribution from Northwest in conjunction with our Offering, which we applied to our note payable. During 2003, we had net borrowings of approximately $5.8 million under our lines of credit. As of December 31, 2004, we had $20.0 million of available borrowings under our Revolver with Northwest and $0.7 million of standby letters of credit outstanding.
      We expect capital expenditures for 2005 to be approximately $8.0 million (excluding the $5.1 million for the contractual rights from Northwest discussed above), primarily relating to CRJ aircraft rotable and expendable parts and tooling, software application and automation infrastructure projects and maintenance and ground equipment. We are expecting to fund these expenditures with cash flows generated from our operations.
      We have no significant capital commitments as of December 31, 2004.
      Guarantees and indemnifications. We are the guarantor of approximately $2.5 million aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds were issued by the Memphis-Shelby County Airport Authority (the “Authority”) and are payable solely from our rentals paid under a long-term lease agreement with the Authority. The leasing arrangement is accounted for as an operating lease in the consolidated financial statements.
      We are party to numerous contracts and real estate leases in which it is common for us to agree to indemnify third parties for tort liabilities that arise out of or relate to the subject matter of the contract or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, we typically indemnify the lessors and related third parties for any environmental liability that arises out of or relates to our use of the leased premises.
      In our aircraft lease agreements with Northwest, we typically indemnify the prime lessor, financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct.
      We expect that we would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate we lease and aircraft we operate.
      We do not expect the potential amount of future payments under the foregoing indemnities and agreements to be material.
      Off-balance sheet arrangements. None of our operating lease obligations are reflected on our consolidated balance sheets. We are responsible for all maintenance, insurance and other costs associated with these leased assets; however, the lease agreements do not include a residual value guarantee, fixed price purchase option or other similar guarantees. We have no other off-balance sheet arrangements.
Critical Accounting Policies
      General. Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have

Item 7.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies (continued)
identified the accounting policies below as critical to our business operations and an understanding of our results of operations. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require judgment. The discussion below is not intended to be a comprehensive list of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2.”
      Revenue recognition. As discussed in Item 1 “Business — Our Airline Services Agreement with Northwest,” our ASA provides a monthly margin payment calculated to achieve a target operating margin, based on reimbursement payments and payments based on pre-set rates. We recognize revenue when services are provided. The monthly margin payment plus total reimbursement payments and payments based on pre-set rates are recognized as revenue at the gross amount billed.
      As the payments based on pre-set rates are not based on the actual expenses incurred, our actual annual unadjusted operating margin may fall outside the then applicable floor or ceiling stipulated in the ASA. The ASA provides for a year-end adjustment to bring our operating margin to the applicable floor or ceiling. For the years ended December 31, 2004, 2003 and 2002, no margin adjustment payments were required.
      Any penalties we incur in providing regional airline services to Northwest are treated as reductions in revenue. For the years ended December 31, 2004 and 2003, we recorded penalties of $1.9 million and $0.7 million, respectively. In 2002, there were no provisions in the ASA for performance penalties.
      Maintenance. We record maintenance and repair costs for equipment as the costs are incurred. When parts and equipment on the aircraft become unserviceable or are due for scheduled maintenance, they are removed and replaced with serviceable parts from inventory. The parts in need of repair are sent to repair vendors, and a liability for that repair cost is recognized in that calendar month. In the event that an actual quote is received, the accrual will be based on the quote. Typically, repair costs are initially estimated based on the historical cost of a like repair for that specific part. The initial estimate is replaced by a quote from the repair vendor after they inspect the part and determine what the actual cost will be. The accrual is adjusted accordingly. Accruals are carried until the invoice is received, approved and paid. Previous estimates of repair costs have proven to be materially consistent with amounts ultimately paid.
      Certain maintenance costs are covered by maintenance cost per hour contracts. The cost per hour contracts dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement. Individual contracts are of varying terms and payment procedures and typically require a monthly payment based upon a specific operating statistic incurred. Accordingly, such payment amounts are expensed as incurred. On average, cost per hour arrangements have represented approximately 50% of our maintenance, materials and repair costs. These contracts reduce the subjectivity of maintenance repair accruals and increase the predictability of maintenance expense.
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
      Property and equipment. We record property and equipment, which include rotable spare parts, at our cost. We depreciate these assets to their estimated residual values based on our estimate of the useful lives or

Item 7.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies (continued)
the lease terms of the aircraft, as appropriate. We will continue to analyze the reasonableness of these estimates as we gain more experience with our CRJ fleet.
      Long-lived assets. We evaluate whether there has been an impairment of our long-lived assets on an annual basis or if certain circumstances indicate that a possible impairment may exist. Impairment exists when the carrying amount of a long-lived asset is not recoverable (undiscounted cash flows are less than the asset’s carrying value) and exceeds its fair value. If it is determined that an impairment has occurred, the carrying value of the long-lived asset is reduced to its fair value. Goodwill is tested for impairment under SFAS No. 142, “Goodwill and other Intangible Assets.” All other long-lived assets, including intangibles subject to amortization, are evaluated for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
      In addition, we have made certain other estimates that, while not involving the same degree of judgment, are important to understanding our financial statements. We continually evaluate our accounting policies and the estimates we use to prepare our consolidated financial statements. Our estimates as of the date of the financial statements reflect our best judgment after giving consideration to all currently available facts and circumstances. As such, actual results may differ significantly from these estimates and may require adjustment in the future, as additional facts become known or as circumstances change. Management has discussed the development of these critical accounting estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented above relating to them.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Our planned adoption of SFAS 123R is discussed in more detail in Note 2 “Significant Accounting Policies” in the notes to our consolidated financial statements under Item 8 of this Form 10-K. We have not yet determined which of the acceptable adoption methods will be used. We have also not determined the financial statement impact of adopting SFAS No. 123R or whether the adoption will result in amounts that are similar to our current pro forma disclosures under SFAS No. 123.
      In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” Our planned adoption of this consensus and our issuance of the Notes in February 2005 is discussed in more detail in Note 18 “Subsequent Events” in the notes to our consolidated financial statements under Item 8 of this Form 10-K.
Forward Looking Statements
      Statements in this Form 10-K report (or otherwise made by Pinnacle Airlines Corp. or on Pinnacle Airlines Corp.’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore, it should be clearly

Item 7.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements (continued)
understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.
      You should understand that many important factors, in addition to those discussed in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of the potential factors that could affect our results are described in Item 1 “Business — Risk Factors” and in this item under “Review of 2004” and “Outlook for 2005.” In light of these risks and uncertainties, and others not described in this report, the forward-looking events discussed in this report might not occur, might occur at a different time, or might be of a different magnitude than presently anticipated.

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
      Interest rates. All of our CRJs are operated under long-term operating leases with Northwest. Our Saab aircraft, which are being subleased to Mesaba Airlines, are leased from a third party. We also anticipate leasing all of our future deliveries of aircraft. Under the ASA, the lease payments associated with aircraft deliveries are fixed. We do not hold long-term interest sensitive assets and, therefore, we are not exposed to interest rate fluctuations for our assets. The note payable we issued to Northwest bears interest at a fixed rate and the 3.25% senior convertible notes discussed below also bear interest at a fixed rate, but loans under our Revolver bear interest at a floating rate. We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.
      Senior convertible notes. As discussed in “Recent Developments” under Item 1 of this Form 10-K, we completed the sale in February 2005 of $121 million principal amount of our 3.25% senior convertible notes due February 2025 (the “Notes”). While we pay interest on the Notes at a fixed rate of 3.25%, the fair value of the Notes is sensitive to changes in interest rates and to changes in the market price of our common stock. Interest rate changes may result in increases or decreases in the fair value of the Notes due to differences between market interest rates and rates in effect at the inception of the obligation. The fair value of the Notes may also increase or decrease with differences between the current market price of our common stock and the market price on the original issuance date of the Notes. Unless we elect to repurchase our Notes in the open market, changes in their fair value have no impact on our consolidated financial statements as a whole. The estimated fair value of the Notes on March 4, 2005 was approximately $121.1 million, based on quoted market prices.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Pinnacle Airlines Corp.
      We have audited the accompanying consolidated balance sheets of Pinnacle Airlines Corp. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Airlines Corp. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pinnacle Airlines Corp.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.
Memphis, Tennessee
March 9, 2005

PINNACLE AIRLINES CORP.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Operating revenues:
Regional airline services	$631,504	$450,611	$325,386
Other	3,944	6,159	6,182

Total operating revenues	635,448	456,770	331,568
Operating expenses:
Salaries, wages and benefits	105,143	83,316	69,086
Aircraft fuel	83,572	55,007	33,932
Aircraft maintenance, materials and repairs	23,545	14,116	13,276
Aircraft rentals	209,047	136,273	87,016
Other rentals and landing fees	37,101	29,255	22,818
Ground handling services	65,877	44,622	23,422
Depreciation	3,153	2,912	6,141
Government reimbursements	—	(1,114)	—
Other	40,707	28,214	28,221

Total operating expenses	568,145	392,601	283,912

Operating income	67,303	64,169	47,656
Operating income as a percentage of operating revenues	10.6%	14.0%	14.4%
Nonoperating (expense) income
Interest income	301	230	3,001
Interest expense	(4,907)	(7,387)	(409)
Miscellaneous income, net	428	387	80

Total nonoperating (expense) income	(4,178)	(6,770)	2,672

Income before income taxes	63,125	57,399	50,328
Income tax expense	22,400	22,332	19,543

Net income	$40,725	$35,067	$30,785

Basic earnings per share	$1.86	$1.60	$1.41

Diluted earnings per share	$1.86	$1.60	$1.41

Shares used in computing basic earnings per share	21,892	21,892	21,892

Shares used in computing diluted earnings per share	21,911	21,892	21,892

The accompanying notes are an integral part of these consolidated financial statements.

PINNACLE AIRLINES CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except share
	data)
ASSETS
Current assets:
Cash and cash equivalents	$34,912	$31,523
Receivables, principally from Northwest, net of allowances of $34 in 2004 and $146 in 2003	25,139	17,524
Spare parts and supplies, net of allowances of $352 in 2004 and $2,606 in 2003	5,341	3,773
Prepaid expenses and other assets	5,644	6,810
Deferred income taxes	860	2,549

Total current assets	71,896	62,179
Property and equipment:
Aircraft and rotable spares	35,837	32,779
Other property and equipment	16,161	14,081
Office furniture and fixtures	1,863	1,258

	53,861	48,118
Less accumulated depreciation	(14,445)	(13,832)

Net property and equipment	39,416	34,286
Other assets, primarily aircraft deposits with Northwest	21,111	14,019
Goodwill, net of amortization of $4,027	18,422	18,422
Contractual rights acquired from Northwest	15,115	—

Total assets	$165,960	$128,906

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$16,983	$9,716
Accrued expenses	15,083	11,332
Line of credit with Northwest	—	10,000
Income taxes payable	1,633	5,596
Other current liabilities, including $5,115 due Northwest for contractual rights at December 31, 2004	6,756	806
Current portion of note payable to Northwest	—	12,000

Total current liabilities	40,455	49,450
Deferred income taxes	7,105	6,400
Note payable and line of credit from Northwest refinanced subsequent to December 31, 2004	125,000	120,000
Other liabilities	948	1,438
Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, no shares issued	—	—
Series A preferred stock, stated value $100 per share; one share authorized and issued	—	—
Series common stock, par value $0.01 per share; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized, 21,950,260 and 21,892,060 shares issued in 2004 and 2003, respectively	220	219
Additional paid-in capital	85,603	84,973
Accumulated deficit	(92,849)	(133,574)
Unearned compensation on restricted stock	(522)	—

Total stockholders’ deficiency	(7,548)	(48,382)

Total liabilities and stockholders’ deficiency	$165,960	$128,906

The accompanying notes are an integral part of these consolidated financial statements.

PINNACLE AIRLINES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

				Unearned
		Additional	Retained	Compensation
	Common	Paid-In	Earnings	on Restricted
	Stock	Capital	(Deficiency)	Stock	Total

	(In thousands, except share and per share data)
Balance, December 31, 2001	$219	$34,973	$20,459	$—	$55,651

Dividend to Northwest of spare parts and engines ($0.20 per share)	—	—	(4,385)	—	(4,385)
Net income	—	—	30,785	—	30,785

Balance, December 31, 2002	219	34,973	46,859	—	82,051

Contribution of capital by Northwest	—	50,000	—	—	50,000
Dividend to Northwest ($9.84 per share)	—	—	(215,500)	—	(215,500)
Net income	—	—	35,067	—	35,067

Balance, December 31, 2003	219	84,973	(133,574)	—	(48,382)

Restricted stock issuance — 58,200 shares	1	630	—	(631)	—
Amortization of unearned compensation	—	—	—	109	109
Net income	—	—	40,725	—	40,725

Balance, December 31, 2004	$220	$85,603	$(92,849)	$(522)	$(7,548)

The accompanying notes are an integral part of these consolidated financial statements.

PINNACLE AIRLINES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities
Net income	$40,725	$35,067	$30,785
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	3,153	2,912	6,141
(Gain) loss on disposal of equipment and rotable spares	(445)	225	43
Deferred income taxes	2,394	1,885	1,019
Provision for spare parts and supplies obsolescence	177	106	623
Other	(217)	(180)	(145)
Amortization of unearned compensation	109	—	—
Changes in operating assets and liabilities:
Receivables, principally from Northwest	(7,575)	5,168	(40,622)
Spare parts and supplies	(1,905)	(954)	(172)
Prepaid expenses and other current assets	1,166	7,782	(9,469)
Aircraft deposits paid to Northwest	(7,350)	(4,375)	(8,925)
Accounts payable and accrued expenses	10,975	(2,213)	3,676
Other current liabilities	753	(121)	(398)
Income taxes payable	(3,963)	4,780	17,398

Cash provided by (used in) operating activities	37,997	50,082	(46)
Investing activities
Purchases of property and equipment	(8,647)	(10,894)	(4,415)
Proceeds from the sale of property and equipment	1,057	—	—
Purchase of contractual rights from Northwest	(10,000)	—	—

Cash used in investing activities	(17,590)	(10,894)	(4,415)
Financing activities
Payments on long-term debt	(12,000)	(18,000)	—
Repayments on line of credit with bank	—	(4,245)	—
(Repayments) borrowings under line of credit with Northwest	(5,000)	10,000	—
Advances from Northwest for manufacturer credits	—	—	7,150
Other financing activities	(18)	—	—

Cash (used in) provided by financing activities	(17,018)	(12,245)	7,150
Net increase in cash and cash equivalents	3,389	26,943	2,689
Cash and cash equivalents at beginning of period	31,523	4,580	1,891

Cash and cash equivalents at end of period	$34,912	$31,523	$4,580

Supplemental disclosure of cash flow information
Interest paid	$5,920	$6,345	$357
Income tax payments	$23,970	$15,553	$1,024
Other non-cash transactions
Dividends issued to Northwest	$—	$215,500	$4,385
Capital contribution from Northwest applied to note payable	$—	$50,000	$—
Payment owed to Northwest for contractual rights	$5,115	$—	$—
Property acquired through a capital lease obligation	$87	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
1.     Description of Business
      Pinnacle Airlines Corp. (the “Company”), operates through its wholly owned subsidiary, Pinnacle Airlines, Inc., as a regional airline providing airline capacity to Northwest Airlines, Inc. (“Northwest”), a wholly owned indirect subsidiary of Northwest Airlines Corporation. The Company operates as a Northwest Airlink carrier at Northwest’s domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis, and the regional focus cities of Indianapolis and Milwaukee. As of December 31, 2004, the Company operated an all-regional jet fleet of 117 Canadair Regional Jet (“CRJ”) aircraft and offered regional airline services with approximately 660 daily departures to 103 cities in 35 states and four Canadian provinces. The Company offered service with 76 CRJ aircraft with approximately 490 daily departures to 81 cities in 29 states and two Canadian provinces as of December 31, 2003.
      Pinnacle Airlines Corp. was incorporated in Delaware on January 10, 2002 to be the holding company of Pinnacle Airlines, Inc., which is a predecessor to the Company and was incorporated in Georgia in 1985. Pinnacle Airlines, Inc. was acquired in April 1997 by Northwest Airlines Corporation. Since the acquisition, Pinnacle Airlines, Inc. has provided regional airline services exclusively to Northwest. Prior to September 2003, Northwest was the majority owner of the Company and designed the Company’s operations to increase overall system revenues of Northwest rather than to maximize the Company’s stand-alone profitability. The historical financial information does not reflect what the financial position, results of operations and cash flows of the Company would have been as a stand-alone entity for all periods presented.
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

Revenue Recognition
      As discussed in Note 3, the Company’s Airline Services Agreement (“ASA”) provides a monthly margin payment calculated to achieve a target operating margin, based on reimbursement payments and payments based on pre-set rates. The Company recognizes revenue when services are provided. The monthly margin payment plus total reimbursement payments and payments based on pre-set rates are recognized as revenue at the gross amount billed.
      As the payments based on pre-set rates are not based on the actual expenses incurred, the Company’s actual annual unadjusted operating margin may fall outside the then applicable floor or ceiling stipulated in the ASA. The ASA provides for a year-end adjustment to bring the Company’s operating margin to the applicable floor or ceiling. For the years ended December 31, 2004, 2003 and 2002, no margin adjustment payments were required.
      Any penalties incurred by the Company in providing regional airline services to Northwest are treated as reductions in revenue. For the years ended December 31, 2004 and 2003, the Company recorded penalties of $1,878 and $664, respectively. In 2002, there were no provisions in the ASA for performance penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.     Significant Accounting Policies — (Continued)

Allowance for Doubtful Accounts
      The Company grants trade credit to certain approved customers. The Company performs a monthly analysis of outstanding trade receivables to assess the likelihood of collection. For balances where the Company does not expect full payment of amounts owed, the Company will record an allowance to adjust the trade receivable to the Company’s best estimate of the amount it will ultimately collect.

Concentration of Credit Risk
      Substantially all of the Company’s revenues have been derived from Northwest in the past and will continue to be derived from Northwest under the operating agreement discussed in Note 3. As a result, the Company has a significant concentration of its accounts receivable with Northwest with no collateral.

Property and Equipment
      Property and equipment, consisting primarily of flight equipment and other property, are stated at cost. Expenditures for major renewals, modifications and improvements are capitalized when such costs are determined to extend the useful life of the asset. Property and equipment are depreciated to estimated residual values using the straight-line method over the estimated useful lives of the assets, which generally range from seven to fifteen years for flight equipment and three to ten years for other property and equipment. Depreciation of flight equipment is determined by allocating the cost, net of estimated residual value, over the shorter of the asset’s useful life or the remaining lease terms of related aircraft.

Spare Parts and Supplies
      Spare parts and supplies consist of expendable parts and maintenance supplies related to flight equipment, which are carried at cost using the first-in, first-out (FIFO) method. Spare parts and supplies are recorded as inventory when purchased and charged to expense as used. An allowance for obsolescence for spare parts expected to be on hand at the date the aircraft are retired from service is provided over the remaining estimated useful life of the related aircraft equipment. In addition, an allowance for spare parts currently identified as obsolete or excess is provided. These allowances are based on management estimates and are subject to change.

Maintenance
      The Company operates under a Federal Aviation Administration-approved continuous inspection and maintenance program. Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred, except for the maintenance costs covered by power-by-the-hour agreements that are expensed based on specific operational events.

Warranty
      The Company files claims for vendor refunds on warrantable spare parts and flight equipment that require repair or replacement. The Company reduces its aircraft maintenance costs when claims are filed by the amount it expects to recover from vendors. The balance of outstanding warranty claims, net of allowance, at December 31, 2004 and 2003 was $834 and $0, respectively.

Manufacturer Credits
      The Company purchases from Northwest certain manufacturer credits that are used by the Company to acquire flight equipment, spare parts and supplies and maintenance services. Under its operating agreement with Northwest, the Company may decline to purchase credits that it does not plan to utilize within

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.     Significant Accounting Policies — (Continued)
180 days. Available manufacturer credits of $2,206 and $3,645 at December 31, 2004 and 2003, respectively, are included in prepaid expenses and other assets in the Company’s consolidate balance sheets.
      For the years ended December 31, 2004, 2003 and 2002, the Company obtained manufacturer credits from Northwest in the amount of $4,386, $8,935 and $7,150, respectively.

Aircraft Deposits
      The Company pays to Northwest a deposit of $175 with the delivery of each CRJ. As provided in the aircraft lease agreement between the Company and Northwest, the deposits may be refunded to the Company upon the expiration of the operating agreement between the Company and Northwest, or they may be used in settlement of the final rent payment due to Northwest. Aircraft deposits are shown as other assets in the Company’s consolidated balance sheet.

Income Taxes
      The Company accounts for income taxes under the liability method, which requires that deferred taxes be recorded at the statutory rate to be in effect when the taxes are paid. Deferred income taxes are provided for the tax effect of temporary differences in the recognition of income and expenses for financial reporting and income tax reporting.

Goodwill
      Goodwill represents the excess of the purchase price over the fair value of acquired net assets. Goodwill in the amount of $22,449 was recorded in connection with the Northwest acquisition of the Company in 1997.
      Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. For purposes of this standard, the Company considers it to have one reporting unit consisting of regional airline services. Each October, the Company performs the annual impairment test. In conducting the test for 2004, the Company concluded that its goodwill is not impaired.

Contractual Rights Acquired from Northwest
      Contractual rights were acquired from Northwest under Amendment No. 4 to the ASA. Among other things, Amendment No. 4 granted the Company the right to operate an additional ten CRJs during the remaining term of the ASA. The delivery of the ten additional aircraft, which will begin in the second quarter of 2005, will increase the Company’s fleet to 139 by September 2005. In consideration of these contractual rights, the Company agreed to pay $15,115 to Northwest, $10,000 of which was paid in the fourth quarter of 2004. The remaining $5,115 is included in other current liabilities on the Company’s consolidated balance sheet and will be paid during the second quarter of 2005.
      The Company expects these contractual rights to contribute directly to its cash flows, beginning with aircraft deliveries in the second quarter of 2005 and continuing over the remaining term of the ASA. The acquired contractual rights will be amortized on a straight-line basis over the expected period of increased cash flows. The Company expects future amortization associated with this intangible asset to be $796 in 2005 and $1,193 in years 2006 through 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.     Significant Accounting Policies — (Continued)

Earnings Per Share
      The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share (“Diluted EPS”) reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,

	2004	2003	2002

Basic earnings per share:
Net income	$40,725	$35,067	$30,785
Weighted average number of shares outstanding	21,892	21,892	21,892

Basic earnings per share	$1.86	$1.60	$1.41

Diluted earnings per share:
Net income	$40,725	$35,067	$30,785
Share computation:
Weighted average number of shares outstanding	21,892	21,892	21,892
Assumed exercises of stock options	19	—	—

Weighted average number of shares outstanding for diluted earnings per share	21,911	21,892	21,892

Diluted earnings per share	$1.86	$1.60	$1.41

      Options to purchase 727 shares of common stock were excluded from the diluted EPS calculation because the effect would be anti-dilutive.

Stock Options
      The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”) to measure compensation expense for stock-based compensation plans. Under APB 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Since the Company’s stock options have all been granted with exercise prices at fair value, no compensation expense has been recognized under APB 25.
      The following table illustrates the effect on net income and income per share assuming the compensation costs for the Company’s stock option and purchase plans had been determined using the fair value method,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.     Significant Accounting Policies — (Continued)
prorated over the vesting periods, at the grant dates as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”):

	Years Ended December 31,

	2004	2003	2002

Net income	$40,725	$35,067	$30,785
Add: Stock-based compensation expense included in reported net income, net of tax	68	—	—
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	991	121	—

Pro forma net income	$39,802	$34,946	$30,785

Net income per common share — basic and diluted, as reported	$1.86	$1.60	$1.41

Pro forma net income per common share — basic and diluted	$1.82	$1.60	$1.41

      See Note 14, “Stock-Based Compensation,” for the assumptions used to compute the pro forma amounts above. The pro forma effect on net income per share is not necessarily representative of the effect in future years.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in the financial statements. Pro forma disclosure is no longer an alternative. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. In the above pro forma table, the Company utilizes the Black-Scholes standard option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company currently expects to adopt SFAS No. 123R effective July 1, 2005. The Company has also not yet determined the financial statement impact of adopting SFAS No. 123R or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Impairment of Long-Lived Assets
      The Company evaluates whether there has been an impairment of any of its long-lived assets on an annual basis or if certain circumstances indicate that a possible impairment may exist. Impairment exists when the carrying amount of a long-lived asset is not recoverable (undiscounted cash flows are less than the assets carrying value) and exceeds its fair value. If it is determined that an impairment has occurred, the carrying value of the long-lived asset is reduced to its fair value. Goodwill is tested for impairment under SFAS No. 142. All other long-lived assets, including intangibles subject to amortization, are evaluated for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.     Significant Accounting Policies — (Continued)

Financial Instruments
      Fair values of cash equivalents, receivables, other assets, accounts payable and line of credit approximate their carrying amounts due to the short period of time to maturity.
      The Company invests cash nightly in a repurchase agreement with a bank. The funds are used to purchase a fractional interest in an obligation of the U.S. Government or its agencies (the “Purchased Securities”). The following day, the bank repurchases the Purchased Securities from the Company and the funds and interest are deposited into the Company’s account. The overnight investment balance was $22,806 and $403 at December 31, 2004 and 2003, respectively.
      The Company’s note payable with Northwest had a face value of $120,000 as of December 31, 2004. The Company repurchased the note payable from Northwest in February 2005 for $101,600, which approximates its fair value. The repurchase was done after the Company’s private sale of $121,000 principal amount of its 3.25% senior convertible notes (the “Notes”). See Note 18 for a detailed discussion of the Notes.

Segment Reporting
      The Company has adopted SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” This statement requires disclosures related to the components of a company for which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one business segment consisting of regional airline services.

Comprehensive Income
      The Company has no adjustments to net income to arrive at comprehensive income.

Significant Concentration
      One supplier manufactures the Company’s leased CRJ aircraft. One supplier also manufactures the engines used on the CRJ aircraft. These suppliers also provide the Company with parts, repair and other support services for the CRJ aircraft and its engines.

Reclassification
      Certain prior year amounts, primarily amounts for other assets and other liabilities on the Company’s consolidated balance sheet, have been reclassified to conform with the current year presentation. Such reclassifications have no impact on amounts previously reported in the Company’s consolidated statements of income, consolidated statements of stockholders’ equity (deficiency) or consolidated cash flows for operating, investing or financing activities.
     Use of Estimates
      The preparation of the Company’s consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when the new information becomes available to management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Airline Services Agreement
      The Company and Northwest entered the ASA effective March 1, 2002, and its terms were materially different from the terms of the historical arrangement between the Company and Northwest. The initial agreement provided for a term from March 1, 2002, through February 29, 2012 and would have increased the Company’s fleet to 95 regional jets by December 31, 2004. During 2003, the Company and Northwest entered into certain amendments to the ASA that, among other things, extended the term of the agreement through December 31, 2017, eliminated incentive payments based on certain performance criteria, lowered the Company’s target operating margin from 14% to 10% effective December 1, 2003, and provided for an increase in the size of the Company’s fleet to 129 regional jets by December 31, 2005. Upon expiration, the ASA is automatically renewed for successive five-year periods unless terminated by the Company or Northwest. In 2004, the Company entered into Amendment No. 4 to the ASA with Northwest that, among other things, increased from 129 to 139 the number of CRJs that the Company may operate under the ASA. Also, this Amendment provided that the Company would pay $15,115 to Northwest in consideration for the agreements and covenants therein.
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
      Margin payments. The Company receives a monthly margin payment based on the revenues described above calculated to achieve a target operating margin. The target operating margin for the ten months ended December 31, 2002, and the eleven months ended November 30, 2003 was 14%. Following the Company’s initial public offering, as discussed in Note 5, the Company and Northwest amended the ASA to lower the Company’s target operating margin to 10%, effective December 1, 2003. Under the amended ASA, the Company’s target operating margin will be reset to a market-based percentage in 2008, but the reset target operating margin will be no lower than 8% and no higher than 12%.
      The portion of any margin payments attributable to the reimbursement payments will always be equal to the targeted operating margin for the relevant period. However, since the payments based on pre-set rates are not based on the actual expenses incurred, if the Company’s expenses are not covered by these payments, its actual operating margin could differ from its target operating margin.
      Through 2007, if the Company’s actual costs that are intended to be covered by the revenues the Company receives based on pre-set rates deviate from the expected costs used in developing those pre-set rates, and as a result its annual operating margin is below the 9% floor or above the 11% ceiling for each year through 2005, or below the 8% floor or above the 12% ceiling for 2006 and 2007, a year-end adjustment in the form of a payment by Northwest to the Company or by the Company to Northwest will be made to adjust the Company’s operating margin to the floor or ceiling. Certain amounts are excluded when determining whether the Company’s annual operating margin is below the floor or above the ceiling.
      Beginning in 2008, Northwest will not guarantee the Company a minimum operating margin, although the Company will still be subject to a margin ceiling above the revised target operating margin. If the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Airline Services Agreement — (Continued)
Company’s actual operating margin for any year beginning with 2008 exceeds the revised target operating margin by up to five percentage points, the Company will make a year-end adjustment payment to Northwest in an amount equal to half of the excess. In addition, should the Company’s actual operating margin exceed the targeted operating margin by more than five percentage points, the Company will pay Northwest all of the excess above five percent. For the years ended December 31, 2004, 2003 and 2002, no margin adjustment payments were required pursuant to the terms of the ASA.

4.	Other Agreements with Northwest
      In connection with the services provided to Northwest under the ASA, the Company and Northwest have also entered into several other agreements, including agreements necessary for the Company to provide regional airline services to Northwest. Unless otherwise stated, the terms of these agreements generally will continue so long as the ASA is in effect. These agreements generally contain cross-termination provisions such that termination of the ASA will trigger a termination under the relevant agreement. In addition, these agreements generally provide that they will terminate upon a change of control of the Company or its affiliates. The following is a summary description of these agreements:
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
      Sublease and Facilities Use Agreements. The Company has entered into facility sublease agreements with Northwest for certain hangar and aircraft maintenance, as well as facilities use agreements relating to terminal facilities at Northwest’s domestic hubs. These agreements are subject to the terms of master leases under which Northwest leases the facilities from third-party lessors. These agreements will expire on the earlier of the expiration of Northwest’s lease for the property and the termination of the ASA.
      Information Technology Support Agreement. The Company has entered into a service agreement with Northwest, under which Northwest provides information technology services and support for its operations, including access to various Northwest operational systems that are necessary for the Company to provide regional airline service to Northwest.
      Family Assistance Services Agreement. The Company has entered into an agreement with Northwest with respect to the responsibilities of each party in jointly responding to an emergency and providing assistance to the victims of an accident and their family members, as well as all necessary training to the Company’s employees on an ongoing basis.
      Ground Handling Agreement. The Company and Northwest have entered into a ground handling agreement whereby the Company will provide certain ground handling functions to another regional airline that provides airline capacity to Northwest. Such services will be provided at certain locations that are operated by the Company through the term of the agreement, which expires December 31, 2017. Upon expiration, the agreement is automatically renewed for successive five-year periods unless terminated by the Company or Northwest pursuant to the terms of the agreement. The initial payment rate for these functions is effective through December 31, 2003. On January 1, 2004, and each succeeding January 1, the ground handling payment rate will be adjusted for certain cost increases as defined in the agreement. For the years ended December 31, 2004, 2003 and 2002, the Company recorded revenue of approximately $950, $2,020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Other Agreements with Northwest — (Continued)
and $3,087, respectively, for providing these services, which is included in other operating revenue in the accompanying statements of income.
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
      Sublease of Saab Aircraft. The Company transferred 11 Saab turboprops to Mesaba Airlines (“Mesaba”), another regional carrier of Northwest, during 2002. The Company entered into an aircraft sublease agreement with Mesaba with respect to these Saab aircraft and two engines that it leases from third parties. The term of the sublease will continue for the remainder of the term of the Company’s sublease with the third-party sublessors, subject to its right to terminate the sublease in the event of default by Mesaba. Amounts due from Mesaba under its sublease agreement with the Company are consistent with amounts paid by the Company to third party lessors.

5.	Change in Ownership and Public Offering
      On January 15, 2003, Northwest transferred all of the outstanding common stock of Pinnacle Airlines, Inc. to Pinnacle Airlines Corp., in exchange for 21,892 shares of the Pinnacle Airlines Corp. common stock, which constituted all of its outstanding common stock, and one share of Series A preferred stock. In January 2003 and September 2003, Northwest contributed 2,828 shares and 16,572 shares, respectively, of Pinnacle Airlines Corp. common stock to the Northwest Airlines Pension Plan for Contract Employees, the Northwest Airlines Pension Plan for Pilot Employees and the Northwest Airlines Pension Plan for Salaried Employees (collectively, the “Northwest Airlines Pension Plans.”)
      The Series A preferred stock has a stated value and liquidation preference of $100. The Series A preferred stock gives Northwest the right to appoint two directors to the Company’s board of directors. No dividends are payable to the shareholder of the Series A preferred stock, and it is redeemable by the Company, at its option, for an amount equal to the liquidation preference, only upon or following the occurrence of certain events, including the sale or other disposition of the Series A preferred stock or the termination or expiration of the ASA between the Company and Northwest.
      On November 25, 2003, the Company completed an initial public offering (the “Offering”) of its common stock, par value $.01 per share. In the Offering, the Northwest Airlines Pension Plans sold the 19,400 shares that it received during 2003. The Company did not receive any proceeds from the Offering.
6.     Note Payable and Dividends to Northwest
      Effective January 1, 2003, the Company settled all balances payable to, or due from, Northwest as of December 31, 2002. This transaction resulted in the elimination of all balances between the Company and Northwest and the issuance of a $15,500 dividend to Northwest. The balance was settled through a cash payment to the Company of $15,446.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.     Note Payable and Dividends to Northwest — (Continued)
      A summary of balances settled with Northwest is as follows:

Net receivables due from Northwest	$59,632
Less: Income taxes payable to Northwest	26,843
Net deferred taxes payable to Northwest	1,843
Dividend to Northwest	15,500

Cash payment to the Company	$15,446

      On January 14, 2003, the Company issued a $200,000 note payable to Northwest as a dividend. The note payable required quarterly principal payments of $5,000 beginning in March 2003 and continuing through December 2009. The note payable also required monthly payments to the extent that the Company’s cash and cash equivalents balance exceeded $40,000. The note accrued interest at the rate of 3.4%, which was payable quarterly.
      Immediately following the Offering, Northwest made a capital contribution to the Company in the amount of $50,000. The Company used the contribution of capital to reduce the outstanding principal balance on the note payable. The Company and Northwest subsequently amended the note payable to reflect the outstanding principal balance of $135,000. Also, the quarterly principal payments were lowered to $3,000, or to the extent that the Company’s cash and cash equivalents balance exceeded $50,000. No other significant changes were made to the terms of the note payable.
      As discussed in Note 18, in February 2005, the Company purchased from Northwest the note payable in its entirety at a discounted purchase price of $101,600, together with accrued and unpaid interest. The Company’s purchase of the note payable was done in conjunction with its sale of $121,000 principal amount of its 3.25% senior convertible notes due 2025. Due to this event, the note payable of $120,000 is classified as a non-current liability on the consolidated balance sheet as of December 31, 2004.
7.     Lines of Credit
      In January 2003, the Company retired the $4,245 balance outstanding under the line of credit with a bank as of December 31, 2002.
      In January 2003, Pinnacle Airlines, Inc. obtained a Revolving Credit Facility (“Revolver”) from Northwest, which allowed for borrowings up to $50,000. Based on the original agreement, the term of the Revolver extended through December 31, 2005. The Revolver accrued interest at the rate of 1% plus a margin that was equal to the higher of the most recent prime rate offered by JPMorganChase Bank, or the most recent overnight federal funds rate offered to JPMorganChase Bank plus 0.5%. Under the terms of the Revolver, the Company was prevented from issuing or declaring dividends or incurring any additional debt without the approval of Northwest. The interest rate at December 31, 2004 was 6.25%.
      In December 2004, Pinnacle Airlines, Inc. and Northwest entered into Amendment No. 3 to the Revolver. Among other things, Amendment No. 3 provided that the Company in its role as guarantor, may obtain up to $5,000 in advances from Pinnacle Airlines, Inc. to secure, or do business utilizing, a second airline operating certificate. Additionally, Amendment No. 3 decreased borrowings available to Pinnacle Airlines, Inc. under the Revolver from $50,000 to $25,000. As of December 31, 2004, there was $20,000 of available borrowings under the Revolver and $700 of standby letters of credit outstanding.
      As discussed in Note 18, in February 2005, the Company completed the sale of $121,000 principal amount of its 3.25% senior convertible notes due 2025, (the “Notes”). In conjunction with the sale, the Company repaid the $5,000 of borrowings outstanding as of December 31, 2004 under the Revolver, together with accrued and unpaid interest, and decreased the term of the Revolver from December 31, 2005 to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.     Lines of Credit — (Continued)
June 30, 2005. Due to this event, the $5,000 in borrowings outstanding under the Revolver is classified as a non-current liability on the consolidated balance sheet as of December 31, 2004.
8.     Summary of Revenue from Regional Airline Services
      As discussed in Note 3, the Company’s revenue from regional airline services consists of reimbursement payments for certain operating expenses, payments based on pre-set rates for fixed costs, completed block hours and completed cycles. The Company also receives margin payments on these items to achieve a target operating margin.
      The following schedule summarizes operating revenue, operating expenses and operating income by type for the years ended December 31, 2004 and 2003, respectively. As discussed in Note 3, 2003 was the Company’s first full year of operations under an ASA. As the terms of the ASA are materially different from the terms of the historical arrangement between the Company and Northwest, comparable information for the year ended December 31, 2002 is not available.

	Years Ended December 31,

	2004			2003

	Reimbursed	Unreimbursed	Total	Reimbursed	Unreimbursed	Total

	(In thousands)
Operating revenues:
Regional airline services	$423,911	$207,593	$631,504	$296,257	$154,354	$450,611
Other revenue	—	3,944	3,944	—	6,159	6,159

Total operating revenues	423,911	211,537	635,448	296,257	160,513	456,770
Operating expenses:
Salaries, wages and benefits	—	105,143	105,143	—	83,316	83,316
Aircraft fuel	83,061	511	83,572	54,731	276	55,007
Aircraft maintenance, materials and repairs	11,842	11,703	23,545	6,548	7,568	14,116
Aircraft rentals	209,047	—	209,047	136,273	—	136,273
Other rentals and landing fees	18,651	18,450	37,101	16,512	12,743	29,255
Government reimbursements	—	—	—	(1,000)	(114)	(1,114)
Ground handling services	47,533	18,344	65,877	33,223	11,399	44,622
Depreciation	—	3,153	3,153	—	2,912	2,912
Other	11,386	29,321	40,707	9,600	18,614	28,214

Total operating expenses	381,520	186,625	568,145	255,887	136,714	392,601

Operating income	$42,391	$24,912	$67,303	$40,370	$23,799	$64,169

Operating income as a percent of operating revenues	10.0%	11.8%	10.6%	13.6%	14.8%	14.0%
      The Company’s airline services revenues by aircraft type are as follows:

	Years Ended December 31,

	2004	2003	2002

Regional jets (CRJs)	$631,504	$450,611	$285,505
Turboprops	—	—	39,881

Total regional airline services	$631,504	$450,611	$325,386

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.     Related Party Transactions
      Northwest is a related party of the Company. As previously noted, the Company generates substantially all of its revenue from its ASA with Northwest under which the Company uses the “NW” two-letter designator code in displaying its schedules on all flights in the automated airline reservation systems used throughout the industry. Under this agreement, the Company uses the name “Northwest Airlink.” Northwest leases the Company all of the Company’s regional jets and is the owner of 2,492 shares of the Company’s common stock and the Company’s Series A preferred stock. The Company also had certain borrowings from Northwest, as discussed in Notes 6 and 7.
      Amounts recorded in the Company’s consolidated statements of income for transactions with Northwest are as follows:

	Years Ended December 31,

	2004	2003	2002

Revenue:
Regional airline services	$631,504	$450,611	$325,386
Other revenue	950	2,020	3,087
Expenses:
Aircraft fuel	83,061	53,909	27,247
Aircraft rentals	209,047	136,283	79,260
Other rentals and landing fees	11,250	11,250	9,063
Ground handling services	46,112	32,069	14,584
Other	394	275	344
Interest expense (income)	4,765	7,176	(2,937)
      Net amounts due from Northwest as of December 31, 2004 and 2003 were $22,894 and $16,187, respectively, and are included in accounts receivable in the Company’s consolidated balance sheets. Net amounts due to Northwest as of December 31, 2004 and 2003 were $1,061 and $1,039, respectively, and are included in accounts payable in the Company’s consolidated balance sheets.
      Other current liabilities include $5,115 payable to Northwest for contractual rights, as discussed in Note 2.
      In accordance with the ASA, passenger fuel costs are reimbursed in full by Northwest and capped at $0.78 per gallon.
      As discussed in Note 4, the Company subleases certain Saab aircraft to Mesaba and obtains ground handling and landing fee services at certain cities where Mesaba has existing operations. Additionally, as provided in the ASA with Northwest, the Company provides certain ground handling services at selected cities to Mesaba. Ground handling services obtained from Mesaba for the years ended December 31, 2004, 2003 and 2002 totaled $15,621, $13,196 and $5,727 respectively. Ground handling services provided to Mesaba for the years ended December 31, 2004, 2003 and 2002 totaled $1,161, $3,990 and $2,831, respectively. As discussed in Note 4, these amounts are included in other operating revenue in the Company’s consolidated statements of income.
10.     Leases
      The Company leases its CRJ aircraft and certain aircraft equipment, buildings and office equipment under capital and noncancelable operating leases that expire in various years through 2017. As previously noted, the Company subleases its CRJ aircraft and engines from Northwest under operating leases that expire December 31, 2017. The lease agreements contain certain requirements of the Company regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.     Leases — (Continued)
maintenance procedures to be performed and the condition of the aircraft upon its return to Northwest. The monthly lease rates include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Northwest reimburses the Company’s aircraft rental expense in full under the ASA.
      Certain aircraft and equipment are leased under noncancelable operating leases expiring in various years through 2009. As discussed in Note 4, 11 Saab 340 aircraft are being subleased to another regional airline carrier that provides airline capacity to Northwest.
      The following is a summary of the Company’s fleet of active aircraft providing regional airline services:

		Fleet Size as of
	Standard	December 31,
	Seating
Aircraft	Configuration	2004	2003	2002

CRJ 200	50	42	35	33
CRJ 440	44	75	41	18

		117	76	51

      The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under capital leases and noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2004:

	Capital Leases	Operating Leases

	Non-aircraft	Aircraft	Non-aircraft

2005	$46	$253,356	$5,720
2006	27	253,165	5,715
2007	—	248,095	5,426
2008	—	247,092	4,744
2009	—	245,758	4,496
Thereafter	—	1,965,600	27,811

	73	3,213,066	53,912
Sublease rental income	—	(18,966)	(322)

Total minimum operating lease payments	73	$3,194,100	$53,590

Less amount representing interest	4

Present value of net minimum lease payments	$69

      Rental expense for operating leases for the years ended December 31 consisted of the following:

	2004	2003	2002

Gross rental expense	$233,947	$160,723	$106,548
Sublease rental income	(7,811)	(8,181)	(5,831)

Net rental expense	$226,136	$152,542	$100,717

      The above minimum future rentals and total rental expense do not include landing fees which amounted to approximately $20,012, $12,986 and $9,117 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.     Accrued Expenses
      Accrued expenses consisted of the following as of December 31:

	2004	2003

Compensation	$6,016	$4,397
Taxes other than income	6,605	4,678
Insurance costs	1,795	1,848
Other	667	409

	$15,083	$11,332

12.	Other Expenses
      Other expenses consisted of the following for the years ended December 31:

	2004	2003	2002

Passenger liability insurance	$2,682	$2,427	$4,317
Hull and other insurance	2,785	1,664	1,479
Property and other taxes	6,884	5,635	4,657
Crew training expense	5,124	2,515	4,243
Crew overnight accommodations	6,250	3,517	3,567
Other	16,982	12,456	9,958

	$40,707	$28,214	$28,221

13.     Income Taxes
      During the third quarter of 2004, the Company lowered its 2004 income tax expense by $1,063 following reduction in the Company’s previous estimate of its tax obligations for 2003. The reduction in the Company’s estimate occurred following the filing of its 2003 state and federal income tax returns and was primarily due to changes in the apportionment of taxable income to those states where the Company has operations. This change in estimate increased the Company’s basic and diluted EPS by approximately $0.05 for the year ended December 31, 2004.
      As discussed in Note 5, Northwest’s majority ownership of the Company ceased with its contribution of stock to the Northwest Airlines Pension Plans during September 2003 and the Company prospectively separated from Northwest’s consolidated federal and state tax group. Prior to this change in ownership, the Company and Northwest operated under a tax sharing agreement whereby Northwest was responsible for the payment of all U.S. federal income taxes, unitary state income taxes and foreign income taxes with respect to the Company for all periods the Company was part of the Northwest Consolidated Group and for any audit adjustments to such taxes. As a member of the Northwest consolidated tax group, the Company’s operating results were included in the consolidated federal income tax return of Northwest, and in certain states, the consolidated income tax return for Northwest also included the Company’s results. While a member of the Northwest consolidated tax group, the Company provided for income taxes as if it were a separate stand-alone entity.
      The Company has assessed its risk regarding various potential tax matters in a number of jurisdictions and provided estimated accruals of approximately $1,481. The ultimate amount of the liabilities, if any, may vary; however, the Company believes it has adequate reserves for its assessed risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.     Income Taxes — (Continued)
      The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,

	2004	2003

Deferred tax assets:
Asset valuation reserves	$292	$1,136
Vacation pay	983	692
Other accruals	133	721

Total deferred tax assets	1,408	2,549
Deferred tax liabilities:
Prepaid insurance	(408)	—
Tax over book depreciation	(7,245)	(6,400)

Total deferred tax liabilities	(7,653)	(6,400)

Net deferred tax liability	$(6,245)	$(3,851)

      The provision for income tax expense includes the following components for the years ended December 31:

	2004	2003	2002

Current:
Federal	$19,179	$17,293	$16,107
State	827	3,154	2,417

	20,006	20,447	18,524
Deferred:
Federal	2,511	1,454	909
State	(117)	431	110

	2,394	1,885	1,019

	$22,400	$22,332	$19,543

      The following is a reconciliation of the provision for income taxes at the applicable federal statutory income tax rate to the reported income tax expense for the years ended December 31:

	2004		2003		2002

	$	%	$	%	$	%

Income tax expense at statutory rate	$22,094	35.0%	$20,090	35.0%	$17,615	35.0%
State income taxes, net of federal taxes	1,279	2.0%	2,239	3.9%	1,817	3.6%
Decrease in estimate of 2003 taxes	(1,063)	(1.6)%	—	—	—	—
Other	90	0.1%	3	0.0%	111	0.2%

Income tax expense	$22,400	35.5%	$22,332	38.9%	$19,543	38.8%

14.	Stock-Based Compensation
      In connection with the Offering discussed in Note 5, the Company adopted the 2003 Stock Incentive Plan (the “Plan”). The Plan permits the granting of non-qualified stock options, incentive stock options, stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Stock-Based Compensation — (Continued)
appreciation rights, restricted stock and other stock-based awards to employees or directors of the Company. The Company has reserved 2,152 shares of common stock for issuance under the plan.
      At the time of the Offering, the Company awarded options for 858 shares at the Offering price of $14. These options vest over four years in annual increments of 25% and will expire ten years after the grant date. In September 2004, an additional 32 stock options to purchase the Company’s common stock were granted to non-employee members of the Board of Directors under the Plan at an exercise price of $10.23. These options vest one year after the grant date and will expire ten years after the grant date. The following table provides certain information with respect to the Company’s stock options:

	2004		2003

		Weighted Average		Weighted Average
	Stock Options	Exercise Price	Stock Options	Exercise Price

Outstanding at beginning of year	858	$14.00	—	$—
Granted	32	10.23	858	14.00
Exercised	—	—	—	—
Forfeited	131	14.00	—	—

Outstanding at end of year	759	$13.84	858	$14.00

Options exercisable at end of year	182	$14.00	—	$—

      Exercise prices for options outstanding as of December 31, 2004 ranged from $10.23 to $14.00. The weighted-average remaining contractual life of those options at December 31, 2004 and 2003 was 8.9 years and 9.9 years, respectively.
      Pro forma information regarding net income and income per share, as disclosed in Note 2, has been determined as if the Company had accounted for its employee stock options and purchase rights under the fair value method of SFAS No. 123. The fair value of the options granted during 2004 and 2003 was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions for 2004 and 2003, respectively: risk-free interest rate of 4.2% and 3.5%, dividend yield of 0.0% and 0.0%, expected volatility of the Company’s stock of 55.0% and 65.0% and expected life of the option of 6.0 and 6.0 years. The grant date fair value of the stock options granted in 2004 and 2003 was $5.75 and $8.65 per option, respectively.
      In October 2004, the Company awarded 58 shares of restricted stock to certain officers and members of the Board of Directors under the Plan. With the stock grant, the Company recorded unearned compensation of $631, the market value of the shares on the date of grant. Using the straight-line method, this amount is being amortized ratably over the vesting periods, none of which exceed one year. During 2004, the Company recognized $109 of compensation expense from this grant of restricted stock. The unamortized balance of $522 is shown on the Company’s consolidated balance sheet as unearned compensation in stockholders’ equity.
      During the vesting periods, grantees have voting rights, but the shares may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of, alienated or encumbered. Additionally, granted but unvested shares are forfeited upon a grantee’s separation from service. During 2003 and 2002, the Company made no grants of restricted stock.

15.	Employee Benefit Plan
      The Pinnacle Airlines, Inc. Savings Plan (the “Savings Plan”), is a defined contribution plan covering substantially all employees of the Company. Effective March 1, 2002, participants who are classified as flight attendants, customer service or ground agents, or who are not represented for purposes of collective bargaining are eligible to participate in the Savings Plan on the first day of the month following employment,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Employee Benefit Plan — (Continued)
while pilots are eligible to participate in the Savings Plan after six months of service, as defined in the Savings Plan agreement. Prior to March 1, 2002, eligible employees were required to complete six months of service to be eligible for the Savings Plan. The Savings Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA).
      Each year, participants may contribute a portion of their pretax annual compensation, as defined in the Savings Plan, subject to Internal Revenue Code limitations. Participants may also contribute amounts representing distributions from other qualified plans. Participants who have attained age 50 before the end of the plan year are eligible to make catch-up contributions.
      The Company’s match for pilot contributions is based on years of service, as indicated in the following table:

Years of Service	Company Match

6 months – 5 years	25% of first 5%
6 – 9 years	40% of first 6%
10 – 12 years	60% of first 7%
13 or more years	70% of first 7%
      Effective March 1, 2002, the Company’s match for participants who are classified as flight attendants, customer service or ground agents, or who are not represented for purposes of collective bargaining is based on the following table:

Employee Contribution	Company Match

First 3%	Dollar for dollar, or 100%
Next 3%	Matched at 67%
      The total employer contributions will be no more than 4.9% of total employee contributions for pilots and 5% for participants who are classified as flight attendants, customer service or ground agents, or who are not represented for purposes of collective bargaining. The Company made matching contributions of approximately $1,675, $1,253 and $710 for the years ended December 31, 2004, 2003 and 2002. The Savings Plan also contains a profit sharing provision allowing the Company to make discretionary contributions to the Savings Plan for the benefit of all plan participants. For the three years ended December 31, 2004, the Company made no discretionary contributions to the Savings Plan.

16.	Commitments and Contingencies
      Employees. As of December 31, 2004, approximately 77% of the Company’s workforce were members of unions representing pilots (32%), flight attendants (19%) and customer service agents (26%). The collective bargaining agreements for the pilots, flight attendants and customer service agents become amendable on April 30, 2005, July 31, 2006 and March 19, 2010, respectively. The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable.
      Legal Proceedings. The Company is a defendant in various lawsuits arising in the ordinary course of business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of the Company’s management based on current information and legal advice that the ultimate disposition of these suits will not have a material adverse effect on the financial statements as a whole.
      Purchase Commitments. The Company has a contractual obligation to purchase cost per hour services with an avionics service provider. The contract has approximately 6 years remaining under the original 10-year term and covers repair and support services for our avionics equipment on a per flight hour basis,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Commitments and Contingencies — (Continued)
subject to a minimum purchase obligation of approximately $600 per year through the remainder of the term of the contract.
      The Company has contractual obligations of approximately $2,558 under certain software license agreements with various service providers. The contracts vary in term and extend through 2012. Contractual obligations to these service providers are approximately $400 per year in 2005 through 2008 and $310 per year in 2009 through May 2012.
      Self-Insurance. The Company self-insures a portion of its losses from claims related to medical insurance for employees. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and actual experience.
      Financings and Guarantees. The Company is the guarantor of approximately $2,500 aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds were issued by the Memphis-Shelby County Airport Authority (the “Authority”) and are payable solely from the Company’s rentals paid under a long-term lease agreement with the Authority. The leasing arrangement is accounted for as an operating lease in the Company’s consolidated financial statements.
      Regulatory Matters. The Company is subject to regulation under various laws and regulation, which are administered by numerous state and federal agencies, including the Federal Aviation Administration, Transportation Security Administration and the Department of Transportation. The Company is involved in various matters with these agencies during the ordinary course of its business. While the outcome of these matters cannot be predicted with certainty, the Company does not expect, based on current information and past experience, that the ultimate disposition of these matters will not have a material adverse effect on its financial statements as a whole.
      General Guarantees and Indemnifications. The Company is party to numerous contracts and real estate leases in which it is common for the Company to agree to indemnify third parties for tort liabilities that arise out of or relate to the subject matter of the contract or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, the Company will typically indemnify the lessors and related third parties for any environmental liability that arise out of or relates to the Company’s use of the leased premises.
      In the Company’s aircraft lease agreements with Northwest, the Company typically indemnifies the prime lessor, financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct.
      The Company expects that it would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate it leases and aircraft it operates.
      The Company does not expect the potential amount of future payments under the foregoing indemnities and agreements to be material.
      Other contingencies. On October 14, 2004, a repositioning flight operated by the Company, which was not carrying any passengers or flight attendants, was involved in an accident. The National Transportation Safety Board is currently investigating the accident and the Company is fully cooperating with the investigation. The Company is currently assessing the costs that may be associated with the event. Due primarily to adequate levels of insurance, the Company does not expect that these costs will have a material impact on its financial statements as a whole.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Quarterly Financial Data (Unaudited)
      Unaudited summarized financial data by quarter for 2004 and 2003 is as follows:

	Three Months Ended,

	March 31	June 30	September 30	December 31

2004
Operating revenue	$133,879	$152,173	$168,086	$181,310
Operating income	14,344	16,910	18,525	17,524
Net income	8,054	9,698	12,649	10,324
Basic and diluted income per share	$0.37	$0.44	$0.58	$0.47
Operating income as a percentage of operating revenues	10.7%	11.1%	11.0%	9.7%

	Three Months Ended,

	March 31	June 30	September 30	December 31

2003
Operating revenue	$100,562	$109,449	$119,665	$127,094
Operating income	14,339	15,697	16,571	17,562
Net income	8,024	8,499	8,738	9,806
Basic and diluted income per share	$0.37	$0.39	$0.40	$0.45
Operating income as a percentage of operating revenues	14.3%	14.3%	13.8%	13.8%
      The Company’s basic and diluted EPS were increased by $0.08 for the three months ended September 30, 2004 following a reduction in the Company’s previous estimate of its tax obligations for 2004 and 2003. Approximately $0.03 of this change related to the Company’s estimate of amounts owed for 2004. See Note 13 for a more detailed discussion.
      As discussed in Note 3, the ASA was amended in connection with the Offering in November 2003 to lower the Company’s target operating margin from 14.0% to 10.0%.
      The sum of the quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each quarter, and for the full year are based on respective weighted-average common shares outstanding and other dilutive potential common shares.

18.	Subsequent Event
      In February 2005, the Company completed the sale of $121,000 principal amount of its 3.25% senior convertible notes due February 15, 2025 (the “Notes”). The Company’s sale of the Notes was made to qualified institutional investors under Rule 144A of the Securities Act of 1933. As part of the terms of the sale, the Company agreed to file a registration statement with the Securities and Exchange Commission for the resale of the Notes and the shares of common stock issuable upon conversion of the Notes within 90 days after the closing of the sale.
      The Company used the net proceeds from the Notes, together with cash on hand, to purchase the outstanding $120,000 note payable to Northwest at a discounted price of $101,600, to repay $5,000 of borrowings outstanding under the Revolver with Northwest, in each case with accrued and unpaid interest, and for general corporate purposes. As a result, the Company recorded a pre-tax gain of $18,400 related to the extinguishment of debt during the first quarter of 2005. A more detailed discussion of the Company’s borrowings from Northwest is provided in Note 6 and Note 7.
      The Notes pay interest semiannually in arrears in cash on February 15 and August 15 of each year, beginning August 15, 2005. The holders of the Notes may require the Company to purchase all or a portion of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.                        Subsequent Event — (Continued)
their Notes for cash on February 15, 2010, February 15, 2015 and February 15, 2020 at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. The Notes are structured such that, upon the occurrence of certain events, holders may convert the Notes into the equivalent value of the Company’s common stock at an initial conversion rate of 75.6475 shares per $1,000 principal amount of Notes, representing an initial conversion price of $13.22 per share. Upon conversion, the Company will pay the holder the portion of the conversion value in cash up to the $1,000 principal amount. To the extent that the conversion value exceeds the $1,000 principal amount, the excess will be settled in cash, common stock or a combination of both, at the Company’s option.
      Holders may convert their Notes only during the following periods:

•	during a quarter (and only during such quarter) if the closing price of the Company’s common stock exceeds 120% of the conversion price of the Notes (initially $15.86 per share) for at least 20 of the last 30 trading days of the preceding quarter;

•	during a five day period after the Notes have traded for a five day period at a price that is less than 98% of the equivalent value that could be realized upon conversion of the Notes;

•	if the Company calls the Notes for redemption;

•	if a change of control or other specified corporate transactions or distributions to holders of the Company’s common stock occurs (and in some instances, the Company may also owe an additional premium upon a change in control); and

•	during the 10 trading days prior to the maturity date of February 15, 2025.
      In determining the impact of the Notes on its diluted earnings per share, the Company will follow the consensus reached by the Emerging Issues Task Force (“EITF”) Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” issued during September 2004. In accordance with EITF 04-08, the number of shares used in the Company’s calculation of fully diluted earnings per share will only be increased by the number of shares of its common stock with a market value equal to the excess of the Notes’ conversion value over their $1,000 principal amount. No dilution will result from the Notes during a reporting period unless the Company’s average price of its common stock during such reporting period exceeds the initial conversion price of $13.22, and then only to the extent of that excess.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Pinnacle Airlines Corp.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Pinnacle Airlines Corp. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pinnacle Airlines Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Pinnacle Airlines Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pinnacle Airlines Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Airlines Corp. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Memphis, Tennessee
March 9, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors.

Item 9A.	Controls and Procedures
      Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.
      Management’s Report on Internal Control over Financial Reporting. The management of Pinnacle Airlines Corp. is responsible for the fair presentation of the information contained in the financial statements in this Annual Report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect management’s best judgment as to the Company’s financial position, results of operations, cash flows and related disclosures. The management of Pinnacle Airlines Corp. is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance that (a) the Company’s financial records accurately and fairly reflect transactions in and dispositions of assets, (b) the records of transactions are sufficient to prepare financial statements in accordance with GAAP, (c) receipts and expenditures are made only as authorized by management, and (d) steps are in place to prevent or detect theft, unauthorized use or disposition of Company assets of a value that could have a material effect on the financial statements.
      Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 using the Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In the opinion of management, Pinnacle Airlines Corp. maintained effective internal control over financial reporting as of December 31, 2004.
      The Company’s independent auditor, Ernst & Young LLP, has audited the financial statements included in this Annual Report and has issued their report thereon. Ernst & Young LLP has also issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Please see pages 39 and 64 of this Annual Report for the reports of Ernst & Young LLP.

/s/ Philip H. Trenary

Philip H. Trenary
President and Chief Executive Officer

/s/ Peter D. Hunt

Peter D. Hunt
Vice-President and Chief Financial Officer

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services
      The information required by Items 10 through 14 is incorporated by reference from the definitive proxy statement for our 2005 annual meeting of stockholders to be filed within 120 days of December 31, 2004.
PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

1.	The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm:

i)	Consolidated Statements of Income for the Years Ended December 31, 2004, 2003, and 2002

ii)	Consolidated Balance Sheets as of December 31, 2004 and 2003

iii)	Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2004, 2003 and 2002

iv)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

v)	Notes to Consolidated Financial Statements
             2. Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1

Schedule II — Valuation and Qualifying Accounts	S-2
All schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

3.	Exhibits: See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with or incorporated by reference in this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pinnacle Airlines Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pinnacle Airlines Corp.
(Registrant)

By:	/s/ Philip H. Trenary

Name: Philip H. Trenary
Title: President and Chief Executive Officer
Date: March 14, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2005.

Signature	Title

/s/ Philip H. Trenary Philip H. Trenary	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Peter D. Hunt Peter D. Hunt	Vice President and Chief Financial Officer (Principal Accounting Officer)

/s/ Stephen E. Gorman Stephen E. Gorman	Chairman, Director

/s/ Donald J. Breeding Donald J. Breeding	Director

/s/ J. Timothy Griffin J. Timothy Griffin	Director

/s/ Robert D. Isom, Jr. Robert D. Isom, Jr.	Director

/s/ James E. McGehee, Jr. James E. McGehee, Jr.	Director

/s/ Robert A. Peiser Robert A. Peiser	Director

Signature	Title

/s/ Thomas S. Schreier, Jr. Thomas S. Schreier, Jr.	Director

/s/ R. Philip Shannon R. Philip Shannon	Director

/s/ Nicholas R. Tomassetti Nicholas R. Tomassetti	Director

Index of Exhibits
      The following exhibits are filed as part of this Form 10-K.

Exhibit
Number		Description

3	.1*	Amended and Restated Certificate of Incorporation of the registrant
3	.1.1*	Second Amended and Restated Certificate of Incorporation of the registrant
3	.2*	Certificate of Designations for Series A preferred stock of the registrant
3	.3*	Bylaws of the registrant
3	.3.1*	Amended and Restated Bylaws, dated January 14, 2003, of the registrant
4	.1*	Specimen Stock Certificate
4	.2*	Rights Agreement between the registrant and EquiServe Trust Company, N.A., as Rights Agent
4	.3(a)	Indenture, 3.25% Senior Convertible Notes due 2025, dated as of February 8, 2005, by and between Pinnacle Airlines Corp. and Deutsche Bank Trust Company
4	.4(a)	Registration Rights Agreement made pursuant to the Purchase Agreement dated February 3, dated as of February 8, 2005, by and among Pinnacle Airlines Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc.
10	.2*	Sublease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.2.1*	First Amendment to Sublease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.3*	Engine Lease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.3.1*	First Amendment to Engine Lease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.4*	Promissory Note issued by Pinnacle Airlines, Inc. to Northwest Airlines, Inc.
10	.5*	Guarantee of Promissory Note issued by registrant to Northwest Airlines, Inc.
10	.6*	Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.6.1*	First Amendment dated as of February 5, 2003 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.6.2*	Second Amendment dated as of November 28, 2003 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.6.3(b)	Third Amendment dated as of December 13, 2004 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.6.4(a)	Fourth Amendment dated as of February 8, 2005 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.7*	Guaranty dated as of January 14, 2003 issued by registrant to Northwest Airlines, Inc.
10	.8*	Pinnacle Airlines Corp. 2003 Stock Incentive Plan
10	.9*	Non-Qualified Stock Option Agreement for options granted under the Pinnacle Airlines Corp. 2003 Stock Incentive Plan
10	.10*	Pinnacle Airlines, Inc. Annual Management Bonus Plan
10	.11*	Amended and Restated Sublease Agreement dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (SBN Facilities)
10	.12*	Sublease Agreement dated as of August 1, 2002 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (TYS Facilities)
10	.13*	Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (DTW Facilities)
10	.14*	Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MEM Facilities)

Exhibit
Number		Description

10	.15*	Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MSP Facilities)
10	.16†	Management Compensation Agreement dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Philip H. Trenary
10.17		Intentionally omitted
10	.18*	Lease Guaranty issued by the registrant to Northwest Airlines, Inc.
10	.19*	Sublease Guaranty issued by the registrant to Northwest Airlines, Inc.
10	.20*	Airline Services Agreement dated as of March 1, 2002 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.21*	Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.21.1*	Amendment No. 1 dated as of September 11, 2003 to the Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.21.2*	Amendment No. 2 dated as of November 26, 2003 to the Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.21.3(b)	Amendment No. 3 dated as of August 20, 2004 to the Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.21.4(b)	Amendment No. 4 dated as of December 13, 2004 to the Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.22*	Amended and Restated Ground Handling Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.23*	Amended and Restated Information Technology Services Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.24*	Amended and Restated Family Assistance Services Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.25*	Amended and Restated Manufacturer Benefits Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.26*	Form of Amended and Restated Preferential Hiring Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc.
10	.27(a)	Purchase Agreement, Senior Convertible Notes due 2025, dated as of February 3, 2005, by and among, Pinnacle Airlines Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc.
21	.1*	List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a) Certification of Chief Executive Officer
31.2		Rule 13a-14(a) Certification of Chief Financial Officer
32		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Company’s Registration Statement Form S-1 (Registration No. 333-83359), as amended

†	Management contract or compensatory plan or arrangement

(a)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 8, 2004.

(b)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on December 16, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Pinnacle Airlines Corp.
      We have audited the consolidated financial statements of Pinnacle Airlines Corp. (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 9, 2005 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Memphis, Tennessee
March 9, 2005

S-1

Schedule II — Valuation and Qualifying Accounts (in thousands)

		Additions

	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other			Balance at End
Description	Period	Expenses	Accounts	Deductions		of Period

Year Ended December 31, 2004
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$146	$422	$—	$(534)		$34
Allowance for obsolete inventory parts	2,606	177	—	(2,431	)(1)	352
Year Ended December 31, 2003
Allowances deducted from asset accounts:
Allowance for doubtful accounts	536	—	—	(390)		146
Allowance for obsolete inventory parts	2,603	106	—	(103	)(1)	2,606
Year Ended December 31, 2002
Allowances deducted from asset accounts:
Allowance for doubtful accounts	310	226	—	—		536
Allowance for obsolete inventory parts	1,980	686		(63	)(1)	2,603

(1)	Dispositions and write-offs

S-2