Form 10-K/A
period 2004-12-31
PINNACLE AIRLINES CORP
filed 2005-04-06
CIK 1166291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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
Securities registered pursuant to Section 12(g) of the Act:
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

EXPLANATORY NOTE
      We are filing this Form 10-K/ A (Amendment No. 1) to our Annual Report on Form  10-K for the fiscal year ended December 31, 2004, which was originally filed on March 15, 2005, to re-file the Report of Independent Registered Public Accounting Firm, under Item 8. The sole reason we are filing this amendment is because the original filing inadvertently omitted the conformed signature of Ernst & Young LLP on the Report.

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
2.     Significant Accounting Policies — (Continued)
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
2.     Significant Accounting Policies — (Continued)
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
2.     Significant Accounting Policies — (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)

3.	Airline Services Agreement — (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)

4.	Other Agreements with Northwest — (Continued)
that provides airline capacity to Northwest. Such services will be provided at certain locations that are operated by the Company through the term of the agreement, which expires December 31, 2017. Upon expiration, the agreement is automatically renewed for successive five-year periods unless terminated by the Company or Northwest pursuant to the terms of the agreement. The initial payment rate for these functions is effective through December 31, 2003. On January 1, 2004, and each succeeding January 1, the ground handling payment rate will be adjusted for certain cost increases as defined in the agreement. For the years ended December 31, 2004, 2003 and 2002, the Company recorded revenue of approximately $950, $2,020 and $3,087, respectively, for providing these services, which is included in other operating revenue in the accompanying statements of income.
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
      In December 2004, Pinnacle Airlines, Inc. and Northwest entered into Amendment No. 3 to the Revolver. Among other things, Amendment No. 3 provided that the Company in its role as guarantor, may obtain up to $5,000 in advances from Pinnacle Airlines, Inc. to secure, or do business utilizing, a second airline operating certificate. Additionally, Amendment No. 3 decreased borrowings available to Pinnacle

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
7.     Lines of Credit — (Continued)
Airlines, Inc. under the Revolver from $50,000 to $25,000. As of December 31, 2004, there was $20,000 of available borrowings under the Revolver and $700 of standby letters of credit outstanding.
      As discussed in Note 18, in February 2005, the Company completed the sale of $121,000 principal amount of its 3.25% senior convertible notes due 2025, (the “Notes”). In conjunction with the sale, the Company repaid the $5,000 of borrowings outstanding as of December 31, 2004 under the Revolver, together with accrued and unpaid interest, and decreased the term of the Revolver from December 31, 2005 to June 30, 2005. Due to this event, the $5,000 in borrowings outstanding under the Revolver is classified as a non-current liability on the consolidated balance sheet as of December 31, 2004.
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
8.     Summary of Revenue from Regional Airline Services — (Continued)
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
      As discussed in Note 4, the Company subleases certain Saab aircraft to Mesaba and obtains ground handling and landing fee services at certain cities where Mesaba has existing operations. Additionally, as provided in the ASA with Northwest, the Company provides certain ground handling services at selected cities to Mesaba. Ground handling services obtained from Mesaba for the years ended December 31, 2004,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
9.     Related Party Transactions — (Continued)
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
10.     Leases — (Continued)
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
      As discussed in Note 5, Northwest’s majority ownership of the Company ceased with its contribution of stock to the Northwest Airlines Pension Plans during September 2003 and the Company prospectively separated from Northwest’s consolidated federal and state tax group. Prior to this change in ownership, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
13.     Income Taxes — (Continued)
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
13.     Income Taxes — (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)

14.	Stock-Based Compensation — (Continued)
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
      The Pinnacle Airlines, Inc. Savings Plan (the “Savings Plan”), is a defined contribution plan covering substantially all employees of the Company. Effective March 1, 2002, participants who are classified as flight attendants, customer service or ground agents, or who are not represented for purposes of collective bargaining are eligible to participate in the Savings Plan on the first day of the month following employment, while pilots are eligible to participate in the Savings Plan after six months of service, as defined in the Savings Plan agreement. Prior to March 1, 2002, eligible employees were required to complete six months of service to be eligible for the Savings Plan. The Savings Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)

15.	Employee Benefit Plan — (Continued)
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
      Purchase Commitments. The Company has a contractual obligation to purchase cost per hour services with an avionics service provider. The contract has approximately 6 years remaining under the original 10-year term and covers repair and support services for our avionics equipment on a per flight hour basis, subject to a minimum purchase obligation of approximately $600 per year through the remainder of the term of the contract.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)

16.	Commitments and Contingencies — (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)

17.	Quarterly Financial Data (Unaudited) — (Continued)
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
      The Notes pay interest semiannually in arrears in cash on February 15 and August 15 of each year, beginning August 15, 2005. The holders of the Notes may require the Company to purchase all or a portion of their Notes for cash on February 15, 2010, February 15, 2015 and February 15, 2020 at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. The Notes are structured such that, upon the occurrence of certain events, holders may convert the Notes into the equivalent value of the Company’s common stock at an initial conversion rate of 75.6475 shares per $1,000 principal amount of Notes, representing an initial conversion price of $13.22 per share. Upon conversion, the Company will pay the holder the portion of the conversion value in cash up to the $1,000 principal amount. To the extent that the conversion value exceeds the $1,000 principal amount, the excess will be settled in cash, common stock or a combination of both, at the Company’s option.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)

18.	Subsequent Event — (Continued)
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

Pinnacle Airlines Corp.
(Registrant)

By:	/s/ Peter D. Hunt

Name: Peter D. Hunt
Title: Vice President and Chief Financial Officer
Date: April 6, 2005

Index of Exhibits
      The following exhibits are filed as part of this Form 10-K/A.

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