Form 10-Q
period 2005-03-31
PINNACLE AIRLINES CORP
filed 2005-05-03
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from___to___

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

As of May 3, 2005, [21,945,260] shares of common stock were outstanding.

Part I. Financial Information

Item 1. Financial Statements

Pinnacle Airlines Corp.

Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Operating revenues
Regional airline services	$192,751	$133,387
Other	1,981	492

Total operating revenues	194,732	133,879

Operating expenses
Salaries, wages and benefits	31,482	23,219
Aircraft fuel	25,462	16,540
Aircraft maintenance, materials and repairs	7,238	5,646
Aircraft rentals	63,306	43,620
Other rentals and landing fees	10,142	8,077
Ground handling services	22,664	13,503
Depreciation	962	721
Other	13,405	8,209

Total operating expenses	174,661	119,535

Operating income	20,071	14,344

Operating income as a percentage of operating revenues	10.3%	10.7%

Nonoperating income (expense)
Interest expense, net	(932)	(1,235)
Miscellaneous income, net	—	85
Gain on extinguishment of debt	18,000	—

Total nonoperating income (expense)	17,068	(1,150)

Income before income taxes	37,139	13,194
Income tax expense	13,807	5,140

Net income	$23,332	$8,054

Basic and diluted earnings per share	$1.06	$0.37

Shares used in computing basic earnings per share	21,908	21,892

Shares used in computing diluted earnings per share	21,928	21,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets

Current assets

Cash and cash equivalents	$49,642	$34,912

Receivables, principally from Northwest, net	27,670	25,139

Spare parts and supplies, net	5,504	5,341

Prepaid expenses and other assets	6,223	5,644

Deferred income taxes	704	860

Total current assets	89,743	71,896

Property and equipment
Aircraft and rotable spares	36,741	35,837
Other property and equipment	17,240	16,161
Office furniture and fixtures	1,868	1,863

	55,849	53,861
Less accumulated depreciation	(15,383)	(14,445)

Net property and equipment	40,466	39,416

Other assets, primarily aircraft deposits with Northwest	22,135	21,111

Debt issuance costs, net	4,306	—

Contractual rights acquired from Northwest, net	15,115	15,115

Costs in excess of net assets acquired, net	18,422	18,422

Total assets	$190,187	$165,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Liabilities and stockholders’ equity (deficiency)

Current liabilities

Accounts payable	$15,634	$16,983

Accrued expenses	15,179	15,083

Income taxes payable	7,059	1,633

Other current liabilities, including $5,115 due Northwest for contractual rights	6,948	6,756

Total current liabilities	44,820	40,455

Deferred income taxes	7,601	7,105

Other liabilities	740	948

Senior convertible notes	121,000	—

Note payable and line of credit with Northwest	—	125,000

Commitments and contingencies

Stockholders’ equity (deficiency)

Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, no shares issued	—	—

Series A preferred stock, stated value $100 per share; one share authorized and issued	—	—

Series common stock, par value $0.01 per share; 5,000,000 shares authorized; no shares issued	—	—

Common stock, $0.01 par value; 40,000,000 shares authorized, 21,945,260 and 21,950,260 shares issued, respectively	219	220

Additional paid-in capital	85,549	85,603

Accumulated deficit	(69,516)	(92,849)

Unearned compensation on restricted stock	(226)	(522)

Total stockholders’ equity (deficiency)	16,026	(7,548)

Total liabilities and stockholders’ equity (deficiency)	$190,187	$165,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities

Net income	$23,332	$8,054
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	962	721
Loss on disposal of rotable spares	141	24
Deferred income taxes	652	562
Provision for spare parts and supplies obsolescence	57	35
Gain on extinguishment of debt	(18,000)	—
Amortization of unearned compensation, net of forfeitures	241	—
Amortization of debt issuance costs	31	—

Changes in operating assets and liabilities:
Receivables, principally from Northwest	(2,531)	(1,342)
Spare parts and supplies	(220)	117
Prepaid expenses and other current assets	(579)	(553)
Aircraft and engine deposits paid to Northwest	(1,024)	(1,858)
Accounts payable and accrued expenses	(1,253)	3,913
Other current liabilities	(16)	(105)
Income taxes payable	5,426	(1,137)

Cash provided by operating activities	7,219	8,431

Investing activities
Purchases of property and equipment	(2,152)	(709)
Proceeds from the sale of property and equipment	—	355

Cash used in investing activities	(2,152)	(354)

Financing activities
Payment to extinguish note payable to Northwest	(101,600)	—
Payments on note payable to Northwest	—	(3,000)
Repayment under line of credit with Northwest	(5,000)	—
Gross proceeds from issuance of senior convertible notes	121,000	—
Debt issuance costs	(4,337)	—
Other costs to retire note payable to Northwest	(400)	—

Cash provided by (used in) financing activities	9,663	(3,000)
Net increase in cash and cash equivalents	14,730	5,077
Cash and cash equivalents at beginning of period	34,912	31,523

Cash and cash equivalents at end of period	$49,642	$36,600

Supplemental disclosure of cash flow information
Interest paid	$493	$2,297
Income tax payments	$7,729	$5,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

     Pinnacle Airlines Corp. (the ‘‘Company’’) operates through its wholly owned subsidiary, Pinnacle Airlines, Inc., as a regional airline that provides airline capacity to Northwest Airlines, Inc. (‘‘Northwest’’), a wholly owned indirect subsidiary of Northwest Airlines Corporation. The Company operates as a Northwest Airlink carrier at Northwest’s domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis, and the regional focus cities of Indianapolis and Milwaukee. As of March 31, 2005, the Company operated an all-regional jet fleet of 123 Canadair Regional Jet (‘‘CRJ’’) aircraft and offered regional airline services with approximately 682 daily departures to 111 cities in 36 states and four Canadian provinces.

1. Basis of Presentation

     These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company’s financial position, the results of its operations and its cash flows for the periods indicated. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

     The term ‘‘block hours’’ refers to the elapsed time between an aircraft leaving a gate and arriving at a gate, and the term ‘‘cycle’’ refers to an aircraft’s departure and corresponding arrival. ‘‘Available seat miles’’ represents the number of seats available for passengers, multiplied by the number of miles those seats are flown.

     Certain prior year amounts have been reclassified to conform to current year classifications.

2. Airline Services Agreement

     The Company operates its all-CRJ fleet under an Airline Services Agreement (“ASA”) with Northwest that became effective March 1, 2002. The term of the ASA extends through December 31, 2017 and provides for a target operating margin of 10%. Upon expiration, the ASA is automatically renewed for successive five-year periods unless terminated by the Company or Northwest. In December 2004, the Company entered into Amendment No. 4 to the ASA with Northwest that, among other things, increased the number of CRJs that the Company may operate under the ASA to 139. Also, this Amendment provided that the Company would pay $15,115 to Northwest in consideration for the agreements and covenants therein, $10,000 of which was paid in the fourth quarter of 2004. The remaining $5,115 is included in other current liabilities on the Company’s consolidated balance sheets as of March 31, 2005 and December 31, 2004, and is due during the third quarter of 2005.

     Under the ASA, the Company receives the following payments from Northwest:

     Reimbursement payments. The Company receives monthly reimbursements for all expenses relating to: passenger aircraft fuel; basic aircraft rentals; aviation liability, war risk and hull insurance; third-party deicing services; CRJ third-party engine and airframe maintenance; hub and maintenance facility rentals; passenger security costs; Detroit landing fees and property taxes. The Company has no financial risk associated with cost fluctuations for these items because the Company is reimbursed by Northwest for the actual expenses incurred.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

2. Airline Services Agreement (continued)

     Payments based on pre-set rates. The Company is entitled to receive semi-monthly payments for each block hour and cycle it operates and a monthly fixed cost payment based on the size of its fleet. These payments are designed to cover all of the Company’s expenses incurred with respect to the ASA that are not covered by the reimbursement payments. The substantial majority of these expenses relate to labor costs, ground handling costs, landing fees in cities other than Detroit, overhead and depreciation.

     Margin payments. The Company receives a monthly margin payment based on the revenues described above calculated to achieve a target operating margin. Following the Company’s initial public offering, the Company and Northwest amended the ASA to lower the Company’s target operating margin to 10%, effective December 1, 2003. Under the amended ASA, the Company’s target operating margin will be reset to a market-based percentage in 2008, but the reset target operating margin will be no lower than 8% and no higher than 12%.

     The portion of any margin payments attributable to the reimbursement payments will always be equal to the target operating margin for the relevant period. However, since the payments based on pre-set rates are not based on the actual expenses incurred, if the Company’s expenses are not covered by these payments, its actual operating margin could differ from its target operating margin.

     Under the ASA, the Company’s operating income as a percentage of operating revenue is subject to a floor and ceiling (between 9% and 11% for 2005, and 8% and 12% for 2006 and 2007). Through 2007, if the Company’s actual costs that are intended to be covered by the revenues the Company receives based on pre-set rates deviate from the expected costs used in developing those pre-set rates, and as a result its annual operating margin is below the floor or above the ceiling, a year-end adjustment in the form of a payment by Northwest to the Company or by the Company to Northwest will be made to adjust the Company’s operating margin to the floor or ceiling. Certain amounts are excluded when determining whether the Company’s annual operating margin is below the floor or above the ceiling.

     Beginning in 2008, Northwest will not guarantee the Company a minimum operating margin, although the Company will still be subject to a margin ceiling above the revised target operating margin. If the Company’s actual operating margin for any year beginning with 2008 exceeds the revised target operating margin by up to five percentage points, the Company will make a year-end adjustment payment to Northwest in an amount equal to half of the excess. In addition, should the Company’s actual operating margin exceed the target operating margin by more than five percentage points, the Company will pay Northwest all of the excess above five percent.

3. Note Payable to Northwest

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

     On November 25, 2003, the Company completed an initial public offering (the “Offering”). Immediately following the Offering, Northwest made a capital contribution to the Company in the amount of $50,000. The Company used the contribution of capital to reduce the outstanding principal balance on the note payable. The Company and Northwest subsequently amended the note payable to reflect the outstanding principal balance of $135,000. Also, the quarterly principal payments were lowered to $3,000, or to the extent that the Company’s cash and cash equivalents balance exceeded $50,000. No other significant changes were made to the terms of the note payable.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

3. Note Payable to Northwest (continued)

     As discussed in Note 5, in February 2005, the Company purchased from Northwest the note payable with a balance of $120,000 in its entirety at a discounted purchase price of $101,600, together with accrued and unpaid interest. As a result of the retirement, the Company recorded a pre-tax gain of $18,000, net of advisory fees of $400. The Company’s purchase of the note payable was done in conjunction with its sale of $121,000 principal amount of its 3.25% senior convertible notes due 2025. Due to this event, the note payable of $120,000 was classified as a non-current liability on the consolidated balance sheet as of December 31, 2004.

4. Line of Credit

     In January 2003, the Company obtained a Revolving Credit Facility (‘‘Revolver’’) from Northwest, which allowed for borrowings up to $50,000. Based on the original agreement, the term of the Revolver extended through December 31, 2005. In December 2004, the Company and Northwest entered into Amendment No. 3 to the Revolver that, among other things, decreased borrowings available to Pinnacle Airlines, Inc. under the Revolver from $50,000 to $25,000 and restricted draws under the facility to periods when the Company’s cash and cash equivalents (“cash”) balance was less than $20,000. Additionally, the Company was required to repay borrowings under the facility when its balance of cash exceeded $30,000 for two consecutive business days. The Revolver accrued interest at the rate of 1% plus a margin that was equal to the higher of the most recent prime rate offered by JPMorganChase Bank, or the most recent overnight federal funds rate offered to JPMorganChase Bank plus 0.5%. Under the terms of the Revolver, the Company is prevented from issuing or declaring dividends or incurring any additional debt without the approval of Northwest. There are no financial covenants associated with the Revolver.

     As discussed in Note 5, in February 2005, the Company completed the sale of $121,000 principal amount of its 3.25% senior convertible notes due 2025. In conjunction with the sale, the Company repaid the $5,000 of borrowings outstanding as of December 31, 2004 under the Revolver, together with accrued and unpaid interest, and reduced the term of the Revolver from December 31, 2005 to June 30, 2005. As of March 31, 2005, $25,000 of borrowings were available under the Revolver.

5. Senior Convertible Notes

     In February 2005, the Company completed the private placement of $121,000 principal amount of its 3.25% senior convertible notes due February 15, 2025, (the “Notes”). The Notes pay cash interest semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 2005. The Company’s sale of the Notes was made to qualified institutional investors under Rule 144A of the Securities Act of 1933. The Notes are senior unsecured obligations and rank equally with other future senior unsecured debt, and are junior to any of the Company’s secured debt, to the extent of the collateral pledged, and to any debt and all other liabilities of Pinnacle Airlines, Inc.

     Proceeds from the sale of the Notes were used to purchase the outstanding $120,000 note payable to Northwest at a discounted price of $101,600, to repay the $5,000 of borrowings outstanding under the Revolver, in each case with accrued and unpaid interest, and for general corporate purposes. As a result, the Company recorded a pre-tax gain of $18,000, net of advisory fees of $400, related to the extinguishment of debt during the first quarter of 2005. A more detailed discussion of the Company’s borrowings from Northwest is provided in Note 3 and
Note 4.

     The holders of the Notes may require us to purchase all or a portion of their notes for cash on February 15, 2010, February 15, 2015, and February 15, 2020 (“Redemption Dates”) at a purchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any, to the purchase date. The Notes are structured such that, upon the occurrence of certain events, holders may convert the Notes into the equivalent value of the Company’s common stock at an initial conversion rate of 75.6475 shares per $1,000 principal amount of Notes, representing an initial conversion price of $13.22 per share. Upon conversion, the Company will pay the holder the portion of the conversion value in cash up to the $1,000

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

5. Senior Convertible Notes (continued)

principal amount. To the extent that the conversion value exceeds the $1,000 principal amount, the excess will be settled in cash, common stock or a combination of both, at the Company’s option.

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

     In determining the impact of the Notes on its diluted earnings per share, the Company follows the consensus reached by the Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”) issued during September 2004. In accordance with EITF 04-08, the Company’s calculation of fully diluted earnings per share will only be impacted by the number of shares of its common stock with a market value equal to the excess of the Notes’ conversion value over their $1,000 principal amount. No dilution will result from the Notes during a reporting period unless the Company’s average price of its common stock during such reporting period exceeds the initial conversion price of $13.22, and then only to the extent of that excess.

6. Earnings Per Share

     The Company accounts for earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share.” Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share (“Diluted EPS”) reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

6. Earnings Per Share (continued)

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net income	$23,332	$8,054

Basic and diluted earnings per share	$1.06	$0.37

Share computation:
Weighted average number of shares outstanding for basic earnings per share	21,908	21,892
Assumed exercise of stock options	20	13

Weighted average number of shares outstanding for diluted earnings per share	21,928	21,905

     Options to purchase 699 shares of common stock were excluded from the diluted EPS calculation because the effect would be anti-dilutive.

7. Stock-Based Compensation

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

Stock Options

     An initial grant of 858 stock options to purchase the Company’s common stock occurred in November 2003 at an exercise price of $14.00. These options vest over four years in annual increments of 25% and will expire ten years after the grant date. For the three months ended March 31, 2005, 27 of previously granted options were forfeited. In September 2004, an additional 32 stock options to purchase the Company’s common stock were granted to non-employee members of the Board of Directors under the 2003 Stock Incentive Plan at an exercise price of $10.23. These options vest one year after the grant date and will expire ten years after the grant date.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). The Company expects to adopt SFAS No. 123R effective January 1, 2006. In the below pro forma table, the Company utilizes the Black-Scholes standard option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which of the adoption methods provided by SFAS 123R will be used, the financial statement impact of adopting SFAS No. 123R or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

7. Stock-Based Compensation (continued)

     The following table illustrates the effect on net income and income per share, assuming the compensation costs for the Company’s stock option and purchase plans had been determined using the fair value method as required under SFAS No. 123:

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$23,332	$8,054
Add: Stock-based compensation expense included in reported net income, net of tax	153	—
Deduct: Total pro forma stock-based compensation expense, net of tax	(379)	(306)

Pro forma net income	$23,106	$7,748

Earnings per common share:
Basic and diluted – as reported	$1.06	$0.37
Basic and diluted – pro forma	$1.05	$0.35

     The pro forma effect on net income per share is not necessarily representative of the effect in future years.

Restricted Stock

     In October 2004, the Company awarded 58 shares of restricted stock to certain officers and members of the Board of Directors under the Company’s 2003 Stock Incentive Plan. With the stock grant, the Company recorded unearned compensation of $631, the market value of the shares on the date of grant. Using the straight-line method, this amount is being amortized ratably over the vesting periods, none of which exceed one year. During the three months ended March 31, 2005, the Company recognized $242 of compensation expense related to this grant of restricted stock. The unamortized balance of $226 is shown on the Company’s consolidated balance sheet as of March 31, 2005 as unearned compensation in stockholders’ equity.

     During the vesting periods, grantees have voting rights, but the shares may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of, alienated or encumbered. Additionally, granted but unvested shares are forfeited upon a grantee’s separation from service. During the three months ended March 31, 2005, 5 unvested shares were forfeited.

8. Related Party Transactions

     Northwest is a related party of the Company. As previously noted, the Company generates substantially all of its revenue from its ASA with Northwest under which the Company uses the “NW” two-letter designator code in displaying its schedules on all flights in the automated airline reservation systems used throughout the industry. Under this agreement, the Company uses the name “Northwest Airlink.” Northwest leases the Company all of its regional jets and is the owner of 2,492 shares of the Company’s common stock and the Company’s Series A preferred stock. The Company also had certain borrowings from Northwest, as discussed in Note 3 and Note 4.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

8. Related Party Transactions (continued)

     Amounts recorded in the Company’s consolidated statements of income for transactions with Northwest for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2005	2004
Revenue:
Regional airline services	$192,751	$133,387
Other revenue	577	39
Expenses:
Aircraft fuel	25,349	16,411
Aircraft rentals	63,306	43,620
Other rentals and landing fees	2,813	2,813
Ground handling services	15,405	8,915
Other	185	57
Interest	463	1,251

     Net amounts due from Northwest as of March 31, 2005 and December 31, 2004 were $25,982 and $22,894, respectively, and are included in accounts receivable in the Company’s consolidated balance sheets.

     Net amounts due to Northwest as of March 31, 2005 and December 31, 2004 were $2,615 and $1,061, respectively, and are included in accounts payable in the Company’s consolidated balance sheets.

     Other current liabilities at March 31, 2005 and December 31, 2004 include $5,115 payable to Northwest for contractual rights, as discussed in Note 2.

     In accordance with the ASA, passenger fuel costs are reimbursed in full by Northwest and capped at $0.78 per gallon.

     The Company subleases certain Saab aircraft to Mesaba Airlines (“Mesaba”), another Northwest regional carrier, and obtains ground handling services at certain cities where Mesaba has existing operations. Additionally, as provided in the ASA with Northwest, the Company provides certain ground handling services at selected cities to Mesaba. Ground handling services obtained from Mesaba for the three months ended March 31, 2005 and 2004 totaled $3,904 and $3,860, respectively. Ground handling services provided to Mesaba for the three months ended March 31, 2005 and 2004 totaled $471 and $391, respectively. These amounts are included in other operating revenue in the Company’s consolidated statements of income.

9. Income Taxes

     The following summarizes the significant components of the Company’s income tax expense for the periods indicated:

	Three Months Ended March 31,
	2005		2004
	$	%	$	%
Income tax expense at statutory rate	$12,999	35.0%	$4,618	35.0%
State income taxes, net of federal taxes	787	2.1%	522	4.0%
Other	21	0.1%	—	0.0%

Income tax expense	13,807	37.2%	$5,140	39.0%

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

9. Income Taxes (continued)

     The Company has provided estimated accruals of approximately $13,000 for certain income tax contingencies related to the repurchase of debt.

10. Warranty

     The Company files claims for vendor refunds on warrantable spare parts and flight equipment that require repair or replacement. The Company reduces its aircraft maintenance costs when claims are filed by the amount it expects to recover from vendors. The balance of outstanding warranty claims, net of allowance, at March 31, 2005 and December 31, 2004 was $225 and $834, respectively.

11. Manufacturer Credits

     The Company purchases from Northwest certain manufacturer credits to acquire flight equipment, spare parts and supplies and maintenance services. Under the ASA, the Company may decline to purchase credits that it does not plan to utilize within 180 days. The Company had available manufacturer credits of $2,335 and $2,206 at March 31, 2005 and December 31, 2004, respectively, which are included in prepaid expenses and other assets in the Company’s consolidated balance sheets.

     The Company purchased manufacturer credits from Northwest in the amount of $1,687 and $728, for the three months ended March 31, 2005 and 2004, respectively.

12. Leases

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

     The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under capital leases and noncancelable operating leases, excluding future CRJ aircraft deliveries, with initial or remaining lease terms in excess of one year as of March 31, 2005:

	Operating Leases
	Aircraft	Non-aircraft
Remainder of 2005	$199,467	$4,701
2006	265,765	6,072
2007	260,695	5,797
2008	259,692	5,118
2009	258,358	4,873
Thereafter	2,066,400	31,418

	3,310,377	57,979
Sublease rental income	(17,052)	(283)

Total minimum operating lease payments	$3,293,325	$57,696

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

13. Commitments and Contingencies

     Employees. As of March 31, 2005, approximately 77% of the Company’s workforce were members of unions representing pilots (30%), flight attendants (20%) and customer service agents (27%). The collective bargaining agreements for the pilots, flight attendants and customer service agents become amendable on April 30, 2005, July 31, 2006 and March 19, 2010, respectively. The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable. The Company and its pilots union are currently in the early stages of negotiations to amend its collective bargaining agreement. The Company has set a goal to complete negotiations during 2005.

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

     Purchase Commitments. The Company has a contractual obligation to purchase cost per hour services with an avionics service provider. The contract has approximately six years remaining under the original 10-year term and covers repair and support services for our avionics equipment on a per flight hour basis, subject to a minimum purchase obligation of approximately $600 per year through the remainder of the term of the contract.

     The Company has contractual obligations of approximately $2,452 under certain software license agreements with various service providers. The contracts vary in term and extend through 2012. Contractual obligations to these service providers are approximately $350 per year in 2005 through 2009 and $310 per year in 2009 through May of 2012.

     Self-Insurance. The Company self-insures a portion of its losses from claims related to medical insurance for employees. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and actual experience.

     Financings and Guarantees. The Company is the guarantor of approximately $2,500 aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds were issued by the Memphis-Shelby County Airport Authority (the “Authority’’) and are payable solely from the Company’s rentals paid under a long-term lease agreement with the Authority. The leasing arrangement is accounted for as an operating lease in the Company’s consolidated financial statements.

     Regulatory Matters. The Company is subject to regulation under various laws and regulation, which are administered by numerous state and federal agencies, including the Federal Aviation Administration, Transportation Security Administration and the Department of Transportation. The Company is involved in various matters with these agencies during the ordinary course of its business. While the outcome of these matters cannot be predicted with certainty, it is the opinion of the Company’s management, based on current information and past experience, that the ultimate disposition of these matters will not have a material adverse effect on its financial statements as a whole.

     General Guarantees and Indemnifications. The Company is party to numerous contracts and real estate leases in which it is common for the Company to agree to indemnify third parties for tort liabilities that arise out of or relate to the subject matter of the contract or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities involving negligence of the indemnified parties on common

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

13. Commitments and Contingencies (continued)

commercial terms. Additionally, the Company will typically indemnify the lessors and related third parties for any environmental liability that arise out of or relates to the Company’s use of the leased premises.

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

     In March 2005, an aircraft operated by the Company was involved in an event at the General Mitchell International Airport in Milwaukee, Wisconsin. Although there were no injuries, the aircraft was damaged and has been removed from service while being repaired. The National Transportation Safety Board is currently investigating the event and the Company is fully cooperating with the investigation. The Company has recorded a liability equal to its insurance deductible and does not expect any further material costs to result from this event in the future.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

     The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity, capital resources and contractual cash obligations, as well as the critical accounting policies, of the Company. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (“Annual Report”), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

     Our website address is www.nwairlink.com. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Overview

     Our available seat miles (“ASMs”), block hours and cycles increased by approximately 57%, 55% and 35%, respectively, during the three months ended March 31, 2005, compared to the same period in 2004. The increases were driven primarily by the growth in our fleet of Canadair Regional Jets (‘‘CRJs’’),

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

six of which were added during the three months ended March 31, 2005. By adding 36 aircraft since March 31, 2004, we have grown our fleet by 41% to include 123 CRJs at March 31, 2005.

     Total operating and regional airline services revenue for the three months ended March 31, 2005 were $194.7 million and $192.8 million, respectively, which represented increases of 45%, over the same period in 2004. Operating income for the three months ended March 31, 2005 and 2004 was $20.1 million and $14.3 million, respectively. Since December 31, 2004, our balance of cash and cash equivalents has increased by $14.7 million to $49.6 million.

     Net income for the three month periods ended March 31, 2005 and 2004 was $23.3 million and $8.1 million, respectively. 2005 results included a nonrecurring pre-tax gain of $18.0 million ($11.3 million net of related income taxes) from the retirement of the note payable to Northwest. Excluding the gain, net income and diluted earnings per share for the three months ended March 31, 2005 was $12.0 million and $0.55, respectively, representing increases of 49% over the same period in 2004.

     The following reconciles our net income as reported in accordance with generally accepted accounting principles (“GAAP”) for the three months ended March 31, 2005 to net income excluding the nonrecurring gain described above. We believe that this information is useful as it indicates more clearly our comparative year-to-year results. None of this information should be considered a substitute for any measures prepared in accordance with GAAP. We have included this reconciliation of non-GAAP financial measures to our most comparable GAAP financial measures included herein.

	Three Months Ended March 31,
	2005	2004	% Increase
	(in thousands)
Net Income
Net income in accordance with GAAP	$23,332	$8,054	190%
Deduct: Gain on extinguishment of debt, net of related tax	(11,302)	—

Net income excluding gain on extinguishment of debt	$12,030	$8,054	49%

Basic and Diluted EPS
Basic and diluted EPS in accordance with GAAP	$1.06	$0.37	186%
Deduct: Gain on extinguishment of debt, net of related tax	(0.51)	—

Basic and diluted EPS excluding gain on extinguishment of debt	$0.55	$0.37	49%

Outlook

     Our growth is scheduled to continue through the third quarter of 2005 with the addition of 16 additional aircraft committed from Northwest, seven of which have been delivered to us as of May 2, 2005. Upon completion of these deliveries, our fleet will total 139 CRJ aircraft. On April 22, 2005, Northwest announced that it had exercised options to accept delivery of 15 additional CRJ aircraft from Bombardier Aerospace, beginning in September of this year. In addition, after requesting that several regional airlines, including ourselves, provide proposals to operate these additional aircraft, Northwest announced that it had selected Mesaba Airlines, and also granted Mesaba exclusive rights to operate an additional 20 CRJ aircraft in the Northwest network should Northwest elect to exercise additional options with Bombardier.

     We believe that strong operational performance and rigorous cost control are key to maintaining our successful relationship with Northwest, and we will continue to focus on these areas. We also believe that we would be a competitive candidate to operate any additional regional aircraft that Northwest might choose to add to its network beyond the 139 firm aircraft awarded to us and the 15 firm and 20 option aircraft awarded to Mesaba. As a result of Northwest’s recent announcement, however, we expect to have little near-term opportunity to grow our existing operations under the ASA with Northwest beyond the current 139 aircraft that are committed to us.

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

     In early 2005, we issued $121 million of our 3.25% senior convertible notes due 2025. We used the proceeds to repurchase our $120 million note payable to Northwest and to repay the then current outstanding balance of $5 million under our revolving credit agreement with Northwest (“Revolver”). See further discussion of these events in “Liquidity and Capital Resources.” The Northwest note contained a provision that required us to make principal prepayments when our month-end balance of cash and cash equivalents exceeded $50 million. The Revolver contains restrictions on the declaration and payment of

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

dividends and the issuance of debt. In addition, our ASA with Northwest contains cross-default provisions to any indebtedness that we may owe to Northwest (including under the Revolver). The 3.25% senior convertible notes do not contain such restrictions, providing us with more flexibility to determine the best uses of our free cash flow and to manage our balance sheet in the best interests of our shareholders.

Results of Operations

     The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2005 compared to the same period in 2004.

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

Revenues

     The number of aircraft we operate will continue to have the largest effect on the growth in our revenue. A significant portion of the payments we receive from Northwest are based on the actual operation of our aircraft. Northwest is solely responsible for scheduling flights, and the ASA does not require Northwest to meet any minimum utilization levels for our aircraft. As noted in the discussion of our ASA in Item 1 of this Form 10-Q, we receive reimbursement of certain operating expenses necessary to provide regional airline capacity to Northwest and payments based on pre-set rates for fixed costs, completed block hours and completed cycles. We also receive margin payments on these items which are intended to achieve a target operating margin. Our operating results are not significantly impacted by any seasonality trends historically associated with the airline industry.

     The following schedule summarizes operating revenue, operating expenses, and operating income by type for the periods indicated:

	Three Months Ended March 31,
	(in thousands)
	2005			2004
	Reimbursed	Pre-set Rates	Total	Reimbursed	Pre-set Rates	Total
Operating revenues:
Regional airline services	$130,917	$61,834	$192,751	$89,351	$44,036	$133,387
Other	—	1,981	1,981	—	492	492

Total operating revenues	130,917	63,815	194,732	89,351	44,528	133,879

Operating expenses:
Salaries, wages and benefits	—	31,482	31,482	—	23,219	23,219
Aircraft fuel	25,349	113	25,462	16,411	129	16,540
Aircraft maintenance, materials and repairs	3,871	3,367	7,238	3,005	2,641	5,646
Aircraft rentals	63,306	—	63,306	43,620	—	43,620
Other rentals and landing fees	4,632	5,510	10,142	4,569	3,508	8,077
Ground handling services	17,121	5,543	22,664	9,938	3,565	13,503
Depreciation	—	962	962	—	721	721
Other	3,546	9,859	13,405	2,874	5,335	8,209

Total operating expenses	117,825	56,836	174,661	80,417	39,118	119,535

Operating income:	$13,092	$6,979	$20,071	$8,934	$5,410	$14,344

Operating income as a percent of operating revenues	10.0%	10.9%	10.3%	10.0%	12.1%	10.7%

     Operating revenue of $194.7 million for the three months ended March 31, 2005 increased $60.9 million, or 45%, over operating revenue of $133.9 million for the same period in 2004. The increase in operating revenue was primarily caused by the addition of 36 CRJ aircraft to our fleet. CRJ block hours and cycles increased by 55% and 35%, respectively, causing increases in revenue, excluding margin, of $3.6 million and $10.4 million, respectively. Revenue associated with expense reimbursements, excluding margin, increased by $37.4 million, or 47%.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

     Regional airline services revenue per CRJ block hour for the three months ended March 31, 2005 and 2004 were $1,925 and $2,059, respectively, which represents a decrease of approximately 7%. Regional airline services revenue per cycle increased by 7% to $3,376 from $3,162. The variances in revenue per block hour and cycle are due primarily to an increase in the average length of our flights of 20% over the same periods.

     Under the ASA, we are required to maintain average performance levels related to the percentage of completed flights, the percentage of on-time departures and arrivals, the percentage of mishandled baggage, and the number of customer complaints. Our performance in several of these operational metrics was well below the ASA targets during January and February, primarily due to unusually severe winter weather across our network. Our operating performance significantly improved in March to levels above the ASA targets, and in April to levels well in excess of our average monthly performance in 2004. As a result of our operational performance in January and February, however, we believe that we will owe a performance-related payment to Northwest under the ASA for the six months ended June 30, 2005. The payment is calculated based on the number of Pinnacle passengers enplaned during a six-month period. Accordingly, results for the first quarter of 2005 include a reduction in regional airline services revenue of $1.0 million based on the passengers enplaned during the quarter.

Operating Expenses

     The increase in operating expenses during the three months ended March 31, 2005 was predominately due to the growth in our level of operations. Total operating expenses increased by $55.1 million, or 46%, which is comprised of increases in reimbursed expenses and expenses based on pre-set rates of approximately 47% and 45%, respectively.

     Salaries, wages and benefits increased by $8.3 million, or 36%, primarily due to the increase in the number of employees as well as wage rate and benefit increases. An increase in other employee benefits, primarily the cost of employee insurance, accounted for the remaining increase in salaries, wages and benefits.

     Aircraft fuel expense increased $8.9 million, or 54%, due to the 55% increase in block hours, which was partially offset by decreased fuel burn resulting primarily from an 18% increase in the average length of our flights. In accordance with the ASA, passenger fuel costs are reimbursed in full by Northwest and capped at $0.78 per gallon.

     Aircraft maintenance, materials and repairs expenses that are reimbursed by Northwest increased principally due to increased utilization of certain maintenance cost per hour services. This accounted for approximately $0.9 million of the increase in reimbursed expenses. The remaining increases in maintenance expense, both reimbursed and unreimbursed, were due mainly to the increase in our level of operations and the expiration of warranty on a portion of our fleet.

     Aircraft rental expense increased $19.7 million, or 45%, due to the addition of 36 aircraft to our fleet. As previously noted, we sublease our CRJ aircraft from Northwest under operating leases that expire December 31, 2017. The monthly lease rates include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Northwest reimburses aircraft rental expense in full under the ASA.

     Other rentals and landing fees increased due to an increase in landing fees of approximately $1.7 million, or 43%, which is largely due to our increased level of operations and a change in the mix of cities where we provide passenger service.

     Ground handling services increased by $9.2 million, or 68%, due primarily to the 35% increase in the number of departures performed. The increase in ground handling expense per departure was primarily due to the addition of new cities where we provide passenger service with higher average handling costs. Additionally, $1.0 million of the increase was caused by the additional deicing services required due to the severe weather events in January 2005.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

     The increase in other expenses was driven by our increased level of operations, most notably an increase of $1.0 million of expenses associated with overnight travel for our pilots and flight attendants and Canadian air traffic control costs of $0.3 million. Additionally, $1.4 million of the increase is attributable to certain professional service expenses.

Nonoperating Income and Expenses

     The decrease in interest expense was due to the extinguishment of our debt with Northwest and the $5.0 million repayment under our Revolver, offset by the interest expense related to the 3.25% senior convertible notes issued in February 2005.

     Nonoperating income for the three months ended March 31, 2005 includes a pre-tax gain of $18.0 million, net of advisory fees of $0.4 million, related to the extinguishment of our debt with Northwest. Income tax expense increased by $6.7 million over the same period in 2004 as a result of this gain. See Note 3 in Item 1 of this Form 10-Q for further discussion.

Certain Statistical Information

     Information with respect to our operating expense components as a percentage of revenue, as cents per available seat miles (“ASMs”) and as dollars per block hour is as follows:

	Three Months Ended March 31,
	2005				2004
	Amount (in	Percent of	Cents per	Cost per Block	Amount	Percent of	Cents per	Cost per Block
	thousands)	Revenue	ASM	Hour (dollars)	(in thousands)	Revenue	ASM	Hour (dollars)
Operating expenses:
Salaries, wages and benefits	31,482	16%	2.44	$315	$23,219	17%	2.83	$359
Aircraft fuel	25,462	13%	1.98	254	16,540	12%	2.02	255
Aircraft maintenance, materials and repairs	7,238	4%	0.56	72	5,646	4%	0.69	87
Aircraft rentals	63,306	33%	4.91	632	43,620	33%	5.33	673
Other rentals and landing fees	10,142	5%	0.79	101	8,077	6%	0.99	125
Ground handling services	22,664	11%	1.76	226	13,503	10%	1.65	208
Depreciation	962	1%	0.08	10	721	1%	0.09	11
Other	13,405	7%	1.04	134	8,209	6%	1.00	127

Total operating expenses	$174,661	90%	13.56	$1,744	$119,535	89%	14.60	$1,846

     The following table summarizes certain operational statistics for the periods indicated:

	Three Months Ended March 31,
	2005	2004	Change
Other Data:
Revenue passengers (in thousands)	1,669	1,229	36%
Revenue passenger miles (in thousands) (1)	817,662	513,097	59%
Available seat miles (in thousands)	1,288,500	818,689	57%
Passenger load factor (2)	63.5%	62.7%	0.8 pts
Operating revenue per available seat mile (in cents)	15.11	16.35	(8%)
Operating costs per available seat mile (in cents)	13.56	14.60	(7%)
Operating revenue per block hour	$1,945	$2,067	(6%)
Operating costs per block hour	$1,744	$1,846	(6%)
Block hours	100,143	64,769	55%
Cycles	57,096	42,185	35%
Average daily utilization (block hours)	9.34	8.44	0.90 hrs
Average stage length (miles)	492	416	18%
Number of operating aircraft (end of period)	123	87	41%
Employees (end of period)	3,350	2,228	50%

(1)	Revenue passenger miles represents the number of miles flown by revenue passengers.

(2)	Passenger load factor equals revenue passenger miles divided by available seat miles.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

Liquidity and Capital Resources

     As of March 31, 2005, we had $49.6 million in cash and cash equivalents. Net cash provided by operating activities for the three months ended March 31, 2005 was $7.2 million. Cash used for investing activities was $2.2 million and cash provided by financing activities was $9.7 million.

     Contractual obligations. The following chart details our debt and lease obligations on a pro forma basis at March 31, 2005. Operating lease information includes scheduled deliveries of the 16 additional aircraft we will receive through the third quarter of 2005 at the basic aircraft rental rate provided in the ASA. Under our ASA, amounts relating to operating leases will be directly reimbursed by Northwest.

	Payments Due by Period
	(in thousands)
	Total	2005 (1)	2006	2007	2008	2009	Thereafter
Contractual Obligations:
Senior convertible notes	$121,000	$—	$—	$—	$—	$—	$121,000
Interest payments on long-term debt	78,738	2,054	3,933	3,933	3,933	3,933	60,952
Capital lease	59	33	26	—	—	—	—
Operating leases (2)	3,774,889	218,978	297,821	297,681	297,018	296,773	2,366,618
Purchase obligations (3)	5,610	972	1,010	953	916	916	843

Total contractual cash obligations	$3,980,296	$222,037	$302,790	$302,567	$301,867	$301,622	$2,549,413

(1)	Contractual obligations for the remainder of 2005

(2)	As of March 31, 2005, our obligations relating to operating leases, excluding future scheduled deliveries of aircraft under the ASA, were as follows (in thousands):

Total	2005 (1)	2006	2007	2008	2009	Thereafter
$3,351,021	$198,310	$264,221	$264,081	$263,418	$263,173	$2,097,818

(3)	Amounts represent noncancelable commitments to purchase goods and services, including certain aircraft parts and information technology.

     The amounts noted above for operating leases, including scheduled deliveries, include $3.7 billion of obligations for leased CRJ aircraft from Northwest. Under the terms of the ASA, we are reimbursed by Northwest in full for aircraft rental expense.

     In February 2005, we repaid the outstanding amount of $5.0 million on the revolving credit facility with Northwest (the “Revolver”) and purchased the outstanding $120.0 million note payable at a discounted purchase price of $101.6 million. The payments were made in connection with the private sale of $121.0 million principal amount of our 3.25% senior convertible notes due 2025 (the “Notes”). Holders of the Notes may require us to purchase all or a portion of their notes for cash on February 15, 2010, February 15, 2015, and February 15, 2020 at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. In addition, under certain circumstances, holders of the Notes may convert them into the equivalent value of our common stock at an initial conversion rate of 75.6475 shares per $1,000 principal amount, representing an initial conversion price of $13.22. Upon conversion, we will pay the portion of the conversion value up to the principal amount of each note in cash, and any excess conversion value in cash or our common stock at our election. For a more detailed discussion of note conversion features, refer to Note 5 in Item 1 of this Form 10-Q.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

     The Notes bear interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 2005.

     The Revolver allows for borrowings up to $25.0 million and accrues interest at the rate of 1.0% plus a margin equal to the higher of the most recent prime rate offered by JPMorganChase Bank, or the most recent overnight funds rate offered by JPMorganChase plus 0.5%. As of March 31, 2005, there were no amounts outstanding thereunder. The Revolver contains a number of restrictive covenants applicable to Pinnacle, including limitations on the incurrence of debt and liens, the making of distributions and other transactions. Additionally, drawing under the facility is restricted to periods when our cash and cash equivalents (“cash”) balance is less than $20.0 million. Further, we are required to repay borrowings under the facility when our cash balance exceeds $30.0 million for two consecutive days. There are no financial covenants associated with the Revolver. The term of the Revolver extends through June of 2005. As previously noted, the outstanding balance under the Revolver at December 31, 2004 was paid in connection with our issuance of the Notes.

     Operating activities. Net cash provided by operating activities was $7.2 million during the three months ended March 31, 2005. This was due primarily to cash provided by net income of $23.3 million, depreciation of $1.0 million and changes in operating assets and liabilities of $0.2 million (including an increase in taxes payable of $5.4 million and $1.2 million in aircraft and engine deposits paid to Northwest), offset by the pre-tax gain on extinguishment of debt of $18.0 million, net of advisory fees of $0.4 million. In the remaining three quarters of 2005, we will pay deposits of $2.8 million on the future 16 aircraft planned for delivery. Net cash provided by operating activities was $8.4 million during the three months ended March 31, 2004, due primarily to cash provided by net income of $8.1 million and depreciation of $0.7 million, and changes in operating assets and liabilities of $1.0 million (including a total of $1.9 million in aircraft deposits paid to Northwest).

     Investing activities. Cash used for investing activities for the three months ended March 31, 2005 and 2004 was $2.2 million and $0.4 million, respectively. The increase is due to the timing of purchases of rotable parts.

     We expect capital expenditures for 2005 to be approximately $8 million (excluding the $5.1 million for the contractual rights due to Northwest which will be paid during the third quarter of 2005), primarily relating to CRJ aircraft rotable and expendable parts and tooling, software application and automation infrastructure projects and maintenance and ground equipment. We are expecting to fund these expenditures with cash flows generated from our operations. Our only significant capital commitment as of March 31, 2005 was $5.1 million for the contractual rights purchased from Northwest.

     Financing activities. Cash provided by financing activities for the three months ended March 31, 2005 totaled $9.7 million. We paid a total of $106.6 million to Northwest to retire our long-term debt and repay our borrowings under the Revolver. Additionally, we paid $4.3 million to various third parties in debt issuance costs related to the issuance of the Notes, and $0.4 million in fees in connection with the retirement of our long-term debt. The debt issuance costs of $4.3 million will be amortized ratably over the 20-year life of the Notes.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

     Information regarding our “Critical Accounting Policies” can be found in our Annual Report on page 33. In addition, Note 2 to the consolidated financial statements in our Annual Report contains a summary of our significant accounting policies.

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

     Interest rates. All of our CRJs are operated under long-term operating leases with Northwest. Our Saab aircraft, which are being subleased to Mesaba Airlines, are leased from a third party. We also anticipate leasing all of our future deliveries of aircraft. Under the ASA, the lease payments associated with aircraft deliveries are fixed. We do not hold long-term interest sensitive assets and, therefore, we are not exposed to interest rate fluctuations for our assets. The note payable we issued to Northwest bears interest at a fixed rate and the 3.25% senior convertible notes discussed below also bear interest at a fixed rate, but loans under our revolving credit facility bear interest at a floating rate. We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

     Senior Convertible Notes. While we pay interest on the Notes at a fixed rate of 3.25%, the fair value of the Notes is sensitive to changes in interest rates and to changes in the market price of our common stock. Interest rate changes may result in increases or decreases in the fair value of the Notes due to differences between market interest rates and rates in effect at the inception of the obligation. The fair value of the Notes may also increase or decrease with differences between the current market price of our common stock and the market price on the original issuance date of the Notes. Unless we elect to repurchase our Notes in the open market, changes in their fair value have no impact on our consolidated financial statements as a whole. The estimated fair value of the Notes on March 31, 2005 was approximately $118.7 million, based on quoted market prices.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls subsequent to the date we carried out this evaluation.

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

	By:	/s/ PHILIP H. TRENARY

Date: May 3, 2005		Philip H. Trenary President and Chief Executive Officer

	By:	/s/ PETER D. HUNT

Date: May 3, 2005		Peter D. Hunt Vice President and Chief Financial Officer