Form 10-Q
period 2005-06-30
PINNACLE AIRLINES CORP
filed 2005-08-02
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from___ to___
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
As of August 2, 2005, 21,945,260 shares of common stock were outstanding.

Part I. Financial Information
Item 1. Financial Statements
Pinnacle Airlines Corp.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2005	2004
Operating revenues
Regional airline services	$210,958	$151,654
Other	1,941	519

Total operating revenues	212,899	152,173

Operating expenses
Salaries, wages and benefits	33,027	24,880
Aircraft fuel	28,643	19,527
Aircraft maintenance, materials and repairs	8,835	5,869
Aircraft rentals	69,589	50,062
Other rentals and landing fees	11,062	8,858
Ground handling services	23,125	14,850
Depreciation	1,016	769
Other	14,821	10,448

Total operating expenses	190,118	135,263

Operating income	22,781	16,910

Operating income as a percentage of operating revenues	10.7%	11.1%

Nonoperating income (expense)
Interest expense	(1,069)	(1,252)
Interest income	261	59
Miscellaneous income, net	—	230

Total nonoperating expense	(808)	(963)

Income before income taxes	21,973	15,947
Income tax expense	8,177	6,249

Net income	$13,796	$9,698

Basic and diluted earnings per share	$0.63	$0.44

Shares used in computing basic earnings per share	21,908	21,892

Shares used in computing diluted earnings per share	21,932	21,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Six Months Ended June 30,
	2005	2004
Operating revenues
Regional airline services	$403,709	$285,041
Other	3,922	1,011

Total operating revenues	407,631	286,052

Operating expenses
Salaries, wages and benefits	64,509	48,099
Aircraft fuel	54,105	36,067
Aircraft maintenance, materials and repairs	16,073	11,515
Aircraft rentals	132,895	93,682
Other rentals and landing fees	21,204	16,935
Ground handling services	45,789	28,353
Depreciation	1,978	1,490
Other	28,226	18,657

Total operating expenses	364,779	254,798

Operating income	42,852	31,254

Operating income as a percentage of operating revenues	10.5%	10.9%

Nonoperating income (expense)
Interest expense	(2,157)	(2,540)
Interest income	417	112
Miscellaneous income, net	—	315
Gain on extinguishment of debt	18,000	—

Total nonoperating income (expense)	16,260	(2,113)

Income before income taxes	59,112	29,141
Income tax expense	21,984	11,389

Net income	$37,128	$17,752

Basic and diluted earnings per share	$1.69	$0.81

Shares used in computing basic earnings per share	21,908	21,892

Shares used in computing diluted earnings per share	21,930	21,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets

Current assets

Cash and cash equivalents	$66,487	$34,912

Receivables, net	28,416	25,139

Spare parts and supplies, net	6,034	5,341

Prepaid expenses and other assets	7,442	5,644

Deferred income taxes	967	860

Total current assets	109,346	71,896

Property and equipment
Aircraft and rotable spares	37,758	35,837
Other property and equipment	18,363	16,161
Office furniture and fixtures	1,934	1,863

	58,055	53,861
Less accumulated depreciation	(16,389)	(14,445)

Net property and equipment	41,666	39,416

Other assets, primarily aircraft deposits	24,601	21,111

Debt issuance costs, net	4,306	—

Contractual rights under airline services agreement, net	15,027	15,115

Costs in excess of net assets acquired, net	18,422	18,422

Total assets	$213,368	$165,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Liabilities and stockholders’ equity (deficiency)

Current liabilities

Accounts payable	$19,214	$16,983

Accrued expenses	19,449	15,083

Income taxes payable	13,108	1,633

Other current liabilities	1,834	6,756

Total current liabilities	53,605	40,455

Deferred income taxes	8,209	7,105

Other liabilities	636	948

Senior convertible notes	121,000	—

Note payable and line of credit	—	125,000

Commitments and contingencies

Stockholders’ equity (deficiency)

Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, no shares issued	—	—

Series A preferred stock, stated value $100 per share; one share authorized and issued	—	—

Series common stock, par value $0.01 per share; 5,000,000 shares authorized; no shares issued	—	—

Common stock, $0.01 par value; 40,000,000 shares authorized, 21,945,260 and 21,950,260 shares issued, respectively	219	220

Additional paid-in capital	85,549	85,603

Accumulated deficit	(55,721)	(92,849)

Unearned compensation on restricted stock	(129)	(522)

Total stockholders’ equity (deficiency)	29,918	(7,548)

Total liabilities and stockholders’ equity (deficiency)	$213,368	$165,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net income	$37,128	$17,752
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,978	1,490
Loss (gain) on disposal of rotable spares	261	(230)
Deferred income taxes	997	1,558
Provision for spare parts and supplies obsolescence	128	75
Gain on extinguishment of debt	(18,000)	—
Amortization of contractual rights	88
Amortization of unearned compensation, net of forfeitures	339	—
Amortization of debt issuance costs	91	—
Reduction of deferred credits		(104)

Changes in operating assets and liabilities:
Receivables	(3,256)	(3,662)
Spare parts and supplies	(821)	(478)
Prepaid expenses and other current assets	(1,685)	1,374
Aircraft and engine deposits	(3,635)	(4,375)
Accounts payable and accrued expenses	6,597	7,522
Other current liabilities	4	19
Income taxes payable	11,475	(4,206)

Cash provided by operating activities	31,689	16,735

Investing activities
Purchases of property and equipment	(4,489)	(2,665)
Purchase of contractual rights	(5,115)	—
Proceeds from the sale of property and equipment	—	960

Cash used in investing activities	(9,604)	(1,705)

Financing activities
Payment to extinguish note payable	(101,600)	—
Payments on note payable	—	(6,000)
Repayment under line of credit	(5,000)	—
Gross proceeds from issuance of senior convertible notes	121,000	—
Debt issuance costs	(4,510)	—
Other costs to retire note payable	(400)	—

Cash provided by (used in) financing activities	9,490	(6,000)

Net increase in cash and cash equivalents	31,575	9,030
Cash and cash equivalents at beginning of period	34,912	31,523

Cash and cash equivalents at end of period	$66,487	$40,553

Supplemental disclosure of cash flow information
Interest paid	$518	$3,553
Income tax payments	$9,512	$14,037
The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
     Pinnacle Airlines Corp. (the ‘‘Company’’) operates through its wholly owned subsidiary, Pinnacle Airlines, Inc., as a regional airline that provides airline capacity to Northwest Airlines, Inc. (‘‘Northwest’’), a wholly owned indirect subsidiary of Northwest Airlines Corporation. The Company operates as a Northwest Airlink carrier at Northwest’s domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis, and the regional focus cities of Indianapolis and Milwaukee. As of June 30, 2005, the Company operated an all-regional jet fleet of 137 Canadair Regional Jet (‘‘CRJ’’) aircraft and offered regional airline services with approximately 742 daily departures to 111 cities in 37 states and four Canadian provinces.
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
2. Airline Services Agreement
     The Company operates its all-CRJ fleet under an Airline Services Agreement (“ASA”) with Northwest that became effective March 1, 2002. The term of the ASA, as amended, extends through December 31, 2017, currently provides for the Company to operate 139 CRJ aircraft and earn a target operating margin of 10%. Upon expiration, the ASA is automatically renewed for successive five-year periods unless terminated by the Company or Northwest.
     Under the ASA, the Company receives the following payments from Northwest:
     Reimbursement payments. The Company receives monthly reimbursements for all expenses relating to: aircraft fuel; basic aircraft rentals; aviation liability, war risk and hull insurance; third-party deicing services; CRJ third-party engine and airframe maintenance; hub and maintenance facility rentals; passenger security costs; Detroit landing fees and property taxes. The Company’s revenue varies with cost fluctuations for these reimbursed items because the Company is reimbursed by Northwest for the actual expenses incurred.
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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
3. Earnings Per Share (continued)
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$13,796	$9,698	$37,128	$17,752

Basic and diluted earnings per share	$0.63	$0.44	$1.69	$0.81

Share computation:
Weighted average number of shares out- standing for basic earnings per share	21,908	21,892	21,908	21,892
Assumed exercise of stock options	24	—	22	7

Weighted average number of shares out- standing for diluted earnings per share	21,932	21,892	21,930	21,899

     Options to purchase 723 shares of common stock were excluded from the diluted EPS calculation because the effect would be anti-dilutive.
4. Senior Convertible Notes
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
     Proceeds from the sale of the Notes were used to purchase the outstanding $120,000 note payable to Northwest at a discounted price of $101,600, to repay the $5,000 of borrowings outstanding under the revolving credit facility with Northwest (the “Northwest Facility”), in each case with accrued and unpaid interest, and for general corporate purposes. As a result, the Company recorded a pre-tax gain of $18,000, net of advisory fees of $400, related to the extinguishment of debt during the first quarter of 2005. A more detailed discussion of the Company’s borrowings from Northwest is provided in Note 6.
     The holders of the Notes may require us to purchase all or a portion of their notes for cash on February 15, 2010, February 15, 2015, and February 15, 2020 (“Redemption Dates”) at a purchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any, to the purchase date. The Notes are structured such that, upon the occurrence of certain events, holders may convert the Notes into the equivalent value of the Company’s common stock at an initial conversion rate of 75.6475 shares per $1,000 principal amount of Notes, representing an initial conversion price of $13.22 per share. Upon conversion, the Company will pay the holder all or a portion of a conversion value in cash up to the $1,000 principal amount. To the extent that the conversion value exceeds the $1,000 principal amount, the excess will be settled in cash, common stock or a combination of both, at the Company’s option.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
4. Senior Convertible Notes (continued)
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
     In determining the impact of the Notes on its diluted earnings per share, the Company follows the consensus reached by the Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”) issued during September 2004. In accordance with EITF 04-08, the Company’s calculation of fully diluted earnings per share will only be impacted by the number of shares of its common stock with a market value equal to the excess of the Notes’ conversion value over their $1,000 principal amount. No increase in the number of shares used in the Company’s diluted EPS calculation will result from the Notes during a reporting period unless the Company’s average price of its common stock during such reporting period exceeds the initial conversion price of $13.22, and then only to the extent of that excess.
5. Line of Credit
     On June 16, 2005, the Company entered into a Revolving Credit Facility (the “Revolver”) with First Tennessee Bank. The Revolver is a one-year commitment that allows for borrowings up to $17,000. Advances under the facility will accrue interest at the Bank’s base rate, or at LIBOR plus 2.50% at the Company’s option. The Revolver is secured by the Company’s inventory of spare parts, ground equipment, and furniture and fixtures. The Revolver contains certain affirmative and negative covenants, including a restriction on the ability to pledge cash and accounts receivable outside the normal course of business and a limitation on draws under the Revolver if there has been a material adverse change in the Company’s financial condition. A Chapter 11 filing by Northwest might cause a material adverse change in the Company’s financial condition, thereby preventing the Company from accessing the Revolver. Additional information concerning a Chapter 11 filing by Northwest can be found in Note 15. As of June 30, 2005, there were no amounts outstanding under the Revolver.
6. Borrowings from Northwest
     In January 2003, the Company issued a $200,000 note payable to Northwest as a dividend and obtained a Revolving Credit Facility (the ‘‘Northwest Facility’’) from Northwest that allowed for borrowings up to $25,000. The note payable required quarterly principal payments of $5,000 and accrued interest at the rate of 3.4%, which was payable quarterly. The Northwest Facility accrued interest at the rate of 1% plus a margin that was equal to the higher of the most recent prime rate offered by JPMorganChase Bank, or the most recent overnight federal funds rate offered to JPMorganChase Bank plus 0.5%.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
6. Borrowings from Northwest (continued)
     On November 25, 2003, the Company completed an initial public offering (the “Offering”). Immediately following the Offering, Northwest made a capital contribution to the Company in the amount of $50,000 to lower outstanding principal balance to $135,000. At the time of the Offering, the quarterly principal payments were lowered to $3,000.
     As discussed in Note 4, the Company used the proceeds from its issuance of the Notes to repurchase the outstanding note payable to Northwest with a balance of $120,000 in its entirety at a discounted purchase price of $101,600, together with accrued and unpaid interest and to repay the $5,000 of borrowings outstanding under the Northwest Facility, together with accrued and unpaid interest.
     As a result of the retirement of the note payable to Northwest, the Company recorded a pre-tax gain of $18,000, net of advisory fees of $400. Due to this event, the total outstanding borrowings from Northwest of $125,000 were classified as a non-current liability on the Company’s consolidated balance sheet as of December 31, 2004.
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
Stock Options
     An initial grant of 858 stock options to purchase the Company’s common stock occurred in November 2003 at an exercise price of $14.00. These options vest over four years in annual increments of 25% and will expire ten years after the grant date. For the three and six months ended June 30, 2005, 9 and 36, respectively, of previously granted options were forfeited. In September 2004, an additional 32 stock options to purchase the Company’s common stock were granted to non-employee members of the Board of Directors under the 2003 Stock Incentive Plan at an exercise price of $10.23. These options vest one year after the grant date and will expire ten years after the grant date.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). The Company expects to adopt SFAS No. 123R effective January 1, 2006. In the pro forma table below, the Company utilizes the Black-Scholes standard option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which of the adoption methods provided by SFAS 123R will be used, the financial statement impact of adopting SFAS No. 123R or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
7. Stock-Based Compensation (continued)
     The following table illustrates the effect on net income and income per share, assuming the compensation costs for the Company’s stock option and purchase plans had been determined using the fair value method as required under SFAS No. 123:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$13,796	$9,698	$37,128	$17,752
Add: Stock-based compensation expense included in reported net income, net of tax	61	—	214	—
Deduct: Total pro forma stock-based compensation expense, net of tax	(309)	(283)	(688)	(566)

Pro forma net income	$13,548	$9,415	$36,654	$17,186

Earnings per common share:
Basic and diluted — as reported	$0.63	$0.44	$1.69	$0.81
Basic and diluted — pro forma	$0.62	$0.43	$1.67	$0.79
     The pro forma effect on net income per share is not necessarily representative of the effect in future years.
Restricted Stock
     In October 2004, the Company awarded 58 shares of restricted stock to certain officers and members of the Board of Directors under the Company’s 2003 Stock Incentive Plan. With the stock grant, the Company recorded on its balance sheet unearned compensation of $631, the market value of the shares on the date of grant. Using the straight-line method, this amount is being amortized ratably over the vesting periods, none of which exceed one year. During the three and six months ended June 30, 2005, the Company recognized $61 and $214, net of tax, respectively, of compensation expense related to this grant of restricted stock. The unamortized balances of $129 and $522 are shown on the Company’s consolidated balance sheets as of June 30, 2005 and as of December 31, 2004, respectively, as unearned compensation in stockholders’ equity.
     During the vesting periods, grantees have voting rights, but the shares may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of, alienated or encumbered. Additionally, granted but unvested shares are forfeited upon a grantee’s separation from service. During the six months ended June 30, 2005, 5 unvested shares were forfeited and 16 shares vested.
8. Related Party Transactions
     Northwest is a related party of the Company. As previously noted, the Company generates substantially all of its revenue from its ASA with Northwest under which the Company uses the “NW” two-letter designator code in displaying its schedules on all flights in the automated airline reservation systems used throughout the industry. Under this agreement, the Company uses the name “Northwest Airlink” and leases all of its CRJs from Northwest. Northwest is the owner of 2,492 shares of the Company’s common stock and the Company’s Series A preferred stock. The Company also had certain borrowings from Northwest, as discussed in Note 6.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
8. Related Party Transactions (continued)
     Amounts recorded in the Company’s consolidated statements of income for transactions with Northwest for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Regional airline services revenue	$210,958	$151,654	$403,709	$285,041
Other revenue	1,430	144	2,792	183
Expenses:
Aircraft fuel	28,643	19,447	54,105	35,858
Aircraft rentals	69,589	50,062	132,895	93,682
Other rentals and landing fees	2,813	2,813	5,625	5,625
Ground handling services	16,637	10,373	32,042	19,288
Other	328	78	513	135
Interest expense	—	1,217	463	2,468
     Net amounts due from Northwest as of June 30, 2005 and December 31, 2004 were $26,650 and $22,894, respectively, and are included in accounts receivable in the Company’s consolidated balance sheets.
     Net amounts due to Northwest as of June 30, 2005 and December 31, 2004 were $2,815 and $1,061, respectively, and are included in accounts payable in the Company’s consolidated balance sheets.
     In accordance with the ASA, aircraft fuel costs are reimbursed in full by Northwest and capped at $0.78 per gallon.
     The Company subleases certain Saab aircraft to Mesaba Airlines (“Mesaba”), another Northwest regional carrier, and obtains ground handling services at certain cities where Mesaba has existing operations. Ground handling services obtained from Mesaba for the three months ended June 30, 2005 and 2004 totaled $4,911 and $3,713, respectively. For the six months ended June 30, 2005 and 2004, the Company obtained ground handling services from Mesaba totaling $8,815 and $7,573, respectively.
     Additionally, as provided in the ASA with Northwest, the Company provides certain ground handling services at selected cities to Mesaba. Ground handling services provided to Mesaba for the three months ended June 30, 2005 and 2004 totaled $279 and $273, respectively. For the six months ended June 30, 2005 and 2004, the Company provided a total of $750 and $664, respectively. These amounts are included in other operating revenue in the Company’s consolidated statements of income.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
9. Income Taxes
     The following summarizes the significant components of the Company’s income tax expense for the periods indicated:

	Three Months Ended June 30,
	2005		2004
	$	%	$	%
Income tax expense at statutory rate	$7,691	35.0%	$5,580	35.0%
State income taxes, net of federal taxes	440	2.0%	621	3.9%
Other	46	0.2%	48	0.3%

Income tax expense	$8,177	37.2%	$6,249	39.2%

	Six Months Ended June 30,
	2005		2004
	$	%	$	%
Income tax expense at statutory rate	$20,689	35.0%	$10,199	35.0%
State income taxes, net of federal taxes	1,227	2.1%	1,142	3.9%
Other	68	0.1%	48	0.2%

Income tax expense	$21,984	37.2%	$11,389	39.1%

     The Company has provided estimated accruals of approximately $13,000 for certain income tax contingencies related to the repurchase of debt.
10. Warranty
     The Company files claims for vendor refunds on warrantable spare parts and flight equipment that require repair or replacement. The Company reduces its aircraft maintenance costs when claims are filed by the amount it expects to recover from vendors. The balance of outstanding warranty claims, net of allowance, at June 30, 2005 and December 31, 2004 was $508 and $834, respectively.
11. Contractual Rights under Airline Services Agreement
     In December 2004, the Company acquired certain contractual rights when it entered into Amendment No. 4 to the ASA with Northwest that, among other things, increased the number of CRJs that the Company may operate under the ASA to 139. Also, this Amendment provided that the Company would pay $15,115 to Northwest in consideration for the agreements and covenants therein, $10,000 of which was paid in the fourth quarter of 2004. The remaining $5,115 was paid in May 2005. The delivery of the ten additional aircraft began in the second quarter of 2005 and was completed on July 18, 2005.
     Beginning with the additional aircraft deliveries in the second quarter, the Company expects these contractual rights to contribute directly to its cash flows, and will amortize the amount on a straight-line basis over the remaining term of the ASA. The Company recorded a reduction to regional airline services revenue of $88 during the second quarter related to the amortization of this intangible asset and expects future amortization to be $591 for the remainder of 2005 and $1,203 in years 2006 through 2017.
12. Manufacturer Credits
     The Company purchases from Northwest certain manufacturer credits to acquire flight equipment, spare parts and supplies and maintenance services. Under the ASA, the Company may decline to purchase credits that it does not plan to utilize within 180 days. The Company had available manufacturer credits of $2,482 and $2,206 at June 30, 2005 and December 31, 2004, respectively, which are included in prepaid expenses and other assets in the Company’s consolidated balance sheets.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
12. Manufacturer Credits (continued)
     The Company purchased manufacturer credits from Northwest in the amount of $2,583 and $551, for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the Company purchased manufacturer credits of $4,270 and $1,279, respectively.
13. Leases
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
     The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under noncancelable capital and operating leases, excluding future CRJ aircraft deliveries, with initial or remaining lease terms in excess of one year as of June 30, 2005:

	Noncancelable Leases
	Aircraft	Non-aircraft
Remainder of 2005	$147,678	$3,256
2006	295,165	6,486
2007	290,095	6,211
2008	289,092	5,532
2009	287,758	5,287
Thereafter	2,301,600	34,730

	3,611,388	61,502
Sublease rental income	(15,138)	(244)

Total minimum operating lease payments	$3,596,250	$61,258

14. Commitments and Contingencies
     Employees. As of June 30, 2005, approximately 77% of the Company’s workforce were members of unions representing pilots (30%), flight attendants (21%) and customer service agents (26%). The collective bargaining agreement for pilots became amendable on April 30, 2005, and the collective bargaining agreements for flight attendants and customer service agents become amendable July 31, 2006 and March 19, 2010, respectively. The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable. The Company and its pilots union are currently in negotiations to amend its collective bargaining agreement. The Company has set a goal to complete negotiations during 2005.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
14. Commitments and Contingencies (continued)
     Legal Proceedings. The Company is a defendant in various lawsuits arising in the ordinary course of business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of the Company’s management based on current information and legal advice that the ultimate disposition of these suits will not have a material adverse effect on the financial statements as a whole.
     Purchase Commitments. The Company has a contractual obligation to purchase cost per hour services with an avionics service provider. The contract has approximately six years remaining under the original 10-year term and covers repair and support services for the Company’s avionics equipment on a per flight hour basis, subject to a minimum purchase obligation of approximately $600 per year through the remainder of the term of the contract.
     The Company has contractual obligations of approximately $3,038 under certain software license agreements with various service providers. The contracts vary in term and extend through 2012. Contractual obligations to these service providers are approximately $460 per year in 2005 through 2009 and $310 per year in 2009 through May of 2012.
     Self-Insurance. The Company self-insures a portion of its losses from claims related to medical insurance for employees. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and actual experience. The Company is also self-insured for the required deductibles under insurance policies that it maintains for property and casualty losses. The deductibles required under these policies are consistent with industry standards.
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
     General Guarantees and Indemnifications. The Company is party to numerous contracts and real estate leases in which it is common for the Company to agree to indemnify third parties for tort liabilities that arise out of or relate to the subject matter of the contract or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities involving negligence of the indemnified parties on common commercial terms. Additionally, the Company will typically indemnify the lessors and related third parties for any environmental liability that arises out of or relates to the Company’s use of the leased premises.
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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
14. Commitments and Contingencies (continued)
     The Company expects that it would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate it leases and aircraft it operates.
     The Company does not expect the potential amount of future payments under the foregoing indemnities and agreements to be material.
     Other contingencies. On October 14, 2004, a repositioning flight operated by the Company, which was not carrying any passengers or flight attendants, was involved in an accident. The National Transportation Safety Board (“NTSB”) is currently investigating the accident and the Company is fully cooperating with the investigation. As part of its normal investigation process, the NTSB held a public hearing in June 2005 related to this accident. The Company does not expect that the NTSB will release the results of its investigation before the fourth quarter of 2005. The Company does not expect any costs associated with this accident to have a material impact on its financial statements as a whole.
     In March 2005, an aircraft operated by the Company was involved in an event at the General Mitchell International Airport in Milwaukee, Wisconsin. Although there were no injuries, the aircraft was damaged, but has since been repaired and is now back in service. The NTSB is currently investigating the event and the Company is fully cooperating with the investigation. The Company has recorded a liability equal to its insurance deductible and expects no further material costs to result from this event.
15. Financial Condition of Major Customer
     The Company derives substantially all of its revenues from Northwest. In July 2005, Northwest indicated in a filing with the Securities and Exchange Commission that it must achieve labor cost restructurings with most of its labor groups and also obtain federally legislated pension relief, or it would be forced to consider other alternatives, including a Chapter 11 bankruptcy filing. Northwest cited the recent increase in fuel prices as accelerating the need for labor cost savings, and also indicated that its current estimate of required contributions to its pension plans in 2006 and 2007 would be approximately $800 million and $1.7 billion, respectively, without pension reform.
     A Chapter 11 filing in United States Bankruptcy Court by Northwest would likely have a significant impact on the Company’s financial condition. Any amounts owed to the Company from Northwest at the time of a Chapter 11 filing would likely be stayed by the Bankruptcy Court pending additional review of the ASA and related agreements between the Company and Northwest. The amounts owed to the Company under the ASA could be significant, depending on the timing of a Northwest filing.
     Additionally, during a Chapter 11 reorganization, Northwest will have the opportunity to elect either to assume all of the terms of the ASA, or to reject the agreement in its entirety. Northwest would also have the opportunity to individually assume or reject aircraft leases, facilities agreements, and any other contractual agreements between the Company and Northwest. Any such elections would be subject to the approval of the Bankruptcy Court. The Company believes that Northwest could not assume the ASA without additionally assuming the related aircraft leases and other contractual agreements between the Company and Northwest, because those other agreements are necessary for Northwest to comply with its obligations under the ASA. Although the Company believes that Northwest would not legally be entitled to unilaterally amend portions of any particular agreement between the Company and Northwest, Northwest could seek to renegotiate certain terms with the Company prior to seeking Bankruptcy Court approval to assume any of the agreements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
15. Financial Condition of Major Customer (continued)
     The Company’s regional jet operations currently represent approximately 26% of the system-wide departures in the Northwest global airline network. In addition, under Northwest’s hub and spoke business model, Northwest’s mainline network is dependent upon the connecting passengers provided by the Company’s regional jet operations. The Company further believes that the significant costs and time associated with transitioning regional jet operations to another operator are such that it would be economically unfeasible for Northwest to do so without significantly damaging its future operations and financial condition. Because of these factors, the Company believes that it is an integral part of Northwest’s operations and expects to continue operating under the ASA in the event of a Chapter 11 filing by Northwest.
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
Overview
     Our available seat miles (“ASMs”), block hours and cycles increased by approximately 50%, 46% and 32%, respectively, during the three months ended June 30, 2005, compared to the same period in 2004. Our ASMs, block hours and cycles increased by approximately 53%, 50% and 34%, respectively, during the six months ended June 30, 2005, compared to the same period in 2004. The increases were driven primarily by the growth in our fleet of Canadair Regional Jets (‘‘CRJs’’), 14 and 20 of which were added during the three and six months ended June 30, 2005, respectively. By adding 36 aircraft since June 30, 2004, we have grown our fleet by 36% to include 137 CRJs at June 30, 2005.
     Total operating revenues for the three and six months ended June 30, 2005 were $212.9 million and $407.6 million, respectively, which represented increases of 40% and 43% over the same periods in 2004. Regional airline services revenue for the three and six months ended June 30, 2005 were $211.0 million and $403.7 million, respectively, which represented increases of 39% and 42% over the same periods in 2004. Operating income for the three and six months ended June 30, 2005 were $22.8 million and $42.9 million, respectively, which represented increases of $5.9 million and $11.6 million over the same periods in 2004. Since December 31, 2004, our balance of cash and cash equivalents has increased by $31.6 million to $66.5 million.
     Net income for the three and six month periods ended June 30, 2005 and 2004 was $13.8 million and $37.1 million, respectively. Results for the six month period ended June 30, 2005 included a nonrecurring pre-tax gain of $18.0 million ($11.3 million net of related income taxes) from the retirement of the note payable to Northwest. Excluding the gain, net income and diluted earnings per share for the six months ended June 30, 2005 was $25.8 million and $1.18, respectively, representing increases of 45% and 46% over the same period in 2004.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)
     In May 2005, we announced that we expected to incur operational performance penalties for the six months ended June 30, 2005 under our ASA with Northwest. Accordingly, our first quarter regional airline services revenue was reduced by a $1.0 million estimate for performance penalties related solely to first quarter performance. During the second quarter of 2005, our operating performance improved significantly and as a result, the $1.0 million estimate previously recorded for performance penalties was sufficient for the actual penalty we expect to owe Northwest for the entire six month period. Accordingly, no additional performance penalty was recorded during the second quarter of 2005.
     The following reconciles our net income as reported in accordance with generally accepted accounting principles (“GAAP”) for the six months ended June 30, 2005 to net income excluding the nonrecurring gain described above. We believe that this information is useful as it indicates more clearly our comparative year-to-year results. None of this information should be considered a substitute for any measures prepared in accordance with GAAP. We have included this reconciliation of non-GAAP financial measures to our most comparable GAAP financial measures included herein.

	Six Months Ended June 30,
	2005	2004	% Increase
	(in thousands)
Net Income

Net income in accordance with GAAP	$37,128	$17,752	109%
Deduct: Gain on extinguishment of debt, net of related tax	(11,302)	—

Net income excluding gain on extinguishment of debt	$25,826	$17,752	45%

Basic and Diluted EPS

Basic and diluted EPS in accordance with GAAP	$1.69	$0.81	109%

Deduct: Gain on extinguishment of debt, net of related tax	(0.51)	—

Basic and diluted EPS excluding gain on extinguishment of debt	$1.18	$0.81	46%

Outlook
     During July 2005, we accepted delivery of two additional aircraft, bringing our total CRJ fleet to 139 aircraft. We are not currently scheduled to take any additional deliveries of CRJ aircraft under our ASA with Northwest. Additionally, based on Northwest’s recently announced decision to award 15 CRJ aircraft and an option to potentially fly an additional 20 CRJ aircraft to another regional airline, we do not believe that any new deliveries will be scheduled in the near-term under our agreement with Northwest.
     We believe that strong operational performance and rigorous cost control are key to maintaining our successful relationship with Northwest, and we will continue to focus on these areas. We also believe that we would be a competitive candidate to operate any additional regional aircraft that Northwest might choose to add to its network beyond the 139 firm CRJ aircraft operated by us and the 15 firm and 20 option CRJ aircraft awarded to another carrier.
     Subject to certain restrictions, our ASA allows us to establish separate operations to provide airline services to other major carriers. We intend to actively pursue opportunities with other major airlines that are interested in entering into a business relationship with a high quality, cost-efficient regional airline partner. For any such opportunities, we would plan to use a separate airline subsidiary operating under a second air carrier certificate from the Department of Transportation (“DOT”) to provide services to another airline partner, although we do not currently have a separate certificated subsidiary for such purpose. We

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)
believe opportunities may exist to provide regional airline services to other carriers using equipment types with capacities ranging from 70 to 90 seats. We are currently restricted by the terms of our ASA from operating aircraft with more than 59 seats, even through the use of a separate operating subsidiary and separate air carrier certificate. We have requested that Northwest review this scope limitation.
     We are in the process of voluntarily adopting the standards of the Air Transportation Oversight System (“ATOS”) prescribed by the Federal Aviation Administration (“FAA”). ATOS is a system developed by the FAA that allows air carriers to standardize their operating methods and procedures, providing for better coordination of the FAA’s role in monitoring and reviewing certificated air carriers. Implementing ATOS requires, among other things, standardizing certain flight operating procedures and policies and replacing paper operating manuals with electronic manuals. We are not required to adopt ATOS and have chosen to do so voluntarily. We believe that adopting ATOS standards for our existing operations will reduce the time to apply for and obtain a second air carrier operating certificate from the DOT, because a second operating certificate would also be ATOS compliant.
     Northwest has reported losses in excess of $3.3 billion since the beginning of 2001. In July 2005, Northwest indicated in a filing with the Securities and Exchange Commission that it might be forced to file for protection under Chapter 11 of the bankruptcy code in the near future if it is unable to achieve labor cost reductions and obtain federally legislated pension relief. Northwest further cited the recent increase in fuel prices as accelerating the need for labor cost savings, and also indicated that its current estimated required contributions to its pension plans in 2006 and 2007 would be approximately $800 million and $1.7 billion, respectively, without pension reform.
     Northwest is currently in negotiations to amend certain collective bargaining agreements with some of the unions representing its employees, including the Aircraft Mechanics Fraternal Association (“AMFA”), the union that represents its mechanics. On July 20, 2005, the National Mediation Board released Northwest and AMFA into a 30-day “cooling off” period. If the parties are unable to come to agreement after the 30 day period, the employees represented by AMFA would be free to strike. Northwest has announced its intention to continue to operate scheduled airline service in the event of a strike by its mechanics, and it has notified us that we should plan to continue operations. In the event Northwest is unable to operate during a strike by its mechanics, Northwest would not be contractually relieved of its commitments to us under the ASA. However, a strike would likely have a material impact on Northwest’s financial condition, and could increase the probability of a Chapter 11 filing by Northwest in the near future. In addition, a strike could impact our ability to continue providing regional airline services to Northwest if Northwest is unable to provide any of the ancillary services that it currently provides to us.
      A Chapter 11 filing by Northwest would likely have a significant impact on our financial condition, and could have an adverse impact on our operations. We would be a potential creditor of Northwest’s in a Chapter 11 filing, and Northwest could reject our ASA or ask us for concessions prior to assuming our ASA during the bankruptcy process. We believe that we are an integral part of Northwest’s operations as a hub and spoke carrier. Accordingly, we would expect to continue to operate under our ASA in the event of a Chapter 11 filing by Northwest. Further, we believe that the significant costs and time associated with transitioning our regional jet operations to another operator are such that it would be economically unfeasible for Northwest to do so without significantly damaging its future operations and financial condition. United Airlines, Inc. (“United”) and U.S. Airways, Inc. (“U.S. Airways”), major airline competitors to Northwest, are currently operating under Chapter 11 proceedings. In both instances, United and U.S. Airways negotiated with their regional airline partners to obtain cost concessions, and in some instances, capital commitments, before assuming the related contractual operating agreements. Some of United’s and U.S. Airways’ regional partners obtained commitments for additional aircraft in exchange for the related cost concessions and capital. In the event of a Chapter 11 filing, Northwest could possibly ask us for amendments to our ASA and related agreements that are unfavorable to us before assuming those agreements. In addition, our ongoing relationship with Northwest would be subject to Bankruptcy Court approval. Our profitability and liquidity could be significantly reduced by the unforeseen risks, expenses and uncertainties of a Chapter 11 bankruptcy filing by Northwest. Additional information concerning a Chapter 11 filing by Northwest can be found in note 15 to our interim condensed consolidated financial statements included in this document.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)
Results of Operations
     The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2005 compared to the same periods in 2004.
Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004
Revenues
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
     The following schedule summarizes operating revenue, operating expenses, and operating income by type for the periods indicated:

	Three Months Ended June 30,
	(in thousands)
	2005			2004
	Reimbursed	Pre-set Rates	Total	Reimbursed	Pre-set Rates	Total
Operating revenues:
Regional airline services	$141,141	$69,817	$210,958	$100,662	$50,992	$151,654
Other	—	1,941	1,941	—	519	519

Total operating revenues	141,141	71,758	212,899	100,662	51,511	152,173

Operating expenses:
Salaries, wages and benefits	—	33,027	33,027	—	24,880	24,880
Aircraft fuel	28,485	158	28,643	19,447	80	19,527
Aircraft maintenance, materials and repairs	3,622	5,213	8,835	2,842	3,027	5,869
Aircraft rentals	69,589	—	69,589	50,062	—	50,062
Other rentals and landing fees	4,710	6,352	11,062	4,656	4,202	8,858
Ground handling services	16,770	6,355	23,125	10,541	4,309	14,850
Depreciation	—	1,016	1,016	—	769	769
Other	3,851	10,970	14,821	3,048	7,400	10,448

Total operating expenses	127,027	63,091	190,118	90,596	44,667	135,263

Operating income:	$14,114	$8,667	$22,781	$10,066	$6,844	$16,910

Operating income as a percent of operating revenues	10.0%	12.1%	10.7%	10.0%	13.3%	11.1%
     Operating revenue of $212.9 million for the three months ended June 30, 2005 increased $60.7 million, or 40%, over operating revenue of $152.2 million for the same period in 2004. The increase in operating revenue was primarily caused by the addition of 36 CRJ aircraft to our fleet. CRJ block hours and cycles increased by 46% and 32%, respectively, causing increases in revenue, including margin, of $11.7 million and $4.4 million, respectively. Revenue associated with expense reimbursements, including margin, increased by $40.5 million, or 40%.
     Regional airline services revenue per CRJ block hour for the three months ended June 30, 2005 and 2004 were $1,913 and $2,004, respectively, which represents a decrease of approximately 5%. Regional airline services revenue per cycle increased by 5% to $3,296 from $3,137. The variances in revenue per block hour and cycle are due primarily to an increase in the average length of our flights of 12% over the same periods.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)
Operating Expenses
     The increase in operating expenses during the three months ended June 30, 2005 was predominantly due to the growth in our level of operations. Total operating expenses increased by $54.9 million, or 41%, which is comprised of increases in reimbursed expenses and expenses based on pre-set rates of approximately 40% and 41%, respectively.
     Salaries, wages and benefits increased by $8.1 million, or 33%, due to the 44% increase in the number of employees as well as wage rate and benefit increases. Increases of 28%, 52% and 86% in the number of pilots, flight attendants and customer service agents, respectively, accounted for $6.9 million of the increase.
     Aircraft fuel expense increased $9.1 million, or 47%, due to the 46% increase in block hours. In accordance with the ASA, aircraft fuel costs are reimbursed in full by Northwest and capped at $0.78 per gallon.
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
     Aircraft rental expense increased $19.5 million, or 39%, due to the addition of 36 aircraft to our fleet. As previously noted, we sublease our CRJ aircraft from Northwest under operating leases that expire December 31, 2017. The monthly lease rates include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Northwest reimburses aircraft rental expense in full under the ASA.
     Other rentals and landing fees increased due to an increase in landing fees of approximately $1.7 million, or 37%, which is largely due to our increased level of operations and a change in the mix of cities where we provide passenger service.
     Ground handling services increased by $8.3 million, or 56%, due primarily to the 32% increase in the number of departures performed. The increase in ground handling expense per departure was primarily due to the addition of new cities where we provide passenger service with higher average handling costs.
     The increase in other expenses was driven by our increased level of operations, most notably an increase of $1.1 million of expenses associated with overnight travel for our pilots and flight attendants and Canadian air traffic control costs of $0.3 million. Additionally, $0.5 million of the increase is attributable to certain professional service expenses and $0.4 million is attributable to property taxes.
Nonoperating Income and Expenses
     Higher average cash balances during the three months ended June 30, 2005 caused an increase in interest income compared to the same period in 2004. A reduction in the interest rates on our outstanding borrowings caused the decrease in interest expense for the same periods.
     Miscellaneous income for the three months ended June 30, 2004 consists of a gain of $0.2 million recorded in connection with the sale of the Saab equipment. There were no such transactions for the same period in 2005.
Income Tax Expense
     Our effective tax rate for state income taxes for the three months ended June 30, 2005 was 1.9% less than the effective rate for the same period in 2004. This reduction was primarily due to changes in the apportionment of taxable income to those states where we operate.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)
Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004
Revenues
     The following schedule summarizes operating revenue, operating expenses, and operating income by type for the periods indicated:

	Six Months Ended June 30,
	(in thousands)
	2005			2004
	Reimbursed	Pre-set Rates	Total	Reimbursed	Pre-set Rates	Total
Operating revenues:
Regional airline services	$272,058	$131,651	$403,709	$189,974	$95,067	$285,041
Other	—	3,922	3,922	—	1,011	1,011

Total operating revenues	272,058	135,573	407,631	189,974	96,078	286,052

Operating expenses:
Salaries, wages and benefits	—	64,509	64,509	—	48,099	48,099
Aircraft fuel	53,834	271	54,105	35,858	209	36,067
Aircraft maintenance, materials and repairs	7,493	8,580	16,073	5,846	5,669	11,515
Aircraft rentals	132,895	—	132,895	93,682	—	93,682
Other rentals and landing fees	9,342	11,862	21,204	9,190	7,745	16,935
Ground handling services	33,891	11,898	45,789	20,479	7,874	28,353
Depreciation	—	1,978	1,978	—	1,490	1,490
Other	7,397	20,829	28,226	5,922	12,735	18,657

Total operating expenses	244,852	119,927	364,779	170,977	83,821	254,798

Operating income:	$27,206	$15,646	$42,852	$18,997	$12,257	$31,254

Operating income as a percent of operating revenues	10.0%	11.5%	10.5%	10.0%	12.8%	10.9%
     Operating revenue of $407.6 million for the six months ended June 30, 2005 increased $121.6 million, or 43%, over operating revenue of $286.0 million for the same period in 2004. The increase in operating revenue was primarily caused by the addition of 36 CRJ aircraft to our fleet. CRJ block hours and cycles increased by 50% and 34%, respectively, causing increases in revenue, including margin, of $23.2 million and $8.4 million, respectively. Revenue associated with expense reimbursements, including margin, increased by $82.0 million, or 43%.
     Regional airline services revenue per CRJ block hour for the six months ended June 30, 2005 and 2004 were $1,918 and $2,030, respectively, which represents a decrease of approximately 6%. Regional airline services revenue per cycle increased by 6% to $3,334 from $3,149. The variances in revenue per block hour and cycle are due primarily to an increase in the average length of our flights of 14% over the same periods.
Operating Expenses
     The increase in operating expenses during the six months ended June 30, 2005 was predominantly due to the growth in our level of operations. Total operating expenses increased by $110.0 million, or 43%, which is comprised of increases in reimbursed expenses and expenses based on pre-set rates of approximately 43%.
     Salaries, wages and benefits increased by $16.4 million, or 34%, due to the 44% increase in the number of employees as well as wage rate and benefit increases. Increases of 28%, 52% and 86% in the number of pilots, flight attendants and customer service agents, respectively, accounted for $13.6 million of the increase.
     Aircraft fuel expense increased $18.0 million, or 50%, due to the 50% increase in block hours. In accordance with the ASA, passenger fuel costs are reimbursed in full by Northwest and capped at $0.78 per gallon.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)
     Aircraft maintenance, materials and repairs expenses that are reimbursed by Northwest increased principally due to increased utilization of certain maintenance cost per hour services. This accounted for approximately $1.8 million of the increase in reimbursed expenses. The remaining increases in maintenance expense, both reimbursed and unreimbursed, were due mainly to the increase in our level of operations and the expiration of warranty on a portion of our fleet.
     Aircraft rental expense increased $39.2 million, or 42%, due to the addition of 36 aircraft to our fleet. As previously noted, we sublease our CRJ aircraft from Northwest under operating leases that expire December 31, 2017. The monthly lease rates include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Northwest reimburses aircraft rental expense in full under the ASA.
     Other rentals and landing fees increased due to an increase in landing fees of approximately $3.5 million, or 40%, which is largely due to our increased level of operations and a change in the mix of cities where we provide passenger service.
     Ground handling services increased by $17.4 million, or 62%, due primarily to the 34% increase in the number of departures performed. The increase in ground handling expense per departure was primarily due to the addition of new cities where we provide passenger service with higher average handling costs.
     The increase in other expenses was driven by our increased level of operations, most notably an increase of $2.1 million of expenses associated with overnight travel for our pilots and flight attendants and Canadian air traffic control costs of $0.6 million. Additionally, $1.9 million of the increase is attributable to certain professional service expenses and $0.6 million is attributable to property taxes.
Nonoperating Income and Expenses
     Higher average cash balances during the six months ended June 30, 2005 caused an increase in interest income compared to the same period in 2004. A reduction in the interest rates on our outstanding borrowings caused the decrease in interest expense for the same periods.
     Nonoperating income for the six months ended June 30, 2005 includes a pre-tax gain of $18.0 million, net of advisory fees of $0.4 million, related to the extinguishment of our debt with Northwest. See Note 4 in Item 1 of this Form 10-Q for further discussion.
Income Tax Expense
     Income tax expense increased by $6.7 million over the same period in 2004 as a result of the pre-tax gain of $18.0 million discussed above.
     Our effective tax rate for state income taxes for the six months ended June 30, 2005 was 1.8% less than the effective rate for the same period in 2004. This reduction was primarily due to changes in the apportionment of taxable income to those states where we operate.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)
Certain Statistical Information
     Information with respect to our operating expense components as a percentage of revenue, as cents per available seat miles (“ASMs”) and as dollars per block hour is as follows:

	Three Months Ended June 30,
	2005				2004
				Cost per	Amount			Cost per
	Amount (in	Percent of	Cents per	Block Hour	(in	Percent of	Cents per	Block Hour
	thousands)	Revenue	ASM	(dollars)	thousands)	Revenue	ASM	(dollars)
Operating expenses:
Salaries, wages and benefits	$33,027	16%	2.23	$300	$24,880	16%	2.52	$329
Aircraft fuel	28,643	13%	1.93	260	19,527	13%	1.97	258
Aircraft maintenance, materials and repairs	8,835	4%	0.59	80	5,869	4%	0.59	78
Aircraft rentals	69,589	33%	4.69	631	50,062	33%	5.06	662
Other rentals and landing fees	11,062	5%	0.75	100	8,858	6%	0.90	117
Ground handling services	23,125	11%	1.56	210	14,850	10%	1.50	196
Depreciation	1,016	0%	0.07	9	769	1%	0.08	10
Other	14,821	7%	1.00	134	10,448	7%	1.06	138

Total operating expenses	$190,118	89%	12.82	$1,724	$135,263	90%	13.68	$1,788

	Six Months Ended June 30,
	2005				2004
				Cost per	Amount			Cost per
	Amount (in	Percent of	Cents per	Block Hour	(in	Percent of	Cents per	Block Hour
	thousands)	Revenue	ASM	(dollars)	thousands)	Revenue	ASM	(dollars)
Operating expenses:
Salaries, wages and benefits	$64,509	16%	2.33	$307	$48,099	17%	2.66	$342
Aircraft fuel	54,105	13%	1.95	257	36,067	12%	2.00	257
Aircraft maintenance, materials and repairs	16,073	4%	0.58	76	11,515	4%	0.64	82
Aircraft rentals	132,895	33%	4.80	631	93,682	33%	5.18	667
Other rentals and landing fees	21,204	5%	0.76	101	16,935	6%	0.94	120
Ground handling services	45,789	11%	1.65	218	28,353	10%	1.57	202
Depreciation	1,978	0%	0.07	9	1,490	1%	0.08	11
Other	28,226	7%	1.02	134	18,657	6%	1.03	133

Total operating expenses	$364,779	89%	13.16	$1,733	$254,798	89%	14.10	$1,814

     The following table summarizes certain operational statistics for the periods indicated:

	Three Months Ended June 30,
	2005	2004	Change
Other Data:
Revenue passengers (in thousands)	2,111	1,618		30%
Revenue passenger miles (in thousands) (1)	1,086,890	725,980		50%
Available seat miles (in thousands)	1,482,481	988,958		50%
Passenger load factor (2)	73.3%	73.4%	(0.1	) pts
Operating revenue per available seat mile (in cents)	14.36	15.39		(7%)
Operating costs per available seat mile (in cents)	12.82	13.68		(6%)
Operating revenue per block hour	$1,930	$2,011		(4%)
Operating costs per block hour	$1,724	$1,788		(4%)
Block hours	110,301	75,666		46%
Cycles	63,998	48,347		32%
Average daily utilization (block hours)	9.26	8.78	0.48	hrs
Average stage length (miles)	504	449		12%
Number of operating aircraft (end of period)	137	101		36%
Employees (end of period)	3,564	2,477		44%

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

	Six Months Ended June 30,
	2005	2004	Change
Other Data:
Revenue passengers (in thousands)	3,780	2,847		33%
Revenue passenger miles (in thousands) (1)	1,904,552	1,239,077		54%
Available seat miles (in thousands)	2,770,981	1,807,647		53%
Passenger load factor (2)	68.7%	68.5%	0.2	pts
Operating revenue per available seat mile (in cents)	14.71	15.82		(7%)
Operating costs per available seat mile (in cents)	13.16	14.10		(7%)
Operating revenue per block hour	$1,937	$2,037		(5%)
Operating costs per block hour	$1,733	$1,814		(4%)
Block hours	210,444	140,435		50%
Cycles	121,094	90,532		34%
Average daily utilization (block hours)	9.29	8.72	0.57	hrs
Average stage length (miles)	498	435		14%
Number of operating aircraft (end of period)	137	101		36%
Employees (end of period)	3,564	2,477		44%

(1)	Revenue passenger miles represents the number of miles flown by revenue passengers.

(2)	Passenger load factor equals revenue passenger miles divided by available seat miles.
Liquidity and Capital Resources
     As of June 30, 2005, we had $66.5 million in cash and cash equivalents. Net cash provided by operating activities for the six months ended June 30, 2005 was $31.7 million. Cash used for investing activities was $9.6 million and cash provided by financing activities was $9.5 million. Also, as of June 30, 2005, no amounts were drawn under our $17 million Revolving Credit Facility with First Tennessee Bank.
     Contractual obligations. The following chart details our debt and lease obligations on a pro forma basis at June 30, 2005. Operating lease information includes scheduled deliveries of the two additional aircraft we will receive through the third quarter of 2005 at the basic aircraft rental rate provided in the ASA. Under our ASA, amounts relating to operating leases will be directly reimbursed by Northwest.

	Payments Due by Period
	(in thousands)
	Total	2005 (1)	2006	2007	2008	2009	Thereafter
Contractual Obligations:
Senior convertible notes	$121,000	$—	$—	$—	$—	$—	$121,000
Interest payments on long-term debt	78,738	2,054	3,933	3,933	3,933	3,933	60,952
Capital lease	49	23	26	—	—	—	—
Operating leases (2)	3,709,855	148,976	298,235	298,095	297,432	297,187	2,369,930
Purchase obligations (3)	6,794	1,235	1,757	1,094	949	916	843

Total contractual cash obligations	$3,916,436	$152,288	$303,951	$303,122	$302,314	$302,036	$2,552,725

(1)	Contractual obligations for the remainder of 2005

(2)	As of June 30, 2005, our obligations relating to operating leases, excluding future scheduled deliveries of aircraft under the ASA, were as follows (in thousands):

Total	2005 (1)	2006	2007	2008	2009	Thereafter
$3,657,508	$147,029	$294,035	$293,895	$293,232	$292,987	$2,336,330

(3)	Amounts represent noncancelable commitments to purchase goods and services, including certain aircraft parts and information technology.
     The amounts noted above for operating leases, including scheduled deliveries, include $3.7 billion of obligations for leased CRJ aircraft from Northwest. Under the terms of the ASA, we are reimbursed by Northwest in full for aircraft rental expense.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)
     In February 2005, we repaid the outstanding amount of $5.0 million on the revolving credit facility with Northwest (the “Northwest Revolver”) and purchased the outstanding $120.0 million note payable at a discounted purchase price of $101.6 million. The payments were made in connection with the private sale of $121.0 million principal amount of our 3.25% senior convertible notes due 2025 (the “Notes”). Holders of the Notes may require us to purchase all or a portion of their notes for cash on February 15, 2010, February 15, 2015, and February 15, 2020 at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. In addition, under certain circumstances, holders of the Notes may convert them into the equivalent value of our common stock at an initial conversion rate of 75.6475 shares per $1,000 principal amount, representing an initial conversion price of $13.22. Upon conversion, we will pay the portion of the conversion value up to the principal amount of each note in cash, and any excess conversion value in cash or our common stock at our election. For a more detailed discussion of note conversion features, refer to Note 4 in Item 1 of this Form 10-Q.
     The Notes generally trade in secondary markets at a premium to the value into which they could be converted. For instance, at the time the Notes were issued, if any of the conditions for conversion had been met, holders of the Notes could have converted each $1,000 principal amount of Notes into cash and stock totaling only $823. Because of this premium associated with the option value imbedded in the Notes, we do not believe that a significant number of holders of the Notes would choose to convert the Notes prior to their maturity if any of the conditions allowing for conversion are met. In the event that a significant number of the Notes were converted prior to their maturity, we would use internally generated cash flow and, to the extent necessary, issue other debt or equity securities to raise additional capital to satisfy the cash requirements of such conversions.
     The Notes bear interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 2005.
     On June 16, 2005, we entered into a Revolving Credit Facility (the “Revolver”) with First Tennessee Bank. The Revolver is a one-year commitment that allows for borrowings up to $17,000. Advances under the facility will accrue interest at the Bank’s base rate, or at LIBOR plus 2.50% at our option. The Revolver is secured by our inventory of spare parts, ground equipment, and furniture and fixtures. The Revolver contains certain affirmative and negative covenants, including a restriction on the ability to pledge cash and accounts receivable outside the normal course of business and a limitation on draws under the Revolver if there has been a material adverse change in our financial condition. A Chapter 11 filing by Northwest might cause a material adverse change in our financial condition, thereby preventing us from accessing the Revolver. Additional information concerning a Chapter 11 filing by Northwest can be found in Note 15 to our interim condensed consolidated financial statements included in Item 1 of this Form 10-Q. As of June 30, 2005, there were no amounts outstanding under the Revolver.
     Operating activities. Net cash provided by operating activities was $31.7 million during the six months ended June 30, 2005. This was due primarily to cash provided by net income of $37.1 million, depreciation of $2.0 million and changes in operating assets and liabilities of $8.7 million, offset by the pre-tax gain on extinguishment of debt of $18.0 million. Net cash provided by operating activities was $16.7 million during the six months ended June 30, 2004, due primarily to cash provided by net income of $17.8 million, offset by changes in operating assets and liabilities of $3.8 million.
     Investing activities. Cash used for investing activities for the six months ended June 30, 2005 and 2004 was $9.6 million and $1.7 million, respectively. The increase is primarily due to the $5.1 million payment to Northwest for contractual rights.
     We expect capital expenditures for 2005 to be approximately $8 million (excluding the $5.1 million for the contractual rights paid to Northwest), primarily relating to CRJ aircraft rotable and expendable parts and tooling, software application and automation infrastructure projects and maintenance and ground equipment. We are expecting to fund these expenditures with cash flows generated from our operations.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)
     Financing activities. Cash provided by financing activities for the six months ended June 30, 2005 totaled $9.5 million. We received $121 million in gross proceeds from the issuance of the Notes. The proceeds were primarily used to retire our Note Payable to Northwest for $101.6 million and to repay our borrowings under the Northwest Revolver in the amount of $5.0 million. Additionally, we paid $4.5 million to various third parties in debt issuance costs related to the issuance of the Notes, and $0.4 million in fees in connection with the retirement of our long-term debt.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     We are not directly subject to market risks such as commodity price risk (e.g., aircraft fuel prices) and interest rate risk. As discussed in Note 2 regarding our airline services agreement, Northwest is our sole customer.
     Aircraft fuel. Under the ASA, Northwest bears the economic risk of our passenger aircraft fuel price fluctuations as our future passenger fuel costs are reimbursed by Northwest and capped at $0.78 per gallon.
     Interest rates. All of our CRJs are operated under long-term operating leases with Northwest. Our Saab aircraft, which are being subleased to Mesaba Airlines, are leased from a third party. Under the ASA, the lease payments associated with aircraft deliveries are fixed. We do not hold long-term interest sensitive assets and, therefore, we are not exposed to interest rate fluctuations for our assets. The 3.25%

senior convertible notes discussed below bear interest at a fixed rate, but loans under our revolving credit facility bear interest at a floating rate. We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.
     Senior Convertible Notes. While we pay interest on the Notes at a fixed rate of 3.25%, the fair value of the Notes is sensitive to changes in interest rates and to changes in the market price of our common stock. Interest rate changes may result in increases or decreases in the fair value of the Notes due to differences between market interest rates and rates in effect at the inception of the obligation. The fair value of the Notes may also increase or decrease with differences between the current market price of our common stock and the market price on the original issuance date of the Notes. Unless we elect to repurchase our Notes in the open market, changes in their fair value have no impact on our consolidated financial statements as a whole. The estimated fair value of the Notes on July 12, 2005 was approximately $96.8 million, based on quoted market prices.
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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders was held on May 12, 2005. Three Class I directors were elected to our Board of Directors: Philip H. Trenary was elected with 18,114,620 votes for and 101,837 votes withheld, James E. McGehee, Jr. was elected with 18,114,335 votes for and 102,122 withheld and Robert A. Peiser was elected with 17,927,499 votes for and 289,008 votes withheld.
     The following directors’ term of office as a director continued after the Annual Meeting: Donald J. Breeding, Stephen E. Gorman, Timothy J. Griffin, Robert D. Isom, Jr., Thomas S. Schreier, Jr., R. Philip Shannon and Nicholas R. Tomassetti.
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

	By:	/s/ PHILIP H. TRENARY

Philip H. Trenary
Date: August 2, 2005		President and Chief Executive Officer

	By:	/s/ PETER D. HUNT

Peter D. Hunt
Date: August 2, 2005		Vice President and Chief Financial Officer