Form 10-Q
period 2005-09-30
PINNACLE AIRLINES CORP
filed 2005-11-02
CIK 1166291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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

Yes ☑	No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑	No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
As of November 1, 2005, 21,945,260 shares of common stock were outstanding.

Part I. Financial Information
Item 1. Financial Statements
Pinnacle Airlines Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2005	2004
Operating revenues
Regional airline services	$218,832	$167,063
Other	2,111	1,023

Total operating revenues	220,943	168,086

Operating expenses
Salaries, wages and benefits	35,155	27,425
Aircraft fuel	30,555	22,816
Aircraft maintenance, materials and repairs	7,473	5,412
Aircraft rentals	73,737	55,290
Other rentals and landing fees	11,464	10,047
Ground handling services	23,616	17,777
Depreciation	1,041	812
Other	16,344	9,982
Provision for losses associated with bankruptcy filings of Northwest and Mesaba (Note 2)	53,914	—

Total operating expenses	253,299	149,561

Operating income (loss)	(32,356)	18,525

Operating income (loss) as a percentage of operating revenues	(14.6%)	11.0%

Nonoperating income (expense) Interest expense	(1,109)	(1,212)
Interest income	402	83
Miscellaneous (expense) income, net	(2)	(7)

Total nonoperating expense	(709)	(1,136)

Income (loss) before income taxes	(33,065)	17,389
Income tax (benefit) expense	(11,673)	4,740

Net income (loss)	$(21,392)	$12,649

Basic and diluted earnings (loss) per share	$(0.98)	$0.58

Shares used in computing basic and diluted earnings (loss) per share	21,908	21,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Nine Months Ended September 30,
	2005	2004
Operating revenues
Regional airline services	$622,541	$452,104
Other	6,033	2,034

Total operating revenues	628,574	454,138

Operating expenses
Salaries, wages and benefits	99,664	75,524
Aircraft fuel	84,660	58,883
Aircraft maintenance, materials and repairs	23,546	16,927
Aircraft rentals	206,632	148,972
Other rentals and landing fees	32,668	26,982
Ground handling services	69,405	46,130
Depreciation	3,019	2,302
Other	44,570	28,639
Provision for losses associated with bankruptcy filings of Northwest and Mesaba (Note 2)	53,914	—

Total operating expenses	618,078	404,359

Operating income	10,496	49,779

Operating income as a percentage of operating revenues	1.7%	11.0%

Nonoperating income (expense)
Interest expense	(3,266)	(3,752)
Interest income	819	194
Miscellaneous (expense) income, net	(2)	309
Gain on extinguishment of debt	18,000	—

Total nonoperating income (expense)	15,551	(3,249)

Income before income taxes	26,047	46,530
Income tax expense	10,311	16,129

Net income	$15,736	$30,401

Basic and diluted earnings per share	$0.72	$1.39

Shares used in computing basic earnings per share	21,908	21,892

Shares used in computing diluted earnings per share	21,923	21,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets

Current assets

Cash and cash equivalents	$58,550	$34,912

Short-term investments	4,000	—

Receivables, net of allowance of $49,030 and $34, respectively	26,969	25,139

Spare parts and supplies, net	6,403	5,341

Prepaid expenses and other assets	5,452	5,644

Deferred income taxes, net of allowance	19,732	860

Total current assets	121,106	71,896

Property and equipment
Aircraft and rotable spares	39,334	35,837
Other property and equipment	19,271	16,161
Office furniture and fixtures	1,941	1,863

	60,546	53,861
Less accumulated depreciation	(17,393)	(14,445)

Net property and equipment	43,153	39,416

Other assets, primarily aircraft deposits	24,845	21,111

Debt issuance costs, net	4,252	—

Contractual rights under airline services agreement, net	14,736	15,115

Goodwill, net	18,422	18,422

Total assets	$226,514	$165,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Liabilities and stockholders’ equity (deficiency)

Current liabilities

Accounts payable	$23,847	$16,983

Accrued expenses	20,532	15,083

Line of credit with First Tennessee	17,000	—

Income taxes payable	21,430	1,633

Other current liabilities, including $2,793 of accrued sublease losses (Note 2)	4,572	6,756

Total current liabilities	87,381	40,455

Deferred income taxes	6,968	7,105

Other liabilities, including $2,092 of accrued sublease losses (Note 2)	2,542	948

Senior convertible notes	121,000	—

Note payable and line of credit with Northwest	—	125,000

Commitments and contingencies

Stockholders’ equity (deficiency)
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, no shares issued	—	—

Series A preferred stock, stated value $100 per share; one share authorized and issued	—	—

Series common stock, par value $0.01 per share; 5,000,000 shares authorized; no shares issued	—	—

Common stock, $0.01 par value; 40,000,000 shares authorized, 21,945,260 and 21,950,260 shares issued, respectively	219	220

Additional paid-in capital	85,549	85,603

Accumulated deficit	(77,113)	(92,849)

Unearned compensation on restricted stock	(32)	(522)

Total stockholders’ equity (deficiency)	8,623	(7,548)

Total liabilities and stockholders’ equity (deficiency)	$226,514	$165,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities

Net income	$15,736	$30,401
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,539	2,302
Provision for losses associated with bankruptcy filings of Northwest and Mesaba (Note 2)	53,914	—
Deferred income tax income expense (benefit)	(19,008)	2,726
Loss (gain) on disposal of rotable spares	311	(132)
Provision for spare parts and supplies obsolescence	361	123
Gain on extinguishment of debt	(18,000)	—
Amortization of unearned compensation, net of forfeitures	436	—

Changes in operating assets and liabilities:
Receivables	(50,859)	(4,352)
Spare parts and supplies	(1,423)	(927)
Prepaid expenses and other current assets	192	471
Aircraft and engine deposits	(3,734)	(5,523)
Accounts payable and accrued expenses	12,313	5,964
Other liabilities	(361)	85
Income taxes payable	19,797	(5,141)

Cash provided by operating activities	13,214	25,549

Investing activities
Purchases of property and equipment	(7,068)	(5,938)
Purchase of short-term investments	(45,350)	—
Proceeds from sale of short-term investments	41,350	—
Purchase of contractual rights	(5,115)	—
Proceeds from the sale of property and equipment	—	960

Cash used in investing activities	(16,183)	(4,978)

Financing activities
Payment to extinguish note payable	(101,600)	—
Payments on note payable	—	(9,000)
Proceeds from line of credit with First Tennessee	17,000	—
Repayments of line of credit with Northwest	(5,000)	(5,000)
Gross proceeds from issuance of senior convertible notes	121,000	—
Debt issuance costs	(4,393)	—
Other costs to retire note payable	(400)	—

Cash provided by (used in) financing activities	26,607	(14,000)

Net increase in cash and cash equivalents	23,638	6,571
Cash and cash equivalents at beginning of period	34,912	31,523

Cash and cash equivalents at end of period	$58,550	$38,094

Supplemental disclosure of cash flow information
Interest paid	$2,584	$4,766

Income tax payments	$9,523	$19,146
The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
     Pinnacle Airlines Corp. (the ‘‘Company’’) operates through its wholly owned subsidiary, Pinnacle Airlines, Inc., as a regional airline that provides airline capacity to Northwest Airlines, Inc. (‘‘Northwest’’), a wholly owned indirect subsidiary of Northwest Airlines Corporation. The Company operates as a Northwest Airlink carrier at Northwest’s domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis, and the regional focus cities of Indianapolis and Milwaukee. As of September 30, 2005, the Company operated an all-regional jet fleet of 139 Canadair Regional Jet (‘‘CRJ’’) aircraft and offered regional airline services with approximately 766 daily departures to 115 cities in 38 states and five Canadian provinces.
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
2. Northwest and Mesaba Bankruptcy Filings
     On September 14, 2005, Northwest filed for protection under Chapter 11 of the United States Bankruptcy Code.
     The Company receives substantially all of its revenue from Northwest under the Airline Services Agreement (“ASA”) entered into between the two companies. Under the terms of the ASA, Northwest pays Pinnacle on the fifteenth day and thirtieth day of each month, generally in arrears, for regional airline services that the Company provides to Northwest. Also under the ASA and related lease agreements, the Company purchases fuel and ground handling services, and leases aircraft and facilities from Northwest, most of which amounts are owed to Northwest in advance.
     At the time of Northwest’s bankruptcy filing on September 14, Northwest owed the Company approximately $51,610 under the ASA and related agreements, net of amounts that the Company owed to Northwest under these agreements. Generally, all amounts that Northwest owed to its creditors at the time of its filing were stayed by the bankruptcy filing. The Company’s claims against Northwest are unsecured claims. At any time during Northwest’s bankruptcy proceedings, Northwest may either assume or reject the ASA and related agreements, pending approval of the bankruptcy court and a committee representing Northwest’s unsecured creditors. If Northwest assumes the ASA and related agreements, pre-petition amounts owed to the Company would become an administrative claim and the Company could receive payment in full. If Northwest rejects the ASA and related contracts, then pre-petition amounts owed to the Company would remain an unsecured claim, and Pinnacle would likely receive very little of the amounts

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
2. Northwest and Mesaba Bankruptcy Filings (continued)
owed to it, and, absent the sale of its claim to a third party, would only receive such amounts after a plan of reorganization had been approved by the bankruptcy court. The Company believes it likely that Northwest will approach the Company to negotiate economic concessions under the ASA before Northwest will seek to assume the ASA. Such concessions could include a negotiation of the amount that Northwest will ultimately pay the Company in settlement of the net pre-petition amounts that Northwest owes to the Company.
     After analyzing the collectibility of these pre-petition receivables of $51,610, the Company concluded that a provision of $49,030 is necessary for amounts the Company may not ultimately collect from Northwest. The remaining net balance of $2,580 represents the Company’s best estimate of the recoverable portion of these pre-petition receivables and is included in accounts receivables in the Company’s condensed consolidated balance sheet as of September 30, 2005. To arrive at its pre-petition receivable, amounts owed by Northwest to the Company on September 14, 2005 were offset with certain amounts owed by the Company to Northwest on that date. In concluding that this offsetting of balances was appropriate, the Company followed the guidance provided in Financial Accounting Standards Board (“FASB”) Interpretation No. 39 “Offsetting of Amounts Related to Certain Contracts.”
     While the Company has recorded the above provision for uncollectible amounts owed by Northwest as of September 14, 2005, it will continue to actively seek reimbursement through the Northwest bankruptcy process and any other means, including any future discussions the Company may have with Northwest regarding its assumption of the ASA.
     Under the terms of the ASA discussed in Note 3, Northwest is solely responsible for scheduling the Company’s flights. Subsequent to its bankruptcy filing, Northwest notified the Company that 15 of the CRJ Aircraft operated by the Company would be removed from regularly scheduled service effective November 1, 2005. The Company is preparing to place these aircraft in long-term storage pending future notification from Northwest of schedule changes.
     As discussed above, it is possible that the relationship between the Company and Northwest may be altered during the course of the Northwest bankruptcy proceedings; however, it is too early in that process to predict whether there will be any alterations, what such alterations might be, or what the impact might be to the Company. The Company’s consolidated balance sheet at September 30, 2005 includes various items related to its relationship with Northwest, including rotable aircraft parts, aircraft and engine lease security deposits, goodwill and contractual rights. As of September 30, 2005 and through the filing date of this 10-Q, the Company has concluded that the above items, or any of its other assets, are not impaired. As the Northwest bankruptcy process continues, the Company will continue to evaluate its assets for any possible impairment.
     Mesaba Aviation, Inc. (“Mesaba”), a wholly-owned subsidiary of MAIR Holdings, Inc., filed for bankruptcy protection under Chapter 11 of the United States bankruptcy code on October 13, 2005. The Company subleases 11 Saab Turboprop aircraft and two related engines to Mesaba under agreements that expire at various times between 2006 and 2009. Generally, the sublease terms mirror the terms under primary lease agreements between the Company and a third party lessor. The monthly amount owed to the Company from Mesaba is approximately $651. On September 30, 2005, the total amount Mesaba was obligated to pay over the remaining lease terms was approximately $13,440. In accordance with generally accepted accounting principles, the Company performed an analysis of current market aircraft rental rates and concluded that it should record a provision for sublease losses of $4,885. These sublease losses represent the excess of Mesaba’s future commitments under these subleases over amounts the Company would expect to recover based on current market rates.
     The accrued sublease losses are included in other current liabilities and other liabilities in the amounts of $2,793 and $2,092, respectively, on the Company’s consolidated balance sheet as of September 30, 2005.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
2. Northwest and Mesaba Bankruptcy Filings (continued)
     As Mesaba proceeds through its bankruptcy process, the Company’s estimate of the amounts that will ultimately be collected via this sublease may change, and the Company will adjust the above reserve accordingly. While the Company has provided for this reserve, it will actively seek reimbursement of these amounts through the Mesaba bankruptcy process and any other means.
     The Company and Mesaba also provide each other with ground handling services at various locations. Mesaba owed the Company an immaterial amount related to ground handling services provided prior to the Mesaba bankruptcy filing.
3. Airline Services Agreement
     The Company’s ASA with Northwest became effective March 1, 2002. The term of the ASA, as amended, extends through December 31, 2017 and provides for the Company to earn a target operating margin of 10%. Upon expiration, the ASA is automatically renewed for successive five-year periods unless terminated by the Company or Northwest. For additional information on the status of the ASA, please see Note 2.
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
     The Company has concluded that an adjustment is not appropriate at this time for any year-end margin adjustment, pursuant to the terms of the ASA, resulting from any losses associated with the Northwest and Mesaba bankruptcy filings.
4. Related Party Transactions
     Northwest is a related party of the Company. As previously noted, the Company generates substantially all of its revenue from its ASA with Northwest under which the Company uses the “NW” two-letter designator code in displaying its schedules on all flights in the automated airline reservation systems used throughout the industry. Under this agreement, the Company uses the name “Northwest Airlink” and leases all of its CRJs from Northwest. Northwest is the owner of 2,492 shares of the Company’s common stock and the Company’s Series A preferred stock. The Company also had certain borrowings from Northwest, as discussed in Note 7.
     Amounts recorded in the Company’s consolidated statements of operations for transactions with Northwest for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Regional airline services revenue	$218,832	$167,063	$622,541	$452,104
Other revenue	1,644	699	4,436	882
Expenses:
Aircraft fuel	30,555	22,698	84,660	58,556
Aircraft rentals	73,737	55,290	206,632	148,972
Other rentals and landing fees	2,813	2,813	8,438	8,438
Ground handling services	17,657	12,657	49,699	31,945
Other	1,186	210	1,699	345
Provision for losses associated with the Northwest bankruptcy filing (Note 2)	49,030	—	49,030	—
Interest expense	—	1,178	463	3,646
     Net amounts due from Northwest as of September 30, 2005 and December 31, 2004 were $24,530 and $22,894, respectively, and are included in accounts receivable in the Company’s consolidated balance sheets. As discussed in Note 2, a net provision of $49,030 was recorded during the three and nine months ended September 30, 2005 for amounts owed from Northwest at the time of its bankruptcy filing that may not be ultimately collected by the Company.
     Net amounts due to Northwest as of September 30, 2005 and December 31, 2004 were $2,633, and $1,061, respectively, and are included in accounts payable in the Company’s condensed consolidated balance sheets.
     In accordance with the ASA, aircraft fuel costs are reimbursed in full by Northwest and capped at $0.78 per gallon.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
4. Related Party Transactions (continued)
     As previously discussed in Note 2, the Company has certain transactions involving Mesaba. Ground handling services obtained from Mesaba for the three months ended September 30, 2005 and 2004 totaled $4,528 and $3,413, respectively. For the nine months ended September 30, 2005 and 2004, the Company obtained ground handling services from Mesaba totaling $13,343 and $10,986, respectively.
     As provided in the ASA with Northwest, the Company provides certain ground handling services at selected cities to Mesaba. Ground handling services provided to Mesaba for the three months ended September 30, 2005 and 2004 totaled $289 and $191, respectively. For the nine months ended September 30, 2005 and 2004, the Company provided a total of $1,039 and $855, respectively. These amounts are included in other operating revenue in the Company’s consolidated statements of operations.
     As provided in the ASA and discussed in Note 2, Mesaba filed for bankruptcy protection under Chapter 11 of the United States bankruptcy code on October 13, 2005. The Company subleases 11 Saab Turboprop aircraft and two related engines to Mesaba under agreements that expire at various times between 2006 and 2009. On September 30, 2005, the total amount Mesaba was obligated to pay over the remaining lease terms was approximately $13,440. In connection with the Mesaba bankruptcy filing, the Company recorded a provision for sublease losses of $4,885 for the difference between the amounts owed by Mesaba and the amounts the Company currently expects to ultimately collect. The accrued sublease losses are included in other current liabilities and other liabilities in the amounts of $2,793 and $2,092, respectively, on the Company’s consolidated balance sheet as of September 30, 2005.
     The auxiliary power units (“APU”) on the Company’s CRJ aircraft are maintained under a cost-per-hour contract negotiated by Northwest. The terms of the contract, which apply to both Northwest and the Company, were amended during the third quarter of 2005. The Company reduced its third quarter maintenance expense by approximately $1,871, as actual amounts owed under the amended contract were less than the Company’s previous estimates. Because the ASA provides that the Company’s APU costs are reimbursed by Northwest, the impact of this adjustment on operating income was $208, the margin associated with the cost reimbursement.
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
     Proceeds from the sale of the Notes were used to purchase the outstanding $120,000 note payable to Northwest at a discounted price of $101,600, to repay the $5,000 of borrowings outstanding under the revolving credit facility with Northwest (the “Northwest Facility”), in each case with accrued and unpaid interest, and for general corporate purposes. As a result, the Company recorded a pre-tax gain of $18,000, net of advisory fees of $400, related to the extinguishment of debt during the first quarter of 2005. A more detailed discussion of the Company’s borrowings from Northwest is provided in Note 7.
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
6. Line of Credit
     On June 16, 2005, the Company entered into a Revolving Credit Facility (the “Revolver”) with First Tennessee Bank. The Revolver is a one-year commitment that allows for borrowings up to $17,000. Advances under the facility accrue interest at the Bank’s base rate, or at LIBOR plus 2.50% at the Company’s option. The Revolver is secured by the Company’s inventory of spare parts, ground equipment, and furniture and fixtures.
     The Revolver contains certain affirmative and negative covenants, including a restriction on the ability to pledge cash and accounts receivable outside the normal course of business and a limitation on draws under the Revolver if there has been a material adverse change in our financial condition. On September 16, 2005 the Company drew down the entire amount of the facility. As of September 30, 2005, there was $17,000 outstanding under the Revolver.
     The Revolver agreement contains certain financial covenants, including a minimum month-end balance of cash and cash equivalents, a minimum working capital requirement, and a minimum net income test. As of September 30, 2005, the Company was in compliance with these financial covenants. However, the Company expects that it will not meet all of these financial covenants during the first quarter of 2006. The Company is currently in discussions with the bank to amend its revolving credit facility in order to remain in future compliance with these financial covenants.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
7. Borrowings from Northwest
     In January 2003, the Company’s operating subsidiary, Pinnacle Airlines, Inc. (the “Airline”), issued a $200,000 note payable to Northwest (the “NWA Note”) as a dividend and obtained a Revolving Credit Facility (the ‘‘Northwest Facility’’) from Northwest that allowed for borrowings up to $25,000. The NWA Note required quarterly principal payments of $5,000 and accrued interest at the rate of 3.4%, which was payable quarterly. The Northwest Facility accrued interest at the rate of 1% plus a margin that was equal to the higher of the most recent prime rate offered by JPMorganChase Bank, or the most recent overnight federal funds rate offered to JPMorganChase Bank plus 0.5%.
     On November 25, 2003, the Company completed an initial public offering (the “Offering”). Immediately following the Offering, Northwest made a capital contribution to the Airline in the amount of $50,000 to lower the outstanding principal balance to $135,000. At the time of the Offering, the quarterly principal payments were lowered to $3,000.
     As discussed in Note 5, the Company used the proceeds from its issuance of the Notes to repurchase from Northwest the Airline’s outstanding NWA Note with a balance of $120,000 in its entirety at a discounted purchase price of $101,600, together with accrued and unpaid interest and to repay the $5,000 of borrowings outstanding under the Northwest Facility, together with accrued and unpaid interest.
     As a result of the repurchase and retirement of the NWA Note, the Company recorded a pre-tax gain of $18,000, net of advisory fees of $400. Due to this event, the $125,000 of total outstanding borrowings under the NWA Note and the Northwest Facility were classified as a non-current liability on the Company’s consolidated balance sheet as of December 31, 2004.
     By retiring the NWA Note prior to its maturity, Northwest may, pursuant to its aircraft lease agreements with the Airline, request the payment of additional aircraft security deposits. A more detailed discussion of this matter is included in Note 8.
8. Leases
     The Airline leases all of its aircraft and certain aircraft equipment, buildings and office equipment under capital and noncancelable operating leases that expire in various years through 2017.
     The operating lease agreements contain certain requirements of the Airline regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon return to Northwest. The monthly operating lease rates include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Northwest reimburses the Airline’s aircraft rental expense in full under the ASA.
     Pursuant to the subleases discussed above, the Airline has paid Northwest lease security deposits equal to one month’s basic rent at the inception of each sublease, aggregating $24,325 in total lease deposits. Northwest has an option under the leases to require the Airline to pay an additional security deposit equal to one month’s basic rent once the promissory note issued by Airline to Northwest has been paid-in-full. On September 1, 2005, Northwest exercised its option and requested that the Airline pay the additional security deposits, totaling $24,325, no later than March 1, 2006 in accordance with the terms of the subleases.
     As discussed in Note 7, the Company purchased from Northwest the Airline’s NWA Note at a discounted price of $101,600 on February 8, 2005 after issuing the Company’s $121,000 3.25% Senior Convertible Notes due 2025 to finance the purchase. The effect of this transaction was to refinance the Airline’s debt obligations for the primary benefit of Northwest.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
8. Leases (continued)
     The Company believes and has advised Northwest that the original intention of the parties was that Northwest would not have the right to demand additional aircraft deposits before the earlier of December 2009 or the date that the Airline was able to pay its debt obligations in full out of its operating cash flow (originally expected to occur during the fourth quarter of 2007). Although the refinanced debt obligations of the Company will likely still be outstanding subsequent to November 2007, the Company offered to agree in advance that Northwest may request additional security deposits on or after November 1, 2007. Northwest declined this settlement proposal. The Company expects a resolution to this dispute will be a part of its discussions with Northwest regarding assumption of the ASA and related lease agreements as discussed in Note 2.
     As discussed in Note 2, the Company subleases 11 Saab Turboprop aircraft and two related engines to Mesaba that require total payments over the remaining lease terms of approximately $13,440. As noted, the Company established a reserve of $4,885 for the difference between the contractual amounts owed by Mesaba and the amounts it would expect to recover based on current market rates. As Mesaba proceeds through its bankruptcy process, the Company’s estimate of the amounts that will ultimately be collected via this sublease may change, and the Company will adjust the above reserve accordingly.
     The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under noncancelable capital and operating leases with initial or remaining lease terms in excess of one year as of September 30, 2005:

	Noncancelable Leases
	Aircraft	Non-aircraft
Remainder of 2005	$74,889	$1,704
2006	299,440	6,704
2007	294,452	6,307
2008	293,292	5,532
2009	292,018	5,287
Thereafter	2,335,200	34,730

	3,589,291	60,264
Sublease rental payments, net of reserve	(8,382)	(163)

Total minimum operating lease payments	$3,580,909	$60,101

9. Earnings (Loss) Per Share
     The Company accounts for earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share.” Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
9. Earnings (Loss) Per Share (continued)
     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$(21,392)	$12,649	$15,736	$30,401

Basic and diluted earnings (loss) per share	$(0.98)	$0.58	$0.72	$1.39

Share computation:
Weighted average number of shares outstanding for basic earnings (loss) per share	21,908	21,892	21,908	21,892
Assumed exercise of stock options	—	—	15	5

Weighted average number of shares outstanding for diluted earnings (loss) per share	21,908	21,892	21,923	21,897

     Incremental shares related to the dilutive portion of employee stock options and unvested restricted shares under the treasury method were not included in the diluted earnings per share calculation for the three months ended September 30, 2005, because the Company reported a net loss for this period. Incremental shares related to dilutive securities have an anti-dilutive impact on earnings per share when a net loss is reported and therefore are not included in the calculation.
     Options to purchase 699 shares of common stock were excluded from the diluted earnings per share calculation for the nine months ended September 30, 2005, because the effect would be anti-dilutive.
10. Stock-Based Compensation
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
Stock Options
     An initial grant of 858 stock options to purchase the Company’s common stock occurred in November 2003 at an exercise price of $14.00. These options vest over four years in annual increments of 25% and will expire ten years after the grant date. For the three and nine months ended September 30, 2005, 24 and 61, respectively, of previously granted options were forfeited. In September 2004, an additional 32 stock options to purchase the Company’s common stock were granted to non-employee members of the Board of Directors under the 2003 Stock Incentive Plan at an exercise price of $10.23. These options vested in September 2005 and will expire ten years after the grant date.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
10. Stock-Based Compensation (continued)
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
     The following table illustrates the effect on net income and income per share, assuming the compensation costs for the Company’s stock option and purchase plans had been determined using the fair value method as required under SFAS No. 123:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(21,392)	$12,649	$15,736	$30,401
Add: Stock-based compensation expense included in reported net income, net of tax	61	—	275	—
Deduct: Total pro forma stock-based compensation expense, net of tax	(259)	(147)	(946)	(732)

Pro forma net income (loss)	$(21,590)	$12,502	$15,065	$29,669

Earnings (loss) per common share:
Basic and diluted – as reported	$(0.98)	$0.58	$0.72	$1.39
Basic – pro forma	$(0.99)	$0.57	$0.69	$1.36
Diluted – pro forma	$(0.99)	$0.57	$0.69	$1.35
     The pro forma effect on net income (loss) per share is not necessarily representative of the effect in future years.
Restricted Stock
     In October 2004, the Company awarded 58 shares of restricted stock to certain officers and members of the Board of Directors under the Company’s 2003 Stock Incentive Plan. With the stock grant, the Company recorded on its balance sheet unearned compensation of $631, the market value of the shares on the date of grant. Using the straight-line method, this amount is being amortized ratably over the vesting periods, none of which exceed one year. During the three and nine months ended September 30, 2005, the Company recognized $61 and $275, net of tax, respectively, of compensation expense related to this grant of restricted stock. The unamortized balances of $32 and $522 are shown on the Company’s consolidated balance sheets as of September 30, 2005 and as of December 31, 2004, respectively, as unearned compensation in stockholders’ equity.
     During the vesting periods, grantees have voting rights, but the shares may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of, alienated or encumbered. Additionally, granted but unvested shares are forfeited upon a grantee’s separation from service. During the nine months ended September 30, 2005, 5 unvested shares were forfeited and 16 shares vested.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
11. Income Taxes
     The following summarizes the significant components of the Company’s income tax expense for the periods indicated:

	Three Months Ended September 30,
	2005		2004
	$	%	$	%
Income tax expense (benefit) at statutory Rate	$(11,573)	35.0%	$6,086	35.0%
State income taxes, net of federal taxes	(93)	0.3%	313	1.8%
Decrease in estimate of 2003 income taxes	—	—	(1,063)	(6.1%)
Decrease in estimate of 2004 income Taxes	—	—	(611)	(3.5%)
Other	(7)	0.0%	15	0.2%

Income tax expense (benefit)	$(11,673)	35.3%	$4,740	27.3%

	Nine Months Ended September 30,
	2005		2004
	$	%	$	%
Income tax expense at statutory rate	$9,116	35.0%	$16,285	35.0%
State income taxes, net of federal taxes	1,134	4.4%	837	1.8%
Decrease in estimate of 2003 income taxes	—	—	(1,063)	(2.3%)
Other	61	0.2%	70	0.3%

Income tax expense	$10,311	39.6%	$16,129	34.7%

     The Company has provided estimated accruals of approximately $13,000 for certain income tax contingencies related to the repurchase of debt.
     In connection with the $53,914 of losses from the bankruptcy filings of Northwest and Mesaba, the Company recorded a deferred tax benefit of $19,395, which represents the future federal and state income tax deductions provided to the Company from these losses. Management is currently evaluating the extent to which this deduction could impact its 2005 taxable income with the upcoming filing of its federal and state income tax returns. The Company has provided for a valuation allowance of $636 for certain deferred tax assets in states that do not allow for any carryback of taxable losses.
     Should the Company’s ability to realize this future benefit be at risk because of certain federal and state limitations regarding the carry-back of taxable losses, the Company may implement various tax strategies to immediately utilize this tax deduction. Among other things, one potential strategy would be for the Company to sell its claim against Northwest to a third party and thereby make final determination of the amount ultimately recovered, which would allow for an immediate tax benefit.
12. Warranty
     The Company files claims for vendor refunds on warrantable spare parts and flight equipment that require repair or replacement. The Company reduces its aircraft maintenance costs when claims are filed by the amount it expects to recover from vendors. The balance of outstanding warranty claims, net of allowance, at September 30, 2005 and December 31, 2004 was $235 and $834, respectively.

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
     Also, this Amendment provided that the Company would pay $15,115 to Northwest in consideration for the agreements and covenants therein, $10,000 of which was paid in the fourth quarter of 2004. The remaining $5,115 was paid in May 2005. The delivery of the ten additional aircraft began in the second quarter of 2005 and was completed in July 2005.
     The Company amortizes the amount on a straight-line basis over the remaining term of the ASA. The Company recorded a reduction to regional airline services revenue of $291 during the third quarter related to the amortization of this intangible asset and expects future amortization to be $300 for the remainder of 2005 and $1,203 in years 2006 through 2017.
     As discussed in Note 2, the Company will continue to evaluate these contractual rights for impairment as Northwest proceeds through the bankruptcy process.
14. Manufacturer Credits
     The Company purchases from Northwest certain manufacturer credits to acquire flight equipment, spare parts and supplies and maintenance services. Under the ASA, the Company may decline to purchase credits that it does not plan to utilize within 180 days. The Company had available manufacturer credits of $458 and $2,206 at September 30, 2005 and December 31, 2004, respectively, which are included in prepaid expenses and other assets in the Company’s consolidated balance sheets. The Company’s does not expect the Northwest bankruptcy will impact its ability to utilize these manufacturer credits.
     The Company purchased manufacturer credits from Northwest in the amount of $838 and $3,106, for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, the Company purchased manufacturer credits of $5,108 and $4,386, respectively.
15. Short-Term Investments
     The Company invests excess cash balances primarily in short term money market instruments and short term marketable debt securities. Investments in marketable securities are classified as available-for-sale and presented at their estimated fair values based on quoted market prices for those securities, in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
     At September 30, 2005 the company had $4,000 invested in auction rate securities (“ARS”). The Company classifies investments in ARS as short-term investments. Although ARS typically have long-term maturities, these investments have characteristics similar to short-term investments because the securities are periodically repriced at predetermined intervals, generally every 7-35 days, through an auction process.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
15. Short-Term Investments (continued)
     Proceeds from the sale of available-for-sale securities were $41,350 and $0 for the nine months ended September 30, 2005 and 2004, respectively. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. There were no unrealized or realized gains (losses) for the nine months ended September 30, 2005 and 2004.
16. Commitments and Contingencies
     Employees. As of September 30, 2005, approximately 77% of the Company’s workforces were members of unions representing pilots (30%), flight attendants (18%), customer service agents (28%) and dispatchers (1%). The collective bargaining agreement for pilots became amendable on April 30, 2005, and the collective bargaining agreements for flight attendants and customer service agents become amendable July 31, 2006 and March 19, 2010, respectively. In August, the Company’s flight dispatchers elected representation by the Transport Workers Union of America AFL-CIO, Air Transport Division (“TWU”). Negotiations are expected to begin later this year. The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable. The Company and its pilots union are currently in negotiations to amend its collective bargaining agreement. The Company has set a goal to complete negotiations during 2005.
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
     The Company has contractual obligations of approximately $2,921 under certain software license agreements with various service providers. The contracts vary in term and extend through 2012. Contractual obligations to these service providers are approximately $472 for the remainder of year 2005, $427 per year in 2006 through 2009 and $247 per year in 2010 through May of 2012.
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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
16. Commitments and Contingencies (continued)
     Regulatory Matters. The Company is subject to regulation under various laws and regulation, which are administered by numerous state and federal agencies, including the Federal Aviation Administration, Transportation Security Administration and the Department of Transportation. The Company is involved in various matters with these agencies during the ordinary course of its business. While the outcome of these matters cannot be predicted with certainty, it is the opinion of the Company’s management, based on current information and past experience, that the ultimate disposition of these matters will not have a material adverse effect on its financial statements as a whole.
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
Overview
     Total operating revenues for the three and nine months ended September 30, 2005 were $220.9 million and $628.6 million, respectively, which represented increases of 31% and 38% over the same periods in 2004. Regional airline services revenue for the three and nine months ended September 30, 2005 were $218.8 million and $622.5 million, respectively, which represented increases of 31% and 38% over the same periods in 2004. The increases were driven primarily by the growth in our fleet of Canadair Regional Jets (‘‘CRJs’’), 2 and 22 of which were added during the three and nine months ended September 30, 2005, respectively. By adding 30 aircraft since September 30, 2004, we have grown our fleet by 28% to include 139 CRJs at September 30, 2005. See “Outlook” below and Notes 2 and 8 to the Financial Statements about the grounding of 15 CRJs.
     Our available seat miles (“ASMs”), block hours and cycles increased by approximately 34%, 32% and 20%, respectively, during the three months ended September 30, 2005, compared to the same period in 2004. Our ASMs, block hours and cycles increased by approximately 46%, 43% and 29%, respectively, during the nine months ended September 30, 2005, compared to the same period in 2004.
     For the three months ended September 30, 2005, we had an operating loss of $32.4 million and for the nine months ended September 30, 2005, we had operating income of $10.5 million, which represented decreases of $50.9 million and $39.3 million over the same periods in 2004. Our operating results for the three and nine months ended September 30, 2005, included a loss of $49.0 million associated with the bankruptcy filing of Northwest Airlines (“Northwest”) on September 14, 2005. Our operating results for these periods also include a loss of $4.9 million on sublease receivables from Mesaba Airlines, Inc. (“Mesaba”), who filed for bankruptcy protection on October 13, 2005. Excluding the total losses of $53.9 million as a result of these events, our operating income for the three months and nine months ended September 30, 2005 would have been $21.6 million and $64.4 million, respectively, which would have represented growth of $3.0 million, or 16%, and $14.6 million, or 29% over the same periods in 2004.
     Our net loss for the three month period ended September 30, 2005 was $21.4 million and net income for the nine month period ended September 30, 2005 was $15.7 million. Such amounts for the three and nine month period ended September 30, 2005 include a loss, net of tax, of $34.5 million, associated with the bankruptcies of Northwest and Mesaba discussed above. Our net income for the nine month period ended September 30, 2005 also included a nonrecurring pre-tax gain of $18.0 million ($11.3 million net of related income taxes) from the retirement of the note payable to Northwest that occurred in February 2005. On a pro forma basis, excluding the losses associated with the Northwest and Mesaba bankruptcy filings, net income and diluted earnings per share for the three months ended September 30, 2005 was $13.1 million and $0.60, respectively, representing increases of 4% and 3%, respectively, over the same period in 2004. On a pro forma basis, excluding the gain from the retirement of the Northwest note payable and the losses associated with the Northwest and Mesaba bankruptcy filings, our net income and diluted earnings per share for the nine months ended September 30, 2005, was $39.0 million and $1.78, respectively, representing increases of 28%, over the same period in 2004.

     The following reconciles our operating and net income (loss) as reported in accordance with generally accepted accounting principles (“GAAP”) for the three and nine months ended September 30, 2005 to operating and net income excluding the above described losses associated with the bankruptcy filings of Northwest and Mesaba and the gain associated with our February 2005 retirement of debt. We believe that this information is useful as it indicates more clearly our comparative year-to-year results. None of this information should be considered a substitute for any measures prepared in accordance with GAAP. We have included this reconciliation of non-GAAP financial measures to our most comparable GAAP financial measures included herein.

	Three Months Ended September 30,
			% Increase
	2005	2004	(decrease)
	(in thousands)
Operating and Net Income (Loss):
Operating income (loss) in accordance with GAAP	$(32,356)	$18,525	(275)%
Add: Provision for losses associated with Northwest and Mesaba bankruptcy filings	53,914	—	100%

Operating income	$21,558	$18,525	16%

Net income (loss) in accordance with GAAP	$(21,392)	$12,649	(269)%
Add: Provision for losses associated with Northwest and Mesaba bankruptcy filings, net of tax	34,519	—	100%

Net income	$13,127	$12,649	4%

Basic and Diluted EPS:
Basic and diluted EPS (LPS) in accordance with GAAP	$(0.98)	$0.58	(269)%
Add: Provision for losses associated with Northwest and Mesaba bankruptcy filings, net of tax	1.58	—	100%

Basic and diluted EPS	$0.60	$0.58	3%

	Nine Months Ended September 30,
			% Increase
	2005	2004	(decrease)
	(in thousands)
Operating and Net Income (Loss):
Operating income (loss) in accordance with GAAP	$10,496	$49,779	(79)%
Add: Provision for losses associated with Northwest and Mesaba bankruptcy filings	53,914	—	100%

Operating income	$64,410	$49,779	29%

Net income (loss) in accordance with GAAP	$15,736	$30,401	48%
Add: Provision for losses associated with Northwest and Mesaba bankruptcy filings, net of tax	34,519	—	100%
Deduct: Gain on extinguishment of debt, net of tax	(11,302)	—	100%

Net income	$38,953	$30,401	28%

Basic and Diluted EPS:
Basic and diluted EPS in accordance with GAAP	$0.72	$1.39	(48)%
Add: Provision for losses associated with Northwest and Mesaba bankruptcy filings, net of tax	1.58	—	100%
Deduct: Gain on extinguishment of debt, net of related tax	(0.52)	—	(100)%

Basic and diluted EPS	$1.78	$1.39	28%

Outlook
     Northwest’s bankruptcy filing has had a significant impact on us. We did not receive payments on our regularly scheduled payment dates for any of the net amounts that Northwest owed to us as of September 14, 2005, totaling approximately $51.6 million. Since Northwest’s filing, we have taken steps to preserve liquidity by drawing $17.0 million under our revolving credit facility, and by taking maximum advantage of payment terms with our trade vendors. Northwest has honored the payment terms of the ASA for services we have provided to it since its bankruptcy filing on September 14, and we expect Northwest to continue to do so at least until Northwest seeks to assume or reject the ASA. If Northwest continues to pay us in accordance with the terms of the ASA, we believe our liquidity will be adequate to fund our operations. For additional discussion regarding our liquidity, see “Liquidity and Capital Resources” below.
     Northwest requested that we remove 15 of our CRJ Aircraft from service and place them into long-term storage, effective November 1, 2005. We have done so, and are making arrangements to reduce our costs to compensate for the 15 aircraft schedule reduction. We will have excess staffing levels in all areas of our operations as a result of the 15 aircraft removed from service. We expect to reduce staffing levels through a combination of regular attrition, reduced productivity of existing employees, voluntary employee leaves, and, potentially, involuntary furloughs.
     Under the ASA, we receive variable revenue based on the number of block hours and cycles we produce, fixed revenue based on the number of aircraft in our fleet, and revenue to reimburse us for certain expenses arranged by Northwest, such as aircraft rent and fuel. We expect the 15 aircraft schedule reduction to impact only the variable components of our revenue, and we have informed Northwest that we expect to continue receiving fixed based components of our revenue calculated on the basis of our full 139 aircraft fleet, in accordance with the terms of the ASA.
     We expect fourth quarter 2005 earnings to decline between 10% and 15% as compared to our previous expectations based on operating a full complement of 139 aircraft and excluding any potential asset impairment charges that we may incur. However, should Northwest try to dispute the terms of the ASA and claim that it owes us an even lower amount of revenue as a result of the 15 aircraft schedule reduction, the impact upon our fourth quarter earnings could be substantially greater.
     Northwest has indicated in various filings with the bankruptcy court that a key component of its reorganization strategy is to create a new regional airline subsidiary that would operate regional jet aircraft seating between 77 and 100 passengers. Further, Northwest’s filings have indicated that it would expect to outsource the operations of all regional jet aircraft seating up to 76 passengers to regional airlines such as us. To the extent that Northwest adds additional regional aircraft configured up to 76 seats to its network, we would actively seek to operate those aircraft on Northwest’s behalf. We would expect that many of our competitors, some having significantly more financial resources than we do, would also aggressively seek to operate expansion regional jet aircraft in Northwest’s network.
     We continue to believe that the CRJ Aircraft we operate on behalf of Northwest are an integral component of Northwest’s hub and spoke operations, and we believe it would be exceedingly difficult for Northwest to transition our existing operations to a different regional airline. We expect that Northwest will seek to renegotiate terms of the ASA with us prior to assuming the ASA during Northwest’s bankruptcy proceedings. We cannot predict the modifications Northwest will seek or the timing of when such discussions would occur. In the interim, we intend to continue operating under the existing terms of the ASA and expect Northwest to do so as well.
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
     We are currently restricted by the terms of our ASA from operating aircraft with more than 59 seats, even through the use of a separate operating subsidiary and separate air carrier certificate. We believe that this scope restriction will be eliminated as part of negotiations with Northwest during its bankruptcy proceedings.
     We are in the process of voluntarily adopting the standards of the Air Transportation Oversight System (“ATOS”) prescribed by the Federal Aviation Administration (“FAA”). ATOS is a system developed by the FAA that allows air carriers to standardize their operating methods and procedures, providing for better coordination of the FAA’s role in monitoring and reviewing certificated air carriers. Implementing ATOS requires, among other things, standardizing certain flight operating procedures and policies and replacing paper operating manuals with electronic manuals. We are not required to adopt ATOS and have chosen to do so voluntarily. We expect to complete the conversion of our manuals, policies and procedures to an ATOS compliant format during the fourth quarter of 2005, and the FAA would at such time begin its review and prepare its local office for implementation and training on ATOS procedures. We believe that adopting ATOS standards for our existing operations will also reduce the time to apply for and obtain a second air carrier operating certificate from the DOT, because the second operating certificate would also be ATOS compliant.
Results of Operations
     The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2005 compared to the same periods in 2004.
Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004
Revenues
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

     The following schedule summarizes operating revenue, operating expenses, and operating income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	(in thousands)
	2005			2004
	Reimbursed	Pre-set Rates	Total	Reimbursed	Pre-set Rates	Total
Operating revenues:
Regional airline services	$148,291	$70,541	$218,832	$111,270	$55,793	$167,063
Other	—	2,111	2,111	—	1,023	1,023

Total operating revenues	148,291	72,652	220,943	111,270	56,816	168,086

Operating expenses:
Salaries, wages and benefits	—	35,155	35,155	—	27,425	27,425
Aircraft fuel	30,338	217	30,555	22,698	118	22,816
Aircraft maintenance, materials and repairs	2,537	4,936	7,473	2,634	2,778	5,412
Aircraft rentals	73,737	—	73,737	55,290	—	55,290
Other rentals and landing fees	4,726	6,738	11,464	4,768	5,279	10,047
Ground handling services	17,637	5,979	23,616	12,684	5,093	17,777
Depreciation	—	1,041	1,041	—	812	812
Other	4,487	11,857	16,344	2,069	7,913	9,982
Charges associated with bankruptcy filings of Northwest and Mesaba (Note 2)	—	—	53,914	—	—	—

Total operating expenses	133,462	65,923	253,299	100,143	49,418	149,561

Operating income:	$14,829	$6,729	$(32,356)	$11,127	$7,398	$18,525

Operating income as a percent of operating revenues	10.0%	(9.3)%	(14.6)%	10.0%	13.0%	11.0%
     Operating revenue of $220.9 million for the three months ended September 30, 2005 increased $52.9 million, or 31%, over operating revenue of $168.1 million for the same period in 2004. The increase in operating revenue was primarily caused by the addition of 30 CRJ aircraft to our fleet. CRJ block hours and cycles increased by 32% and 20%, respectively, causing increases in revenue, including margin, of $10.0 million and $3.3 million, respectively. Revenue associated with expense reimbursements, including margin, increased by $36.7 million, or 33%.
     Regional airline services revenue per CRJ block hour for the three months ended September 30, 2005 and 2004 were $1,897 and $1,908 respectively, which represents a decrease of approximately 1%. Regional airline services revenue per cycle increased by 9% to $3,311 from $3,040. The variances in revenue per block hour and cycle are due primarily to an increase in the average length of our flights of 9% over the same periods.
Operating Expenses
     The increase in operating expenses during the three months ended September 30, 2005 was predominantly due to the previously discussed losses of $53.9 million associated with the bankruptcy filings of Northwest and Mesaba. Excluding the losses due to bankruptcy filings, the increase in operating expenses for the three months ended September 30, 2005 was due primarily to the growth in our level of operations. Total operating expenses increased by $103.7 million and 69%.
     Salaries, wages and benefits increased by $7.7 million, or 28%, due to the 28% increase in the number of employees as well as wage rate and benefit increases. Increases of 26%, 30% and 23% in the number of pilots, flight attendants and customer service agents, respectively, accounted for $5.7 million of the increase.

     Aircraft fuel expense increased $7.7 million, or 34%, due to the 32% increase in block hours. In accordance with the ASA, aircraft fuel costs are reimbursed in full by Northwest and capped at $0.78 per gallon.
     Aircraft maintenance, materials and repairs expenses increased approximately $2.1 million due to increased levels of heavy checks and engine maintenance performed as our fleet ages. In the third quarter 2005, Northwest finalized the terms of its cost per hour contract for auxiliary power units. The amounts due under the terms of the final agreement differed from previous estimates which resulted in a reduction to expense of $1.9 million related to previous periods in 2005.
     Aircraft rental expense increased $18.4 million, or 33%, due to the addition of 30 aircraft to our fleet. As previously noted, we sublease our CRJ aircraft from Northwest under operating leases that expire December 31, 2017. The monthly lease rates include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Northwest reimburses aircraft rental expense in full under the ASA.
     Other rentals and landing fees increased due to an increase in landing fees of approximately $0.9 million, or 16%, which is largely due to our increased level of operations and a change in the mix of cities where we provide passenger service.
     Ground handling services increased by $5.8 million, or 33%, due primarily to the 20% increase in the number of departures performed. The increase in ground handling expense per departure was primarily due to the addition of new cities where we provide passenger service with higher average handling costs.
     The increase in other expenses was driven by our increased level of operations, most notably an increase of $0.9 million of expenses associated with overnight travel for our pilots and flight attendants, an increase of $2.1 million attributable to property taxes and an increase in certain professional services of $0.7 million.
Nonoperating Income and Expenses
     Higher average cash balances during the three months ended September 30, 2005 caused an increase in interest income compared to the same period in 2004. A reduction in the interest rates on our outstanding borrowings caused the decrease in interest expense for the same periods.
     Miscellaneous income for the three months ended September 30, 2004 consists of a gain of $0.3 million recorded in connection with the sale of the Saab equipment. There were no such transactions for the same period in 2005.
Income Tax Expense
     For the three months ended September 30, 2004, we lowered our income tax expense by approximately $1.7 million due to reductions in the amounts we had previously estimated for our tax obligations for 2004 and 2003. This reduction in 2004 expense is the primary cause for the increase in our effective tax rate for the three months ended September 30, 2005. The recording of a valuation allowance of $636 for certain deferred tax assets associated with the bankruptcy filings of Northwest and Mesaba also resulted in a slight increase in our effective rate.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004
Revenues
     The following schedule summarizes operating revenue, operating expenses, and operating income by type for the periods indicated:

	Nine Months Ended September 30,
	(in thousands)
	2005			2004
	Reimbursed	Pre-set Rates	Total	Reimbursed	Pre-set Rates	Total
Operating revenues:
Regional airline services	$420,349	$202,192	$622,541	$301,244	$150,860	$452,104
Other	—	6,033	6,033	—	2,034	2,034

Total operating revenues	420,349	208,225	628,574	301,244	152,894	454,138

Operating expenses:
Salaries, wages and benefits	—	99,664	99,664	—	75,524	75,524
Aircraft fuel	84,172	488	84,660	58,556	327	58,883
Aircraft maintenance, materials and repairs	10,030	13,516	23,546	8,480	8,447	16,927
Aircraft rentals	206,632	—	206,632	148,972	—	148,972
Other rentals and landing fees	14,068	18,600	32,668	13,958	13,024	26,982
Ground handling services	51,528	17,877	69,405	33,163	12,967	46,130
Depreciation	—	3,019	3,019	—	2,302	2,302
Other	11,884	32,686	44,570	7,991	20,648	28,639
Charges associated with bankruptcy filings of Northwest and Mesaba (Note 2)	—	—	53,914	—	—	—

Total operating expenses	378,314	185,850	618,078	271,120	133,239	404,359

Operating income:	$42,035	$22,375	$10,496	$30,124	$19,655	$49,779

Operating income as a percent of operating revenues	10.0%	(10.7)%	1.7%	10.0%	12.9%	11.0%
     Operating revenue of $628.6 million for the nine months ended September 30, 2005 increased $174.4 million, or 38%, over operating revenue of $454.1 million for the same period in 2004. The increase in operating revenue was primarily caused by the addition of 30 CRJ aircraft to our fleet. CRJ block hours and cycles increased by 43% and 29%, respectively, causing increases in revenue, including margin, of $33.2 million and $11.6 million, respectively. Revenue associated with expense reimbursements, including margin, increased by $118.7 million, or 39%.
     Regional airline services revenue per CRJ block hour for the nine months ended September 30, 2005 and 2004 were $1,911 and $1,983, respectively, which represents a decrease of approximately 4%. Regional airline services revenue per cycle increased by 7% to $3,326 from $3,108. The variances in revenue per block hour and cycle are due primarily to an increase in the average length of our flights of 12% over the same periods.
Operating Expenses
     The increase in operating expenses during the nine months ended September 30, 2005 was predominantly due to the losses due to bankruptcy filings of Northwest and Mesaba, and the growth in our level of operations. Total operating expenses increased by $213.7 million and 53%.
     Salaries, wages and benefits increased by $24.1 million, or 32%, due to the 28% increase in the number of employees as well as wage rate and benefit increases. Increases of 26%, 30% and 23% in the number of pilots, flight attendants and customer service agents, respectively, accounted for $19.3 million of the increase.

     Aircraft fuel expense increased $25.8 million, or 44%, due to the 43% increase in block hours. In accordance with the ASA, passenger fuel costs are reimbursed in full by Northwest and capped at $0.78 per gallon.
     Aircraft maintenance, materials and repairs expenses that are reimbursed by Northwest increased principally due to increased utilization of certain maintenance cost per hour services. This accounted for approximately $1.6 million of the increase in reimbursed expenses. The remaining increases in maintenance expense, both reimbursed and unreimbursed, were due mainly to the increase in our level of operations and the expiration of warranty on a portion of our fleet.
     Aircraft rental expense increased $57.7 million, or 39%, due to the addition of 30 aircraft to our fleet. As previously noted, we sublease our CRJ aircraft from Northwest under operating leases that expire December 31, 2017. The monthly lease rates include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Northwest reimburses aircraft rental expense in full under the ASA.
     Other rentals and landing fees increased $5.7 million, or 21%, which is largely due to our increased level of operations and a change in the mix of cities where we provide passenger service.
     Ground handling services increased by $23.3 million, or 50%, due primarily to the 29% increase in the number of departures performed. The increase in ground handling expense per departure was primarily due to the addition of new cities where we provide passenger service with higher average handling costs.
     The increase in other expenses was driven by our increased level of operations, most notably an increase of $3.0 million of expenses associated with overnight travel for our pilots and flight attendants, an increase of $2.8 million attributable to property taxes and an increase in certain professional services of $2.5 million.
Nonoperating Income and Expenses
     Higher average cash balances during the nine months ended September 30, 2005 caused an increase in interest income compared to the same period in 2004. A reduction in the interest rates on our outstanding borrowings caused the decrease in interest expense for the same periods.
     Nonoperating income for the nine months ended September 30, 2005 includes a pre-tax gain of $18.0 million, net of advisory fees of $0.4 million, related to the extinguishment of our debt with Northwest. See Note 5 in Item 1 of this Form 10-Q for further discussion.
Income Tax Expense
     For the three months ended September 30, 2004, we lowered our income tax expense by approximately $1.7 million due to reductions in the amounts we had previously estimated for our tax obligations for 2004 and 2003. This reduction in 2004 expense is the primary cause for the increase in our effective tax rate for the three months ended September 30, 2005. The recording of a valuation allowance of $636 for certain deferred tax assets associated with the bankruptcy filings of Northwest and Mesaba also resulted in a slight increase in our effective rate.

Certain Statistical Information
     Information with respect to our operating expense components as a percentage of revenue, as cents per available seat miles (“ASMs”) and as dollars per block hour is as follows:

	Three Months Ended September 30,
	2005				2004
				Cost per	Amount			Cost per
	Amount (in	Percent of	Cents per	Block Hour	(in	Percent of	Cents per	Block Hour
	thousands)	Revenue	ASM	(dollars)	thousands)	Revenue	ASM	(dollars)
Operating expenses:
Salaries, wages and benefits	$35,155	16%	2.26	$305	$27,426	16%	2.36	$313
Aircraft fuel	30,555	14%	1.96	265	22,816	14%	1.97	261
Aircraft maintenance, materials and repairs	7,473	4%	0.48	65	5,412	3%	0.47	62
Aircraft rentals	73,737	33%	4.74	639	55,289	33%	4.77	632
Other rentals and landing fees	11,464	5%	0.74	99	10,047	6%	0.87	115
Ground handling services	23,616	11%	1.52	205	17,777	11%	1.53	203
Depreciation	1,041	0%	0.07	9	812	0%	0.07	8
Other	16,344	7%	1.05	141	9,982	6%	0.86	114
Provision for losses associated with bankruptcy filings of Northwest and Mesaba (Note 2)	53,914	23%	3.47	467	—	—	—	—

Total operating expenses	$253,299	113%	16.29	$2,195	$149,561	89%	$12.90	$1,708

	Nine Months Ended September 30,
	2005				2004
				Cost per	Amount			Cost per
	Amount (in	Percent of	Cents per	Block Hour	(in	Percent of	Cents per	Block Hour
	thousands)	Revenue	ASM	(dollars)	thousands)	Revenue	ASM	(dollars)
Operating expenses:
Salaries, wages and benefits	$99,664	16%	2.30	$306	$75,524	17%	2.55	$331
Aircraft fuel	84,660	14%	1.96	260	58,883	13%	1.98	258
Aircraft maintenance, materials and repairs	23,546	4%	0.54	72	16,927	4%	0.57	74
Aircraft rentals	206,632	33%	4.78	634	148,972	33%	5.02	654
Other rentals and landing fees	32,668	5%	0.76	100	26,982	6%	0.91	119
Ground handling services	69,405	11%	1.60	213	46,130	10%	1.55	202
Depreciation	3,019	0%	0.07	10	2,302	0%	0.08	10
Other	44,570	7%	1.03	136	28,639	6%	0.97	126
Provision for losses associated with bankruptcy filings of Northwest and Mesaba (Note 2)	53,914	8%	1.18	157	—	—	—	—

Total operating expenses	$618,078	98%	14.22	$1,888	$404,359	89%	13.63	$1,774

     The following table summarizes certain operational statistics for the periods indicated:

	Three Months Ended September 30,
	2005	2004	Change
Other Data:
Revenue passengers (in thousands)	2,192	1,777	23%
Revenue passenger miles (in thousands) (1)	1,160,095	827,798	40%
Available seat miles (in thousands)	1,555,520	1,159,265	34%
Passenger load factor (2)	74.6%	71.4%	3.2 pts
Operating revenue per available seat mile (in cents)	14.20	14.50	(2%)
Operating costs per available seat mile (in cents)	16.29	12.90	26%
Operating costs per available seat mile without the losses associated with bankruptcy filings (in cents)	12.82	12.90	(1%)
Operating revenue per block hour	$1,915	$1,920	(0%)
Operating costs per block hour	$2,195	$1,708	29%
Operating costs per block hour without the losses associated with bankruptcy filings	$1,728	$1,708	1%
Block hours	115,358	87,540	32%
Cycles	66,094	54,946	20%
Average daily utilization (block hours)	9.04	9.16	(0.12 hrs)
Average stage length (miles)	510	466	9%
Number of operating aircraft (end of period)	139	109	28%
Employees (end of period)	3,605	2,826	28%

	Nine Months Ended September 30,
	2005	2004	Change
Other Data:
Revenue passengers (in thousands)	5,971	4,625	29%
Revenue passenger miles (in thousands) (1)	3,064,647	2,066,875	48%
Available seat miles (in thousands)	4,326,501	2,966,912	46%
Passenger load factor (2)	70.8%	69.7%	1.1 pts
Operating revenue per available seat mile (in cents)	14.53	15.31	(5%)
Operating costs per available seat mile (in cents)	14.22	13.63	4%
Operating costs per available seat mile without the losses associated with bankruptcy filings (in cents)	13.04	13.63	(4%)
Operating revenue per block hour	$1,929	$1,992	(3%)
Operating costs per block hour	$1,888	$1,774	6%
Operating costs per block hour without the losses associated with bankruptcy filings	$1,731	$1,774	(2%)
Block hours	325,802	227,976	43%
Cycles	187,188	145,478	29%
Average daily utilization (block hours)	9.20	8.88	0.32 hrs
Average stage length (miles)	502	447	12%
Number of operating aircraft (end of period)	139	109	28%
Employees (end of period)	3,605	2,826	28%

(1)	Revenue passenger miles represents the number of miles flown by revenue passengers.

(2)	Passenger load factor equals revenue passenger miles divided by available seat miles.

Liquidity and Capital Resources
     As of September 30, 2005, we had $58.6 million in cash and cash equivalents. Net cash provided by operating activities for the nine months ended September 30, 2005 was $13.2 million. Cash used for investing activities was $16.2 million and cash provided by financing activities was $26.6 million.
     Our liquidity as of September 30, 2005 was significantly impacted by Northwest’s bankruptcy filing on September 14, 2005. Since that time, Northwest has honored the existing payment terms under the ASA for the regional airline services that we have provided to Northwest subsequent to its bankruptcy filing. To the extent that Northwest continues to honor the payment terms of the ASA during its bankruptcy proceedings, we expect our cash flow from operations to be sufficient to meet our ongoing capital requirements and financial commitments. However, we may not have sufficient resources to pay the additional sublease security deposits to Northwest described below under “Contractual Obligations” if we are required to do so on March 1, 2006, and we may not have sufficient resources to repay our revolving credit facility described below under “Contractual Obligations” if it is accelerated prior to its maturity in June 2006.
     Contractual obligations. The following chart details our debt and lease obligations at September 30, 2005.

	Payments Due by Period
	(in thousands)
	Total	2005(1)	2006	2007	2008	2009	Thereafter
Contractual Obligations:
Senior convertible notes	$121,000	$—	$—	$—	$—	$—	$121,000
Line of credit (2)	17,000	—	17,000	—	—	—	—
Interest payments on long-term debt	76,684	—	3,933	3,933	3,933	3,933	60,952
Capital lease	38	12	26	—	—	—	—
Operating leases	3,640,972	75,307	301,277	299,231	297,959	297,268	2,369,930
Additional aircraft deposits (4)	24,325	—	—	24,325	—	—	—
Purchase obligations (3)	6,352	782	1,757	1,094	960	916	843

Total contractual cash obligations	$3,886,371	$76,101	$323,993	$328,583	$302,852	$302,117	$2,552,725

(1)	Contractual obligations for the remainder of 2005

(2)	Borrowings outstanding as of September 30, 2005, under our revolving credit facility with First Tennessee Bank, which expires June 16, 2006.

(3)	Amounts represent noncancelable commitments to purchase goods and services, including certain aircraft parts and information technology.

(4)	Disputed additional aircraft deposits demanded by Northwest before March 1, 2006. The Company has offered payment prior to November 2007.
     The amounts noted above for operating leases include $3.6 billion of obligations for leased CRJ aircraft from Northwest. Under the terms of the ASA, we are reimbursed by Northwest in full for aircraft rental expense.
     Amounts shown above for operating leases have been reduced by approximately $4.9 million, related to the reserve established for lease receivables from Mesaba (See Note 2 “Northwest and Mesaba bankruptcy filings”).
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
     On June 16, 2005, we entered into a Revolving Credit Facility (the “Revolver”) with First Tennessee Bank. The Revolver is a one-year commitment that allows for borrowings up to $17.0 million. Advances under the facility will accrue interest at the Bank’s base rate, or at LIBOR plus 2.50% at our option. The Revolver is secured by our inventory of spare parts, ground equipment, and furniture and fixtures. As discussed in Note 2 of this Form 10-Q, Northwest failed to make scheduled payments to the Company due to its bankruptcy filing. As a result, we made the decision to borrow the total amount available of $17.0 million at the time of the Northwest bankruptcy. This amount remains outstanding at September 30, 2005. We feel this continued borrowing is appropriate due to uncertainties associated with the Northwest bankruptcy.
     The Revolver agreement contains certain financial covenants, including a minimum month-end balance of cash and cash equivalents, a minimum working capital requirement, and a minimum net income test. As of September 30, 2005, we were in compliance with these financial covenants. However, we expect that we will not remain in compliance with all of these financial covenants during the first quarter of 2006. We are currently in discussions with the bank to amend our revolving credit facility in order to remain in future compliance with these financial covenants.
     Amounts noted above as disputed additional aircraft deposits relates to a demand given by Northwest in September 2005 that we pay $24.3 million in additional aircraft sublease security deposits prior to March 1, 2006, in accordance with the terms of our aircraft subleases with Northwest. As discussed in Note 7 of Item 1 of this Form 10-Q, we have disputed Northwest’s right to request additional sublease security deposits at this time, and we expect to resolve this issue as part of our discussions with Northwest concerning assumption of our ASA agreement during Northwest’s bankruptcy proceedings. However, it is possible that we could be compelled to pay the additional sublease security deposits if we are unsuccessful in resolving this dispute prior to March 1, 2006. During our discussions with Northwest on this matter, we proposed that Northwest may request additional security deposits on or after November 1, 2007. Because this item is in dispute and due to uncertainty associated with the Northwest bankruptcy, we have shown additional security deposits being paid in 2007.
     Operating activities. Net cash provided by operating activities was $13.2 million during the nine months ended September 30, 2005. This was due primarily to cash provided by net income of $15.7 million, depreciation and amortization of $3.5 million and changes in operating assets and liabilities of $24.1 million, offset by the pre-tax gain on extinguishment of debt of $18.0 million and deferred income taxes of $19.0 million. Net cash provided by operating activities was $25.5 million during the nine months ended September 30, 2004, due primarily to cash provided by net income of $30.4 million and deferred income taxes of $2.7 million, offset by changes in operating assets and liabilities of $9.4 million.
     Investing activities. Cash used for investing activities for the nine months ended September 30, 2005 and 2004 was $16.2 million and $5.0 million, respectively. The increase is primarily due to the $5.1 million payment to Northwest for contractual rights and $4.0 million for short-term investments in marketable debt securities. For a more detailed information on short-term investments, refer to Note 16 in Item 1 of this Form 10-Q.
     We expect capital expenditures for 2005 to be approximately $8.0 million (excluding the $5.1 million for the contractual rights paid to Northwest), primarily relating to CRJ aircraft rotable and expendable parts and tooling, software application and automation infrastructure projects and maintenance and ground equipment. We are expecting to fund these expenditures with cash flows generated from our operations.
     Financing activities. Cash provided by financing activities for the nine months ended September 30, 2005 totaled $26.6 million. We received $121.0 million in gross proceeds from the issuance of the Notes. The proceeds were primarily used to retire our Note Payable to Northwest for $101.6 million and to repay our borrowings under the Northwest Revolver in the amount of $5.0 million. Additionally, we paid $4.4 million to various third parties in debt issuance costs related to the issuance of the Notes, and $0.4 million in fees in connection with the retirement of our long-term debt. As discussed above, we also drew $17.0 million on our revolving credit facility with First Tennessee bank.
     Deferred tax asset. In connection with the estimated losses for the bankruptcy filings of Northwest and Mesaba of $53.9 million, we recorded a deferred tax benefit of $19.4 million, which represents the future federal and state income tax deductions provided to the Company from these losses. We are currently evaluating the extent to which this deduction could impact our 2005 taxable income with the upcoming filing of our federal and state income tax returns. Should our ability to realize this future benefit be at risk because of certain federal and state limitations regarding the carry-back of taxable losses, we may implement various tax strategies to immediately utilize this tax deduction. Among other things, one potential strategy would be for us to sell our claim against Northwest to a third party and thereby make final determination of the amount ultimately recovered, which would allow for an immediate tax benefit.
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
     Provisions for losses on subleases. In determining losses on subleases, we follow the guidance of Financial Accounting Standards Board (“FASB”) Technical Bulletin 79-15 “Accounting for Loss on a Sublease Not Involving the Disposal of a Segment.” This standard requires that a sublease loss be recognized when the required cash flows under the original lease do not equal or exceed the future cash flows expected under the related sublease. The sublease loss is measured based on the difference between current market lease rates and the lease rates under the original lease.
     As discussed in Note 2 of this Form 10-Q, we recorded a sublease loss of $4,885 for the three months ended September 30, 2005 related to the 11 Saab Turboprop aircraft and two related engines that we sublease to Mesaba Aviation, Inc. ("Mesaba"), a wholly-owned subsidiary of MAIR Holdings, Inc., who filed for bankruptcy under Chapter 11 of the United States bankruptcy code on October 13, 2005.
     Future sublease payments that are different than our current estimates, which are based on market rates, will result in adjustments to our loss on sublease. As Mesaba proceeds through its bankruptcy process, we will appropriately revise our estimate of sublease losses as we become aware of new information.

     Allowance for doubtful accounts. We grant trade credit to certain approved customers and perform a monthly analysis of outstanding trade receivables to assess the likelihood of collection. For balances where we do not expect full payment of amounts owed, an allowance is recorded to adjust the trade receivable to our best estimate of the amount we will ultimately collect.
     As discussed in Note 2 of this Form 10-Q, Northwest filed for protection under Chapter 11 of the United States Bankruptcy Code on September 14, 2005. At that time, Northwest owed approximately $51,610 under the ASA and related agreements, net of amounts that we owed to Northwest under these agreements. After analyzing the collectibility of these pre-petition receivables of $51,610, we concluded that a provision of $49,030 was necessary for amounts we may not ultimately collect from Northwest. The remaining net balance of $2,580 represents our best estimate of the recoverable portion of these pre-petition receivables.
     As discussed in Note 2, there is a significant amount of uncertainty surrounding the Northwest bankruptcy process, which may include negotiations with Northwest regarding our ASA. As such, it is reasonably likely that the pre-petition amounts we ultimately collect will be different, potentially by a material amount, than our current estimate. In future periods, we will appropriately revise our estimate of recoverable amounts as we become aware of new information.
     Additional information regarding our “Critical Accounting Policies” can be found in our Annual Report on page 33. In addition, Note 2 to the consolidated financial statements in our Annual Report contains a summary of our significant accounting policies.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
     We are not directly subject to market risks such as commodity price risk (e.g., aircraft fuel prices) and interest rate risk. As discussed in Note 3 regarding our airline services agreement, Northwest is our sole customer.
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
     Senior Convertible Notes. While we pay interest on the Notes at a fixed rate of 3.25%, the fair value of the Notes is sensitive to changes in interest rates and to changes in the market price of our common stock. Interest rate changes may result in increases or decreases in the fair value of the Notes due to differences between market interest rates and rates in effect at the inception of the obligation. The fair value of the Notes may also increase or decrease with differences between the current market price of our common stock and the market price on the original issuance date of the Notes. Unless we elect to repurchase our Notes in the open market, changes in their fair value have no impact on our consolidated financial statements as a whole. The estimated fair value of the Notes on October 17, 2005 was approximately $78.7 million, based on quoted market prices.
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

	By:	/s/ PHILIP H. TRENARY

Philip H. Trenary
Date: November 2, 2005		President and Chief Executive Officer

	By:	/s/ PETER D. HUNT

Peter D. Hunt
Date: November 2, 2005		Vice President and Chief Financial Officer