Form 10-K
period 2005-12-31
PINNACLE AIRLINES CORP
filed 2006-03-03
CIK 1166291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File Number 001-31898
PINNACLE AIRLINES CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0376558 (I.R.S. Employer Identification No.)

1689 Nonconnah Blvd, Suite 111
Memphis, Tennessee	38132
(Address of principal executive offices)	(Zip Code)
901-348-4100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, $.01 par value	Nasdaq National Market
Securities registered pursuant to section 12 (g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $166 million as of June 30, 2005.
As of March 2, 2006, 22,080,585 shares of common stock were outstanding.

Documents Incorporated by Reference
Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2005.

Item 1. Business
Part I
Item 1. Business
     Pinnacle Airlines Corp. and its wholly owned subsidiary, Pinnacle Airlines, Inc. (which operates as “Northwest Airlink”), are collectively referred to in this report as the “Company,” “we” and “us” except as otherwise noted. Northwest Airlines Corporation and its subsidiaries are collectively referred to as “Northwest.”
Our Company
     We operate an all-regional jet fleet providing regional airline capacity to Northwest at its domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis, and the focus city of Indianapolis. At December 31, 2005, we operated a jet fleet of 124 Canadair Regional Jet (‘‘CRJ’’) aircraft and offered regional airline services as a Northwest Airlink carrier with approximately 705 daily departures to 118 cities in 37 states and four Canadian provinces.
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
Northwest and Mesaba Bankruptcies
     On September 14, 2005, Northwest filed for protection under Chapter 11 of the United States Bankruptcy Code. Northwest’s bankruptcy filing has had a profound impact on us. As a result of the automatic stay imposed by the bankruptcy court, we did not receive payments totaling approximately $51.3 million (net of amounts we owed to Northwest) related to services we provided to Northwest prior to its bankruptcy filing. In September 2005, Northwest requested that we remove 15 CRJ aircraft from service. These aircraft were removed from the fleet effective November 1, 2005, reducing our total operating CRJ fleet from 139 to 124 aircraft. Northwest has subsequently rejected its primary lease agreements with third party lessors on these 15 aircraft, and returned the aircraft to such lessors. We received fixed payments based on an operating fleet of 139 aircraft through November 30, 2005, but have not received or made any payments related to these 15 aircraft under the airline services agreement (“ASA”) since the rejection order was entered by the bankruptcy court. Our ASA with Northwest provides that we are entitled to maintain a minimum operating fleet of at least 139 aircraft, and we have objected to this breach. We are evaluating what legal options, if any, we have to require Northwest to comply with this material provision, or at a minimum to prevent Northwest from removing additional CRJ aircraft from our operating fleet. In addition, we have requested that Northwest return to us $2.6 million in security deposits related to the 15 aircraft, although Northwest has not done so.
     During its bankruptcy proceedings, Northwest will make decisions to assume or reject key executory contracts to further its reorganization. Our ASA is one such contract. Although we continue to believe that the services we provide have significant value to Northwest, Northwest could attempt to replace us with another regional airline services provider. On December 9, 2005, we received a request for proposal (“RFP”) from Northwest, asking regional airlines to submit proposals to operate up to 126 regional jets with capacity up to 76 seats. We have since provided an offer to Northwest both to continue operating our fleet of CRJ aircraft with some modifications to our current ASA and to operate aircraft on behalf of Northwest with seating capacities up to 76 seats. We are discussing the RFP response with

Item 1. Business
Northwest, and we understand that Northwest is also discussing RFP responses with several other regional airlines. We expect that some of our competitors will offer to provide regional airline service to Northwest on terms significantly more favorable to Northwest than those contained in our current ASA. We believe that the best alternative for our shareholders is for us to continue our business relationship with Northwest. Therefore, we will work with Northwest to determine mutually satisfactory conditions under which Northwest will seek to assume the ASA, and we understand that the economic terms of that arrangement are likely to be significantly less favorable to us than those contained in the current ASA.
     On October 13, 2005, Mesaba Aviation, Inc. (“Mesaba”), another regional carrier operating as Northwest Airlink, filed for bankruptcy protection. We lease 11 Saab turboprop aircraft and two spare engines from a third party that, pursuant to the terms of our ASA with Northwest, we subleased to Mesaba. As part of its reorganization proceedings, Mesaba has rejected the subleases and returned the aircraft and spare engines to us. We expect to have an unsecured claim against Mesaba of approximately $10.1 million related to maintenance required under the subleases and the loss of future sublease income. We currently have possession of the aircraft and are evaluating options to minimize the negative financial impact of their return to us by subleasing them to another operator. Our ASA provides that our Saab rental expenses, net of sublease rental income, are treated as a reimbursable expense from Northwest in the current period to which they relate. We have requested that Northwest pay us for our ongoing Saab rental expenses as part of the monthly payments it makes to us under the ASA. Northwest has indicated that it does not intend to pay us these amounts. We will continue to pursue all claims related to the Saab aircraft that we may have against both Northwest and Mesaba.
     The terms of our sublease agreements with Northwest provide that Northwest may request additional security deposits in the amount of $21.7 million once the promissory note we issued to Northwest, dated January 14, 2003 and with a stated maturity of December 2009 (the “NWA Note”), has been paid in full. Northwest has made such request, and has demanded that we pay these additional security deposits prior to March 2006. Northwest has extended the deadline for its demand to March 15, 2006. We expect that ultimately the amount of security deposits required by Northwest as part of our future relationship will be addressed through our ongoing discussions concerning assumption of the ASA. If this issue is not resolved by March 15, or if Northwest does not extend its deadline beyond March 15, then we may seek legal remedies to prevent payment of these security deposits to Northwest. We do not know whether we will be successful in avoiding these deposit payments. Any payments we would make as a result of this request would be classified as “other assets” on our consolidated balance sheet.
     For the year ended December 31, 2005, we recorded losses of $51.5 million and $8.1 million associated with the bankruptcy filings of Northwest and Mesaba, respectively.
Our Airline Services Agreement with Northwest
     We provide regional airline service to Northwest under an ASA, which we entered into with Northwest effective March 1, 2002. The terms of the ASA are materially different from the terms of our historical arrangement with Northwest prior to March 1, 2002. Since 2002, we have amended the ASA several times to, among other things, extend the term of the ASA from December 31, 2012 to December 31, 2017, reduce the target operating margin from 14% to 10% effective December 1, 2003, and increase our minimum fleet size to 139 aircraft. The discussion below describes the ASA in its current form; however, we expect that Northwest will request substantial modifications to the ASA as a condition to any agreement to assume the ASA during its bankruptcy reorganization. As discussed previously, Northwest has already reduced our fleet size to 124 aircraft, below the minimum 139 aircraft required under the ASA.
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

Item 1. Business
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
     Margin payments: We receive a monthly margin payment based on the revenues described above calculated to achieve a target operating margin. The target operating margin for the eleven months ended November 30, 2003 was 14%. In conjunction with the Offering, we amended the ASA to lower our target operating margin to 10%, effective December 1, 2003. Under the amended ASA, our target operating margin will be reset to a market-based percentage in 2008, but the reset target operating margin will be no lower than 8% and no higher than 12%.
     Under the ASA, we operate flights on behalf of Northwest. Northwest controls our scheduling, pricing, reservations, ticketing and seat inventories and is entitled to all revenues associated with the operation of our aircraft.
     Through 2007, if our actual costs that are intended to be covered by the revenues we receive based on pre-set rates deviate from the expected costs used in developing those pre-set rates, and as a result our annual operating margin is below the 9% floor or above the 11% ceiling for each year through 2005, or below the 8% floor or above the 12% ceiling for 2006 and 2007, a year-end adjustment in the form of a payment by Northwest to the Company or by the Company to Northwest will be made to adjust our operating margin to the floor or ceiling. Specified amounts are excluded when determining whether our annual operating margin is below the floor or above the ceiling. Beginning in 2008, Northwest will not guarantee our minimum operating margin, although we will still be subject to a margin ceiling above the revised target operating margin.
     If our actual operating margin for any year beginning with 2008 exceeds the revised target operating margin by up to five percentage points, we will make a year-end adjustment payment to Northwest in an amount equal to half of the excess. In addition, should our actual operating margin exceed the targeted operating margin by more than five percentage points, we will pay Northwest all of the excess above five percent. For the years ended December 31, 2004, and 2003, no margin adjustment payments were required pursuant to the terms of the ASA. We are still evaluating whether a margin adjustment payment will be due from Northwest for the year ended December 31, 2005, although we do not expect to collect a material portion of any such payment as a result of Northwest’s bankruptcy.
     The ASA and the other agreements we have entered into with Northwest to provide us with various ongoing services were made in the context of our being a subsidiary of Northwest and were negotiated in the overall context of the initial contribution of shares to the Northwest Airlines Pension Plans. As a result of Northwest’s control of us when these agreements were negotiated, the prices and other terms under these agreements may be different from the terms we might have obtained in arm’s-length negotiations with unaffiliated third parties for similar services. Some of these terms may be more favorable to us than those we would have been able to obtain otherwise. When we need to replace these agreements, we will be negotiating with Northwest or third parties on an arm’s-length basis, and we may not be able to do so on as favorable terms. In addition, some of the terms Northwest has imposed on us may be more onerous than could be freely obtained with independent third parties, thereby negatively impacting our future profitability and cash flow.
     These agreements generally contain cross-termination provisions such that termination of the ASA will trigger a termination under the relevant agreement. In addition, these agreements generally provide that they will terminate upon a change of control of our company or our affiliates. Note 5, Other Agreements with Northwest in the notes to our consolidated financial statements in Item 8 of this Form 10-K, includes a summary of the terms contained in our other agreements with Northwest.

Item 1. Business
     Scope of Agreement
     The ASA covers all of our existing fleet. At its option Northwest may also add up to 165 additional regional jets to our fleet to be operated by us under the terms of the ASA. If Northwest chooses to expand our CRJ fleet to more than 139 aircraft, Northwest retains the option under the ASA to subsequently reduce the number of jets covered by the ASA to a minimum of 139 aircraft. Northwest also has certain limited rights to terminate the ASA or reduce the number of aircraft covered by the ASA to fewer than 139 aircraft for material breaches by us of certain terms of the ASA. A more detailed discussion of these rights can be found below under “Term and Termination of Agreement; Remedies for Breach.” Northwest is also responsible for scheduling all aircraft covered by the ASA. As previously discussed, Northwest reduced our fleet to 124 aircraft subsequent to its bankruptcy filing.
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
     Airport Facilities and Ground Handling
     Northwest grants us the right to use facilities that it leases from authorities at various airports. In addition, at a number of airports where Northwest operates, we do not maintain our own ground support equipment and personnel and instead obtain ground handling services from third parties, primarily Northwest and Mesaba. These services include gate access, aircraft loading and unloading, and passenger enplaning and deplaning services. Under the ASA and our facilities agreements with Northwest, we will be entitled to use Northwest’s facilities and obtain ground handling services to fulfill our obligations under the ASA, but not to service other carriers or operate flights under our own flight designator code without the approval of Northwest. Northwest will be responsible for all capital and start-up costs at its hub airports and at any other facilities where it elects to provide ground handling services to us. We will be responsible for any capital and start-up costs, excluding jetbridge expenses, associated with any facilities at other airports at which we perform our own ground handling functions.
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
     Establishing New Operations
     The ASA provides that we cannot use any of our officers, employees, facilities, equipment or aircraft that are used to provide regional airline service to Northwest in any new operations without the prior written consent of Northwest except as follows: (1) our officers may engage in planning and coordinating such activities, and (2) the following operational and corporate functions of Pinnacle Airlines, Inc. may also be used to support new operations: (a) information services personnel, equipment and other infrastructure; (b) systems operation control management,

Item 1. Business
personnel (excluding dispatchers) and infrastructure, including but not limited to, facilities and computer systems; and (c) corporate functions specifically defined as those traditionally performed by the tax, treasury, internal audit, purchasing, and corporate education (excluding pilot training performed via simulators) departments. As a result, in order to provide regional airline service to another airline, Pinnacle Airlines Corp. would have to establish new operations that would be largely independent of Pinnacle Airlines, Inc.’s operations and could incur significant incremental costs in the process. Additionally, Pinnacle Airlines Corp. or a subsidiary other than Pinnacle Airlines, Inc., may only provide airline services to other major airlines using aircraft certificated as having (1) less than 60 seats and (2) a maximum gross takeoff weight of less than 70,000 pounds (or such greater seat or weight limits as may be established under Northwest’s collective bargaining agreement with its pilots).
     Further, in the event we provide airline service to other airlines, we have agreed to negotiate in good faith with Northwest an adjustment to our fixed cost reimbursements under the ASA to account for resulting efficiencies. During the term of our ASA, our arrangement with Northwest restricts us and our affiliates from flying under our or another carrier’s flight designator code to or from Northwest’s domestic hub airports without Northwest’s prior written consent. Hub airports are defined as airports to which Northwest, together with its subsidiaries and Northwest Airlink carriers operating under Northwest’s designator code, operate an average of more than 50 departures per day during any Northwest schedule period.
     As part of its bankruptcy proceedings, Northwest has filed a motion to impose new collective bargaining agreements on many of its labor groups, including its pilots. The proposed agreement with its pilots would provide that regional affiliates of Northwest could operate aircraft with as many as 76 seats on behalf of Northwest, and even fewer restrictions to operate aircraft outside of the Northwest network. Northwest is negotiating with its pilots to reach a mutually acceptable new collective bargaining agreement, and may ultimately agree to different terms with its pilots than that included in its motion.
     Northwest’s Ability to Use Other Regional Airlines
     The ASA does not prohibit Northwest from competing, or from entering into agreements with other airlines that would compete with routes we serve. Because our license from Northwest to use the Northwest Airlink name and other trademarks is non-exclusive, Northwest is not prohibited from permitting any other regional airline to operate under the Northwest Airlink name, as Mesaba does currently.
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
•	our failure to make any payment under any aircraft lease or sublease;

•	an event of default by us of any term of any aircraft lease or sublease;

•	an event of default under any of our other agreements with Northwest;

•	our failure to make payments under the NWA Note (which was subsequently repurchased by us in February 2005);

Item 1. Business
•	our failure to make payments under our revolving credit facility with Northwest (which was subsequently terminated in June 2005);

•	our failure to maintain required insurance coverages;

•	our failure to comply with Northwest’s inspection requirements;

•	our failure to operate more than 50% of our aircraft for more than seven consecutive days or our failure to operate more than 25% of our aircraft for more than 21 consecutive days, other than as a result of:

1) an FAA order grounding all commercial flights or all air carriers or grounding a specific aircraft type of all carriers,

2) a scheduling action by Northwest or

3) Northwest’s inability to perform its obligations under the ASA as a result of a strike by Northwest employees;

•	suspension or revocation of our authority to operate as an airline by the FAA or the Department of Transportation (“DOT”);

•	a change of control of our company or our affiliates;

•	operation by Pinnacle Airlines, Inc. or an affiliate of (1) an aircraft type which causes Northwest to violate its collective bargaining agreement with its pilots or (2) an aircraft certificated as having (a) 60 or more seats or (b) a maximum gross takeoff weight of 70,000 pounds or more (or such greater seat or weight limits as may be established under Northwest’s collective bargaining agreement with its pilots); and

•	any replacement of the chief executive officer of either Pinnacle Airlines Corp. or Pinnacle Airlines, Inc. that is not approved by Northwest.
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

Item 1. Business
Our Employees
     As of February 1, 2006, we had approximately 3,450 active employees, including 1,075 pilots; 600 flight attendants (of whom 215 are part-time); 1,050 customer service personnel (of whom 725 are part-time); 400 mechanics and other maintenance personnel; 100 dispatchers/crew resource personnel and 225 management and support personnel. The part-time employees work varying amounts of time, but typically are half-time or less employees. As is customary in the airline industry, we also use third parties to provide ground handling personnel in some stations. Currently, Northwest and Mesaba provide a majority of these ground handling services.
     Labor costs are a significant component of airline expenses and can substantially impact our results. We believe we have generally good labor relations and high labor productivity. Approximately 77% of our employees are represented by unions.
     The following table reflects our principal collective bargaining agreements and their respective amendable dates as of February 1, 2006:

			Contract
Employee Group	Number of Employees	Representing Union	Amendable Date
Pilots	1,075	Airline Pilots Association	April 30, 2005

Flight Attendants	600	United Steel Workers of America	July 31, 2006

Customer Service	950	United Steel Workers of America	March 19, 2010

Flight Dispatchers	29	Transit Workers Union of America	Initial contract currently being negotiated
     The collective bargaining agreement between us and the Airline Pilots Association (“ALPA”), the union representing our pilots, became amendable in April 2005. We have been actively negotiating with ALPA for the past several months. We have informed ALPA that we believe Northwest will require successful resolution to our pilot contract negotiations as a condition to assuming our ASA. We expect to conclude negotiations shortly.
Maintenance of Aircraft
     Using a combination of FAA-certified maintenance vendors and our own personnel and facilities, we maintain our aircraft on a scheduled and ‘‘as-needed’’ basis. We perform preventive maintenance and inspect our engines and airframes in accordance with our FAA-approved preventive maintenance policies and procedures.
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
     We contract with an affiliate of the original equipment manufacturer of our CRJs to perform certain routine maintenance checks on our CRJs. These maintenance checks are regularly performed on a scheduled basis that is approved by the manufacturer and the FAA. The average age of the regional jets in our fleet is approximately 2.7 years. In general, the CRJ aircraft do not require their first heavy maintenance checks until they have flown approximately 8,000 hours, (3.5 to 3.75 years).
     Component overhaul and repair involves sending parts, such as engines, landing gear and avionics to a third-party, FAA-approved maintenance facility for repair or overhaul. We have a time and materials contract with the

Item 1. Business
original equipment manufacturer on our CRJ engines. We are also party to maintenance agreements with various other vendors covering avionics, auxiliary power units and brakes.
     Northwest is required to reimburse us for and pay a margin on these maintenance expenses for our CRJs under the ASA. The profit we derive from maintenance will grow as the aircraft age.
Training
     We perform the majority of training of our flight personnel in Memphis, Tennessee at our Corporate Education Center and the simulator center operated by FlightSafety International. FlightSafety International provides some overflow training at various other simulator centers throughout the U.S. at our request. The Memphis simulator center currently includes three CRJ full-motion simulators. Under our agreement with FlightSafety International with regard to the Memphis simulator center, we have first call on all of the simulator time available in the Memphis center. Instructors used in the Memphis center are typically either professional instructors or trained line pilot instructors employed by us.
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
     For example, we have implemented various security enhancements, including:
•	implementation of a system-wide positive bag match program;

•	reinforcement of all cockpit doors; and

•	implementation of strict in-flight cockpit access procedures, including the removal of all cockpit access keys from within the main cabin.
     We believe that these measures improve the overall safety of our airline, our employees and our customers.
Insurance
     We currently maintain insurance policies for: aviation liability, which covers public liability, passenger liability, hangar keepers’ liability, baggage and cargo liability and property damage; war risk, which covers losses arising from acts of war, terrorism or confiscation; hull insurance, which covers loss or damage to our flight equipment; directors’ and officers’ insurance; property and casualty insurance for our facilities and ground equipment; and workers’ compensation insurance. The ASA requires that we maintain specified levels of these types of policies.
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
     We were given the option under the Air Transportation Safety and Stabilization Act, signed into law on September 22, 2001, to purchase certain third-party war risk liability insurance from the U.S. government on an interim basis at rates that are more favorable than those available from the private market. We have purchased this insurance from the FAA as provided under this Act.

Item 1. Business
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
Markets and Routes
     As of December 31, 2005, we operated 124 CRJs serving 118 cities in 37 states and four Canadian provinces out of Northwest’s three hubs and one focus city, and our route network spanned the entire eastern half of the United States. We fly as far west as Salt Lake City, Utah, as far east as Halifax, Nova Scotia, as far north as Winnipeg, Manitoba and as far south as Fort Myers, Florida.
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

Item 1A. Risk Factors
Risks Relating to our Airline Services Agreement (“ASA”) with Northwest
     Northwest’s bankruptcy proceedings will continue to impact us.
     On September 14, 2005, Northwest filed for reorganization under Chapter 11 of the United States Bankruptcy Code. At the time of Northwest’s bankruptcy filing, Northwest owed us approximately $51.3 million, net of related amounts that we owed to Northwest, for services performed under our ASA prior to its bankruptcy filing.
     Subsequent to Northwest’s filing, we received a request from Northwest to remove 15 CRJ aircraft from service, effective November 1, 2005. Northwest has since rejected its primary leases with third party lessors on these 15 aircraft, and the aircraft have been returned to such lessors.
     The Northwest bankruptcy poses additional long-term risks, which have the potential to be substantially greater than the items discussed above. During its proceedings, Northwest must elect either to assume the terms of our ASA, or to reject the agreement in its entirety. Management believes Northwest does not have the right to reject portions of the agreement or to unilaterally amend its terms, although Northwest has already taken some actions, such as the removal of 15 CRJ aircraft below the minimum of 139 aircraft required in the ASA that are not in accordance with the ASA’s terms. Northwest may seek to impose other ASA modifications that are unfavorable to us during its bankruptcy proceedings.
     Our consolidated balance sheet at December 31, 2005 includes receivables from Northwest, security deposits held by Northwest, intangible assets related to the value of our ASA with Northwest, and expendable and rotable inventory that we use to maintain the CRJ aircraft that we operate under the ASA. For the year ended December 31, 2005, we recorded a charge of $51.5 million related to a reserve for receivables and security deposits that we determined may not be ultimately recovered as a result of Northwest’s bankruptcy proceedings. We may incur additional substantial charges during or at the conclusion of Northwest’s bankruptcy proceedings to the extent that Northwest’s actions during bankruptcy have an adverse impact on us or impair the value of any of our assets.
     On December 9, 2005, we received a request for proposal (“RFP”) from Northwest. Under the RFP, regional airlines were asked to submit proposals to operate a number of regional jets with capacity up to 76 seats comparable to the number of aircraft currently comprising our fleet. We have since provided an offer to Northwest both to continue operating our current fleet of CRJ aircraft with some modifications to our current ASA and to operate a number of aircraft on behalf of Northwest with seating capacities up to 76 seats.
     We are discussing the RFP response with Northwest, and we understand that Northwest is also discussing RFP responses with several other regional airlines. We expect that some of our competitors will offer to provide regional airline service to Northwest on terms significantly more favorable to Northwest that those contained in our current ASA, and we understand that the economic terms of any future arrangement are likely to be significantly less favorable to us than those contained in the current ASA. We believe that the best alternative for our shareholders is for us to continue our business relationship with Northwest. Therefore, we will work with Northwest to determine mutually satisfactory conditions under which Northwest will seek to assume the ASA. As Northwest evaluates the responses to its RFP, it may determine that other offers are more favorable than those proposed by us, and it may seek to reject our ASA. Currently, no deadline has been set by the United States bankruptcy court for Northwest to assume or reject our ASA.
     Our future operations are substantially dependent on Northwest’s successful emergence from bankruptcy and on our success in retaining our current business with Northwest, or on our ability to successfully establish an alternative to the Northwest business and services.
     We are dependent on the services that Northwest provides to us. If our ASA with Northwest is terminated, we could lose our only significant source of revenue and earnings, our regional jet fleet, access to our airport facilities and the services Northwest provides to us.
     We generate substantially all of our revenues under our ASA with Northwest. If Northwest terminates the ASA for cause, it will have the right to terminate our leases and subleases with it for the regional jet aircraft covered by the agreement and take immediate possession of these aircraft. As a result, we will have no significant source of revenue or

Item 1A. Risk Factors
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
     As provided by the ASA, Northwest has historically contracted with Mesaba to provide us with ground handling services in Detroit and Minneapolis. If Mesaba were to cease providing these services to us with little advance notice or if we experience a deterioration in the quality of these services, our operations would be negatively impacted while Northwest coordinated the resumption of these services.
     The current term of the agreement expires on December 31, 2017, subject to renewal automatically for successive five-year periods unless Northwest gives us at least two years’ advance notice of non-renewal prior to the end of any term. Northwest may also terminate the agreement at any time without notice for cause, which is defined as:
•	our failure to make any payment under any aircraft lease or sublease;

•	an event of default by us under any other term of any aircraft lease or sublease;

•	an event of default under any of our other agreements with Northwest;

•	our failure to maintain required insurance coverages;

•	our failure to comply with Northwest’s inspection requirements;

•	our failure to operate more than 50% of our aircraft for more than seven consecutive days, or our failure to operate more than 25% of our aircraft for more than 21 consecutive days, other than as a result of (1) an FAA order grounding all commercial flights of all air carriers or grounding a specific aircraft type of all air carriers, (2) a scheduling action by Northwest or (3) Northwest’s inability to perform its obligations under the ASA as a result of a strike by Northwest employees;

•	suspension or revocation of our authority to operate as an airline by the FAA or the DOT;

•	a change of control of our company or our affiliates;

•	(1) the commencement of operation by Pinnacle Airlines, Inc. or an affiliate of an aircraft type which causes Northwest to violate its collective bargaining agreement with its pilots or (2) operation by an affiliate of Pinnacle Airlines, Inc. of aircraft certificated as having (a) 60 or more seats or (b) a maximum gross takeoff weight of 70,000 pounds or more (or such greater seat or weight limits as may be established under Northwest’s collective bargaining agreement with its pilots); and

•	any replacement of the chief executive officer of either Pinnacle Airlines Corp. or Pinnacle Airlines, Inc. that is not approved by Northwest.
     Northwest may also terminate the agreement at any time upon bankruptcy of our company or a breach of any provision of the agreement by us that continues uncured for more than 30 days after we receive notice of the breach; provided that, in the case of a non-monetary default, Northwest may not terminate the agreement if the default would take more than 30 days to cure, and we are diligently attempting to cure the default.
     Northwest may decide not to grow our fleet beyond the CRJ aircraft commitment in our ASA, and any future growth from Northwest may be on less than favorable terms.

Item 1A. Risk Factors
     It is unclear at this time what the intentions of Northwest might be as to the operation of its Airlink system, and as to Pinnacle in particular, in the context of its overall planning for emergence from bankruptcy. The ASA does not guarantee the growth of our fleet beyond 139 CRJs. Northwest is permitted under the ASA to add an additional 165 CRJs to our fleet on the same economic terms as the first 139 aircraft; however, Northwest may instead choose to offer to lease or sublease any additional CRJs to us on economic terms and with financing commitments that are less favorable to us than those contained in the ASA. In the future, we may also agree to modifications to the ASA that reduce certain benefits to us in order to obtain additional aircraft from Northwest.
     Additionally, the ASA does not prohibit Northwest from contracting with other regional airlines to fly any aircraft, including regional jets and turboprops, in any market. Northwest currently has airline services agreements with Mesaba, under which it provides Northwest with regional airline capacity at its hub airports in Detroit, Minneapolis/St. Paul and Memphis. Northwest currently owns approximately 28% of the outstanding common stock of Mesaba’s parent company, MAIR Holdings, Inc. Mesaba currently operates Avro RJ85 regional jets, Saab turboprops and two CRJ aircraft. On September 1, 2005, Mesaba and Northwest executed a new airline services agreement that provided for Mesaba to operate 15 firm and up to an additional 20 option CRJ aircraft. Mesaba currently operates two of these 15 CRJs. Subsequent to its bankruptcy filing, Northwest advised Mesaba that Northwest may not deliver to Mesaba the remaining 13 CRJs pursuant to their airline services agreement. In addition, on September 23, 2005, Northwest announced that it would not renew the leases on the 35 Avro RJ85s that Mesaba currently operates. We have no assurance that Northwest will not further expand its relationship with Mesaba in competition with us, or that Northwest will not establish relationships with other regional carriers, including awarding them future deliveries of the remaining CRJs on which it has option.
     Reduced utilization levels of our aircraft under the ASA would reduce our revenues and earnings.
     Under the ASA, a portion of our revenues from Northwest is derived from our actual flights. A portion of the compensation that we receive from Northwest is based on block hours, cycles and certain reimbursable expenses, primarily fuel, that we incur only when we fly. Approximately 38% of our 2005 revenue from regional airline services was from block hour and cycle payments and the reimbursement of fuel costs. If Northwest reduces the utilization of our fleet or continues to decrease the size of our fleet, our revenues and profits would decrease. Northwest is solely responsible for scheduling our flights, but the ASA does not require Northwest to meet any minimum utilization levels for our aircraft. For example, after September 11, 2001, Northwest reduced our scheduled capacity by approximately 20% on an available seat mile basis. Northwest could decide to significantly reduce the utilization levels of our fleet in the future. Any disruption in the operations of Northwest itself, such as may be caused by a threatened strike by Northwest’s pilots, could adversely affect our fleet utilization, and thus our revenue and profits.
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
     The payments we will receive from Northwest under our ASA based on pre-set rates for block hours, cycles and fixed costs are not based on the actual expenses we will incur in our operations. However, the rates on which these payments are based were established to cover all of our expenses in respect to the ASA that are not directly reimbursed by Northwest. The substantial majority of expenses intended to be covered by the payments for block hours, cycles and fixed costs relate to labor costs, passenger handling costs, landing fees, overhead and depreciation. The ASA also provides that we will earn an operating margin ranging from a floor of 9% to a ceiling of 11%, with a target operating margin of 10%, for 2005 and an operating margin ranging from a floor of 8% to a ceiling of 12%, with a target operating margin of 10%, for 2006 and 2007. Our operating margin could be less than the target operating margin for those periods if our actual costs that are intended to be covered by the pre-set rates described above deviate from the expected costs used in developing those pre-set rates. Our operating margin for those periods could also be less than the applicable floor if we incur specified excluded costs, such as employee bonuses and incentives to the extent they exceed amounts used in calculating our pre-set rates, employee salary expenses in excess of standard industry wages, depreciation expense relating to capital expenditures in excess of $250,000 and deemed by Northwest to be inconsistent with the provision of regional airline services, and penalties based on our failure to satisfy specified performance measures. These excluded costs may be substantial, and as a result, we could suffer losses under the agreement and we may be unable to generate sufficient cash flow to pay our debts on time.

Item 1A. Risk Factors
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
     We have made, and continue to make, investments in technology hardware and software to manage our operations. In particular, our systems operations control center, which oversees daily flight operations, is dependent on a number of technology systems to operate effectively. Like all companies, our technology systems may be vulnerable to a variety of sources of interruption due to events beyond our control including natural disasters, terrorist attacks, computer viruses and hackers. In addition, large scale interruption in technology infrastructure that we depend on, such as power, telecommunications or the internet, could cause a substantial disruption in our operations.
     For example, in December 2004, our operations were significantly affected when adverse weather conditions closed or reduced operations at over 60% of the airports we serve. The severe weather strained our operational systems, and our ability to recover quickly to normal reliability levels was impaired. The December 2004 operational incident was a factor in our failure to meet certain operational performance levels under the ASA for the second half of 2004, and we were required to pay performance penalties totaling $1.4 million to Northwest.
     There are constraints on our ability to establish new operations to provide airline service to major airlines other than Northwest.
     The ASA provides that we cannot use any of our officers, employees, facilities, equipment or aircraft that are used to provide regional airline service to Northwest in any such new operations without the prior written consent of Northwest, with a few exceptions. Pursuant to the terms of the ASA, in order to provide regional airline service to another airline, Pinnacle Airlines Corp. would have to establish new operations that would be largely independent of Pinnacle Airlines, Inc.’s operations and could incur significant incremental costs in the process. Additionally, Pinnacle Airlines Corp. or a subsidiary other than Pinnacle Airlines, Inc. may only provide airline service to other major airlines using aircraft certificated as having (1) less than 60 seats and (2) a maximum gross takeoff weight of less than 70,000 pounds (or such greater seat or weight limits as may be established under Northwest’s collective bargaining agreement with its pilots).
Risks Related to Our Business and Operations
     We may experience difficulty finding, training and retaining employees, which may interfere with our expansion plans.
     Our business is labor-intensive. If we are unable to hire and retain qualified employees at a reasonable cost, we may be unable to perform our commitments for regional airline services, which could adversely affect our operating results and our financial condition.
     The airline industry has in the past experienced, and may again in the future experience, a shortage of qualified personnel, specifically pilots and mechanics. In addition, as is common with most of our competitors, we face considerable turnover of our employees. Our pilots often leave to work for major airlines, which generally offer salaries higher than those regional airlines are able to offer. We may not be able to locate, hire, train and retain the qualified employees that we need to replace departing employees.

Item 1A. Risk Factors
     Strikes or labor disputes with our employees may adversely affect our ability to conduct our business and could result in the termination of the ASA or in significant reductions in the benefits of the agreement to us.
     If we are unable to reach agreement with any of our unionized work groups on the terms of their collective bargaining agreements, we may be subject to work interruptions or stoppages. Our bargaining agreement with our pilots became amendable on April 30, 2005, and we are currently engaged in discussions with pilots’ union representatives. Work stoppages may adversely affect our ability to conduct our operations and fulfill our obligations under the ASA. Under the ASA, adverse consequences could result from a strike or a work stoppage, including possible termination of the ASA. The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable.
     Increases in our labor costs, which constitute a substantial portion of our total operating costs, may directly impact our earnings.
     Labor costs constitute a significant percentage of our total operating costs. Our labor costs normally constitute approximately 18-20% of our total operating costs. Under our ASA with Northwest, our block hour, cycle and fixed cost rates contemplate labor costs that increase at a market rate, which is based on increases in the producer price index (“PPI”) as defined in the ASA, through 2007. Although the ASA generally provides for adjustments to the payments we receive under the agreement to maintain our operating margin between 9% and 11% for 2005 and between 8% and 12% for 2006 and 2007, adjustments will not be made with respect to labor cost increases exceeding standard industry wages. As a result, an increase in our labor costs over standard industry wages could result in a material reduction in our earnings. Any new collective bargaining agreements entered into by other regional carriers may also result in higher industry wages and increased pressure on our company to increase the wages and benefits of our employees. We have entered into collective bargaining agreements with our pilots, flight attendants and fleet and passenger service employees. The agreement with our pilots became amendable on April 30, 2005, and the agreements with our flight attendants and fleet and passenger service employees become amendable in 2006 and 2010, respectively. In addition, our 29 flight dispatchers joined the Transit Workers Union of America in early 2006 and we will shortly begin negotiations on a new collective bargaining agreement.
     Our other employees are not covered by collective bargaining agreements. Future agreements with our employees’ unions may be on terms that are not economically as attractive as our current agreements or comparable to agreements entered into by our competitors. Any future agreements may increase our labor costs or otherwise adversely affect us. Additionally, we cannot assure that the compensation rates that we have assumed will correctly reflect the market for our non-union employees, or that there will not be future unionization of our currently non-unionized groups, which could adversely affect our costs.
     We are highly leveraged, which could hurt our ability to meet our strategic goals.
     As of December 31, 2005, we had stockholders’ equity of $18.6 million and our debt accounted for 88.1% of our total capitalization. Our high degree of leverage could:
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
     The payments we will receive under the ASA are designed to provide us with a target operating margin on an annual basis. However, our quarterly operating margin could differ from the target margin based on a variety of factors,

Item 1A. Risk Factors
including the timing of capital expenditures and changes in operating expenses, such as personnel and maintenance costs, over the course of a fiscal year.
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
     We are dependent on Bombardier as the sole manufacturer of all of our regional jets. Our operations could be materially and adversely affected by the failure or inability of Bombardier to provide sufficient parts or related maintenance and support services to us on a timely basis or the interruption of our flight operations as a result of unscheduled or unanticipated maintenance requirements for our aircraft. For example, Bombardier aerospace workers represented by the International Association of Machinists and Aerospace Workers of the Quebec Workers Federation engaged in a strike that affected three plants and lasted from April 15, 2002 through May 5, 2002.
     In addition, the issuance of FAA directives restricting or prohibiting the use of Bombardier aircraft types operated by us would have a material adverse effect on our business and operations.
     Our reputation and financial results could be harmed in the event of an accident or incident involving our aircraft.
     On October 14, 2004, one of our aircraft, which was not being operated in commercial service at the time, was involved in an accident with no passengers or flight attendants on board. The two pilots did not survive the accident. The National Transportation Safety Board (“NTSB”) investigation following the accident and the subsequent FAA inspection, although still ongoing, have not revealed any regulatory violation or negligence on the part of the Company to date.
     On March 11, 2005, one of our aircraft was damaged as a result of sliding off of a contaminated runway in Milwaukee, Wisconsin. As a result of the extensive damage to the aircraft, the NTSB classified the occurrence as an accident. The accident is still under investigation by the NTSB to determine probable cause. The aircraft was subsequently repaired by the Company, and is back in scheduled service. While these accidents have not had a material adverse effect on our business, we cannot assure you that we would not be adversely affected by any accident in the future.
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
     Holders of our $121.0 million principal amount senior convertible notes (the “Notes”) may require us to purchase all or a portion of their Notes for cash on February 15, 2010, February 15, 2015 and February 15, 2020 at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. In addition, under certain circumstances, holders of the Notes may convert the Notes into the equivalent value of our common stock. Upon conversion, we will pay the portion of the conversion value up to the

Item 1A. Risk Factors
principal amount of each Note in cash, and any excess conversion value in cash or our common stock at our election. Holders may convert their Notes only during the following periods:
▪	during a quarter (and only during such quarter) if the closing price of our common stock exceeds 120% of the conversion price of the Notes (initially $15.86 per share) for at least 20 of the last 30 trading days of the preceding quarter;

▪	during a five-day period after the Notes have traded for a five-day period at a price that is less than 98% of the equivalent value that could be realized upon conversion of the Notes;

▪	if we call the Notes for redemption;

▪	if a change of control or other specified corporate transactions or distributions to holders of our common stock occurs (and in some instances, we may also owe an additional premium upon a change in control); and

▪	during the ten trading days prior to the maturity date of February 15, 2025.
     We may not have sufficient financial resources at the time that a holder of the Notes presents his or her Notes to us for conversion or for repurchase. In addition, we will classify the Notes as a current liability during any period for which they may be freely converted, regardless of whether any holders have actually converted the Notes. The effect of such a reclassification could negatively impact our compliance with covenants related to our revolving credit facility with First Tennessee Bank.
Risks Associated with the Airline Industry
     Increased competition in the airline industry could reduce Northwest’s need to utilize our services and limit Northwest’s desire to expand its relationship with us.
     The airline industry is highly competitive. Northwest competes with other major carriers as well as low fare airlines on its routes, including the routes we fly. Some of these airlines are larger and have significantly greater financial and other resources than Northwest. Competitors could rapidly enter markets we serve for Northwest and quickly offer discount fares, which could lessen the economic benefit of our regional jet operations to Northwest.
     In addition to traditional competition among airlines, the industry faces competition from ground transportation alternatives. Video teleconferencing and other methods of electronic communication have also added a new dimension of competition to the industry as business and leisure travelers seek substitutes for air travel.
     Increased competition in the regional jet industry could affect our growth opportunities.
     Aside from the restrictions under our ASA with Northwest, our ability to provide regional airline service to other major U.S. airline networks is limited by existing relationships that all of the major airlines have with other regional operators. Additionally, some of the major airlines are subject to scope clause restrictions under their collective bargaining agreements with employees that restrict their ability to add new regional jet capacity.
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
     Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the DOT, the FAA and the TSA have issued regulations relating to the operation of airlines that have required significant expenditures. For example, on November 19, 2001, the President signed into law the Aviation and Transportation Security Act (the “Aviation Security Act”). This law federalizes substantially all aspects of civil aviation security and requires, among other things, the implementation of security measures, such as the requirement that all passenger checked bags be

Item 1A. Risk Factors
screened for explosives. Funding for airline and airport security under the law is provided in part by a passenger security fee of $2.50 per U.S. enplanement (up to $10.00 per round trip); however, airlines are responsible for costs in excess of this fee, and on February 18, 2002, the TSA imposed an air carrier security fee directly on airlines. Continued implementation of the requirements of the Aviation Security Act and related regulations will result in increased costs for our passengers and us.
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
     Like other airlines, we are subject to delays caused by factors beyond our control, such as aircraft congestion at airports, adverse weather conditions and increased security measures. During periods of fog, storms or other adverse weather conditions or air traffic control problems, flights may be cancelled or significantly delayed. To the extent that we reduce the number of our flights for these reasons, our revenues, and hence our profits, will be reduced. For example, in December 2004, our operations were significantly affected when adverse weather conditions closed or reduced operations at over 60% of the airports we serve. As a result, we were unable to meet certain operation performance levels under our ASA and were required to pay related fees, reducing our fourth quarter 2004 earnings. Likewise, we experienced an unusually large number of winter storms across our system in January and February 2005. Due primarily to these January and February events, the percentage of regularly scheduled flights that we completed for the six months ended June 30, 2005 was below the performance standards included in the ASA. As a result, we incurred approximately $1.0 million in performance penalties for the six months ended June 30, 2005.
     We believe that other material risks and uncertainties that could affect us, and could affect whether Northwest provides us with additional aircraft or utilizes our fleet, include the future level of air travel demand, our future load factors and yields, the airline pricing environment, increased costs for security, the price and availability of jet fuel, the possibility of additional terrorist attacks or the fear of such attacks, concerns about communicable disease outbreaks, labor negotiations both at other carriers and our company, capacity decisions of other carriers, the general economic condition of the U.S. and other regions of the world, armed conflicts and civil disturbances, foreign currency exchange rate fluctuations, inflation and other factors.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties
Flight Equipment
     As shown in the following table, our operating aircraft fleet consisted of 124 regional jets at December 31, 2005.

Aircraft Type	Number of Aircraft	Standard Seating Configuration
Canadair Regional Jet 200	53	50
Canadair Regional Jet 440	71	44

	124

     In their standard configurations, CRJ-200s are certificated as having 50 seats, while CRJ-440s are certificated as having 44 seats. Our CRJ aircraft had an average age of 2.7 years as of December 31, 2005. The 124 CRJ aircraft are covered by operating leases expiring upon the termination of our ASA.
Facilities
     We have the following significant dedicated facilities:

		Square	Lease Expiration
Location	Description	Footage	Date
Memphis, TN	Corporate Headquarters and Corporate Education Center	47,000	August 2011

Memphis, TN	Hangar and Maintenance Facility	51,250	December 2016

Knoxville, TN	Hangar and Maintenance Facility	55,000	Termination of the ASA

South Bend, IN	Hangar and Maintenance Facility	30,000	Termination of the ASA

Ft. Wayne, IN	Hangar and Maintenance Facility	18,000	December 2006
     Also, in connection with the ASA, we entered into facilities use agreements under which we have the right to use Northwest terminal gates, parking positions and operations space at the Detroit, Minneapolis/St. Paul and Memphis airports. These agreements are coterminous with the ASA.
     We believe that our properties are generally in good condition, are well-maintained, and are generally suitable and adequate to carry on our business.

Item 3. Legal Proceedings
     We are a defendant in various ordinary and routine lawsuits incidental to our business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of our management, based on current information and legal advice, that the ultimate disposition of these suits will not have a material adverse effect on our financial statements as a whole.
     We are involved in certain legal disputes with Northwest related to our business relationship and Northwest’s bankruptcy proceedings. For additional information regarding these disputes, please refer to Item 1. Business in this Form 10-K.
Environmental Matters
     We are subject to regulation under various environmental laws and regulations, which are administered by numerous state and federal agencies, including the Clean Air Act, the Clean Water Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980. In addition, many state and local governments have adopted environmental laws and regulations to which our operations are subject. We are, and may from time to time become, involved in environmental matters, including the investigation and/or remediation of environmental conditions at properties used or previously used by us. We are not, however, currently subject to any environmental cleanup orders imposed by regulatory authorities, nor do we have any active investigations or remediations at this time.
Regulatory Matters
     We are subject to regulation under various laws and regulations, which are administered by numerous state and federal agencies, including but not limited to, the FAA, TSA and the DOT. We are involved in various matters with these agencies during the ordinary course of our business. While the outcome of these matters cannot be predicted with certainty, it is the opinion of our management, based on current information and past experience, that the ultimate disposition of these matters will not have a material adverse effect on our financial statements as a whole.
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

	High	Low
2004
First Quarter	$15.99	$12.55
Second Quarter	$14.63	$11.30
Third Quarter	$11.01	$8.55
Fourth Quarter	$13.94	$9.17

2005
First Quarter	$13.90	$10.17
Second Quarter	$10.93	$8.59
Third Quarter	$10.40	$6.36
Fourth Quarter	$7.04	$4.63
     As of February 24, 2006, there were approximately 45 holders of record of our common stock.
     We have paid no cash dividends on our common stock and have no current intention of doing so in the future.
     We did not repurchase any of our common stock during the fourth quarter of 2005.
     The information under the caption “Securities Authorized for Issuance under Equity Compensation Plans,” appearing in the Proxy Statement for our 2006 Annual Meeting of Stockholders, is hereby incorporated by reference.
     Our Certificate of Incorporation provides that no shares of capital stock may be voted by or at the direction of persons who are not United States citizens unless such shares are registered on a separate stock record. Our Bylaws further provide that no shares will be registered on such separate stock record if the amount so registered would exceed United States foreign ownership restrictions. United States law currently limits to 25% the voting power in our company (or any other U.S. airline) of persons who are not citizens of the United States.

Item 6. Selected Financial Data
     You should read this selected consolidated financial data together with the audited consolidated financial statements and related notes contained in Item 8, Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in Item 7 and Risk Factors Affecting our Business in Item 1A of this Form 10-K.
     Like other air carriers, we disclose information regarding revenue passengers, revenue passenger miles, available seat miles, passenger load factor and revenue per available seat mile in ‘‘Other Data’’ below. While this data is often used to assess the financial performance of a major carrier, for a regional carrier such as Pinnacle Airlines, Inc. operating under a capacity purchase agreement, this data is not directly relevant to our revenues or profitability. However, it is provided to indicate the size and scope of our operations.
     The financial information for the years ended December 31, 2003, 2002 and 2001 does not reflect what our financial position, results of operations and cash flows would have been had we been a stand-alone entity during the periods presented. During the time that it was our majority owner, Northwest operated the Company as a business unit of Northwest without regard to our stand-alone profitability. Our operations were designed to increase overall Northwest system revenues rather than to maximize our stand-alone profitability. Under our previous capacity purchase arrangements, Northwest retained the ability to adjust the revenues and margins we would receive under those arrangements. In contrast to the prior arrangements, the ASA establishes the compensation structure for our services throughout the term of the agreement in a manner designed to better align our revenues and earnings with our underlying cost drivers, such as block hours and cycles.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Total operating revenues	$841,605	$635,448	$456,770	$331,568	$202,050
Total operating expenses	814,676	568,145	392,601	283,912	185,077
Operating income	26,929	67,303	64,169	47,656	16,973
Operating income excluding the provision for losses associated with the bankruptcy filings of Northwest and Mesaba	86,528	67,303	64,169	47,656	16,973
Operating income as a percentage of operating revenues (1)	3.2%	10.6%	14.0%	14.4%	8.4%
Operating income as a percentage of operating revenues excluding the provision for losses associated with the bankruptcy filings of Northwest and Mesaba (1)	10.3%	10.6%	14.0%	14.4%	8.4%
Nonoperating income (expense) (2)	14,482	(4,178)	(6,770)	2,672	6,094
Net income	25,698	40,725	35,067	30,785	14,246
Basic and diluted net income per share	$1.17	$1.86	$1.60	$1.41	$0.65
Shares used in computing basic net income per share	21,913	21,892	21,892	21,892	21,892
Shares used in computing diluted net income per share	21,932	21,911	21,892	21,892	21,892

Item 6. Selected Financial Data

	As of December 31,
Balance Sheet Data:	2005	2004	2003	2002	2001
	(in thousands)
Cash and cash equivalents	$31,567	$34,912	$31,523	$4,580	$1,891
Short-term investments	44,160	—	—	—	—
Property and equipment	42,535	39,416	34,286	26,631	32,785
Total assets	228,799	165,960	128,906	143,284	92,250
Lines of credit	17,000	—	—	4,245	4,245
Senior convertible notes	121,000	—	—	—	—
Borrowings from Northwest	—	125,000	142,000	—	—
Stockholders’ equity (deficiency)	18,618	(7,548)	(42,382)	82,051	55,651

	Years Ended December 31,
	2005	2004	2003	2002	2001
Other Data:
Revenue passengers (in thousands)	8,105	6,340	4,540	2,938	2,031
Revenue passenger miles (in thousands) (3)	4,129,039	2,894,776	1,797,631	1,091,181	673,395
Available seat miles (“ASMs”) (in thousands) (4)	5,732,773	4,219,078	2,678,000	1,714,151	1,153,620
Passenger load factor (5)	72.0%	68.6%	67.1%	63.7%	58.4%
Operating revenue per ASM (in cents) (1)	14.68	15.06	17.06	19.34	17.51
Operating revenue per block hour (1)	$1,944	$1,962	$2,168	$2,190	$1,620
Operating costs per ASM (in cents) (1)	14.21	13.47	14.66	16.56	16.04
Operating costs per ASM excluding the provision of 1.04 cents per ASM for losses associated with the bankruptcies of Northwest and Mesaba (in cents) (1)	13.17	13.47	14.66	16.56	16.04
Operating costs per block hour (1)	$1,882	$1,754	$1,864	$1,875	$1,484
Operating costs per block hour excluding the provision of $138 per block hour for losses associated with the bankruptcies of Northwest and Mesaba (1)	$1,744	$1,754	$1,864	$1,875	$1,484
Block hours
CRJs	432,900	323,810	210,646	124,889	58,584
Turboprops (6)	—	—	—	26,509	66,145
Cycles
CRJs	249,262	201,816	146,898	85,478	41,238
Turboprops (6)	—	—	—	20,262	47,570
Average daily utilization (in block hours)
CRJs	9.07	8.98	8.83	8.47	8.22
Turboprops (6)	—	—	—	4.81	7.54
Average stage length (in miles)	500	450	384	353	318
Number of operating aircraft (end of period)
CRJs	124	117	76	51	30
Turboprops (6)	—	—	—	—	24
Employees	3,436	3,056	2,253	2,403	1,738

Item 6. Selected Financial Data
(1)	As discussed in “Our Airline Services Agreement with Northwest” in Item 1 Business, our target operating margin under the ASA was 14% from March 1, 2002 to November 30, 2003. Effective December 1, 2003, the target operating margin is 10%. Prior to March 1, 2002, there was no target operating margin as we did not operate under an airline services agreement. For further discussion of the target operating margin, refer to Note 4 “Our Airline Services Agreement with Northwest” in Item 8 of this Form 10-K.

(2)	Nonoperating income (expense) for the year ended December 31, 2005 includes a gain of $18.0 million related to the repurchase of our note payable to Northwest.

(3)	Revenue passenger miles represents the number of miles flown by revenue passengers.

(4)	Available seat miles represents the number of seats available for passengers multiplied by the number of miles the seats are flown.

(5)	Passenger load factor equals revenue passenger miles divided by available seat miles.

(6)	As of December 31, 2002, all Saab turboprop aircraft were removed from our operating fleet.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Outlook
     The following should be read in conjunction with Item 1A. Risk Factors and the “Liquidity and Capital Resources” section of this item, both in this Current Report on Form 10-K, as these sections are necessary in understanding our outlook for 2006.
     On September 14, 2005, Northwest filed for protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to Northwest’s Chapter 11 filing, we received a request from Northwest to remove 15 CRJ aircraft from service. These aircraft were removed from the fleet effective November 1, 2005, bringing our total CRJ fleet from 139 to 124 aircraft. Northwest subsequently rejected its primary lease agreements with third party lessors on these 15 aircraft in November 2005. We continued to receive fixed payments on these 15 aircraft through November 30, 2005. We are not currently scheduled to take any additional deliveries of CRJ aircraft under our airline services agreement (“ASA “) with Northwest.
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
     On December 9, 2005, we received a request for proposal (“RFP”) from Northwest. Under the RFP, regional airlines were asked to submit proposals to operate up to 126 regional jets with capacity up to 76 seats. We have since provided an offer to Northwest both to continue operating our current fleet of CRJ aircraft with some modifications to our current ASA and to operate a number of aircraft on behalf of Northwest with seating capacities up to 76 seats. We are discussing our RFP response with Northwest, and we understand that Northwest is also discussing RFP responses with several other regional airlines. We expect that some of our competitors will offer to provide regional airline service to Northwest on terms significantly more favorable to Northwest than those contained in our current ASA. We believe that the best alternative for our shareholders is for us to continue our business relationship with Northwest. Therefore, we will work with Northwest to determine the mutually satisfactory conditions under which Northwest will seek to assume the ASA, and we understand that the economic terms of that arrangement are likely to be significantly less favorable to us than those contained in the current ASA.
     Subject to certain restrictions, our ASA allows us to establish separate operations to provide airline service to other major carriers. We intend to actively pursue opportunities with other major airlines that are interested in entering into a business relationship with a high quality, cost-efficient regional airline partner. For any such opportunities, we would plan to use a separate airline subsidiary operating under a second air carrier certificate from the DOT to provide services to another airline partner, although we do not currently have a separate certificated subsidiary for such purpose.
     We have held informal discussions with other airlines in recent months and are participating in an ongoing request for proposal process to provide regional airline service to another major airline. Although we do not currently have any definitive plans for other new opportunities, we believe that our low cost structure and high operational reliability makes us an attractive candidate to provide regional airline service to others.

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
     The collective bargaining agreement between our Company and the Airline Pilots Association (“ALPA”), the union representing our pilots, became amendable in April 2005. We have been actively negotiating with ALPA for the past several months. We have informed ALPA that we believe Northwest will require successful resolution of our pilot contract negotiations as a condition to assuming our ASA. We expect to conclude negotiations shortly.
     We are in the process of voluntarily adopting the standards of the Air Transportation Oversight System (“ATOS”) prescribed by the FAA. ATOS is a system developed by the FAA that allows air carriers to standardize their operating methods and procedures, providing for better coordination of the FAA’s role in monitoring and reviewing certificated air carriers. Implementing ATOS requires, among other things, standardizing certain flight operating procedures and policies. We are not required to adopt ATOS but have chosen to do so voluntarily. We completed the conversion of our manuals, policies and procedures to an ATOS compliant format during the fourth quarter of 2005, and we are now assisting the FAA in its review of our modifications. We believe that adopting ATOS standards for our existing operations will also reduce the time to apply for and obtain a second air carrier operating certificate from the DOT, because the second operating certificate would also have ATOS compliant manuals.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain Statistical Information
     Information with respect to our operating expenses per block hour is as follows:

	Years Ended December 31,
	2005	2004	2003	2002	2001
Operating expenses per block hour:
Salaries, wages and benefits	$310	$325	$395	$456	$456
Aircraft fuel	260	258	261	224	181
Aircraft maintenance, materials and repairs	74	73	67	88	166
Aircraft rentals	642	645	647	575	326
Other rentals and landing fees	99	114	139	151	69
Ground handling services	214	203	212	155	43
Depreciation	9	10	14	40	36
Government reimbursements	—	—	(5)	—	—
Other	136	126	134	186	207
Provision for losses associated with bankruptcy filings of Northwest and Mesaba	138	—	—	—	—
Total operating expenses	$1,882	$1,754	$1,864	$1,875	$1,484
     Information with respect to our operating expenses per available seat mile is as follows:

	Years Ended December 31,
	2005	2004	2003	2002	2001
Operating expenses per available seat mile (in cents):
Salaries, wages and benefits	2.34	2.49	3.11	4.03	4.93
Aircraft fuel	1.96	1.98	2.05	1.98	1.96
Aircraft maintenance, materials and repairs	0.56	0.56	0.53	0.77	1.79
Aircraft rentals	4.85	4.95	5.09	5.08	3.52
Other rentals and landing fees	0.75	0.88	1.09	1.33	0.74
Ground handling services	1.62	1.56	1.67	1.37	0.47
Depreciation	0.07	0.08	0.11	0.36	0.39
Government reimbursements	—	—	(0.04)	—	—
Other	1.02	0.97	1.05	1.64	2.24
Provision for losses associated with bankruptcy filings of Northwest and Mesaba	1.04	—	—	—	—

Total operating expenses	14.21	13.47	14.66	16.56	16.04

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Basis of Presentation
     The financial information for the year ended December 31, 2003 does not reflect what our financial position, results of operations and cash flows would have been had we been a stand-alone entity during the periods presented. Prior to September 2003, Northwest was our majority owner and designed our operations to increase overall Northwest system revenues rather than to maximize our stand-alone profitability. Under our previous capacity purchase arrangements, Northwest retained the ability to adjust the revenues and margins we would receive under those arrangements. In contrast to the prior arrangements, the ASA establishes the compensation structure for our services throughout the term of the agreement in a manner designed to better align our revenues and earnings with our underlying cost drivers, such as block hours and cycles.
     Our statements of income for the years ending December 31, 2005, 2004 and 2003 can be compared as follows (in thousands):

		Increase/		Increase/
		(Decrease)		(Decrease)
	2005	2005-2004	2004	2004-2003	2003
Operating revenues:
Regional airline services	$833,125		$631,504		$450,611
Other	8,480		3,944		6,159

Total operating revenues	841,605	32%	635,448	39%	456,770
Operating expenses:
Salaries, wages and benefits	134,277	28%	105,143	26%	83,316
Aircraft fuel	112,666	35%	83,572	52%	55,007
Aircraft maintenance, materials and repairs	31,865	35%	23,545	67%	14,116
Aircraft rentals	277,914	33%	209,047	53%	136,273
Other rentals and landing fees	42,972	16%	37,101	27%	29,255
Ground handling services	92,689	41%	65,877	48%	44,622
Depreciation	4,017	27%	3,153	8%	2,912
Government reimbursements	—	0%	—	(100)%	(1,114)
Other	58,677	44%	40,707	44%	28,214
Provision for losses associated with bankruptcy filings of Northwest and Mesaba	59,599	100%	—	0%	—

Total operating expenses	814,676	43%	568,145	45%	392,601

Operating income	26,929	(60)%	67,303	5%	64,169
Nonoperating income (expense)	14,482	(447)%	(4,178)	(38)%	(6,770)

Income before income taxes	41,411	(34)%	63,125	10%	57,399
Income tax expense	15,713	(30)%	22,400	0%	22,332

Net income	$25,698	(37)%	$40,725	16%	$35,067

     In our historical statements of income, revenue from regional airline services has been derived from our capacity purchase arrangements with Northwest and since March 1, 2002 has been derived under our ASA. Other revenues have primarily consisted of ground handling services that we provide to Northwest, Mesaba, and other carriers at certain airports. Revenue from ground handling services accounted for approximately 1% of our total revenues in 2005. We will continue to account for our ground handling services in other revenues.

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
     Our net income for the year ended December 31, 2005 was $25.7 million. This includes a loss, net of tax, of $37.8 million, associated with the bankruptcies of Northwest and Mesaba discussed above and a nonrecurring pre-tax gain of $18.0 million ($11.3 million net of related income taxes) from the retirement of the note payable to Northwest that occurred in February 2005. On a pro forma basis, excluding the gain from the repurchase of the Northwest note payable and the losses associated with the Northwest and Mesaba bankruptcy filings, our net income and diluted earnings per share for the year ended December 31, 2005, was $52.2 million and $2.38, respectively, representing increases of 28% over the same period in 2004.
     The following reconciles our operating and net income, operating margin and diluted earnings per share (“EPS”) as reported in accordance with generally accepted accounting principles (“GAAP”) for the years ended December 31, 2005 and 2004 to pro forma measures excluding the above described losses associated with the bankruptcy filings of Northwest and Mesaba and the gain associated with our February 2005 repurchase of debt. We believe that this information is useful as it indicates more clearly our comparative year-to-year results. None of this information should be considered a substitute for any measures prepared in accordance with GAAP. We have included this reconciliation of non-GAAP financial measures to our most comparable GAAP financial measures included herein.

	Years Ended December 31,
			% Increase
	2005	2004	(Decrease)
	(in thousands, except per share data)
Operating and Net Income:
Operating income in accordance with GAAP	$26,929	$67,303	(60)%
Add: Provision for losses associated with bankruptcy filings of Northwest and Mesaba	59,599	—	100%

Pro forma operating income	$86,528	$67,303	29%

Operating margin in accordance with GAAP	3.2%	10.6%	(7.4	)pts.
Add: Provision for losses associated with bankruptcy filings of Northwest and Mesaba	7.1%	—	7.1	pts.

Pro forma operating margin	10.3%	10.6%	(0.3	)pts.

Net income in accordance with GAAP	$25,698	$40,725	(37)%
Add: Provision for losses associated with bankruptcy filings of Northwest and Mesaba, net of related tax	37,763	—	100%
Deduct: Gain on repurchase of debt, net of related tax	(11,302)	—	(100)%

Pro forma net income	$52,159	$40,725	28%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Years Ended December 31,
			% Increase
	2005	2004	(Decrease)
	(in thousands, except per share data)
Basic and Diluted EPS:
Basic and diluted EPS in accordance with GAAP	$1.17	$1.86	(37)%
Add: Provision for losses associated with bankruptcy filings of Northwest and Mesaba, net of related tax	1.73	—	100%
Deduct: Gain on repurchase of debt, net of related tax	(0.52)	—	(100)%

Pro forma basic and diluted EPS	$2.38	$1.86	28%

     The following reconciles our operating costs per block hour and per ASM as reported in accordance with GAAP for the year ended December 31, 2005 to operating costs per block hour and ASM excluding the above described losses associated with the bankruptcy filings of Northwest and Mesaba. We believe that this information is useful as it indicates more clearly our comparative year-to-year results. None of this information should be considered a substitute for any measures prepared in accordance with GAAP. We have included this reconciliation of non-GAAP financial measures to our most comparable GAAP financial measures included herein.

	Year Ended December 31, 2005
	Operating Cost	Operating Cost
	per Block Hour	per ASM (in cents)
Selected data derived from operating expenses in accordance with GAAP	$1,882	14.21
Deduct: Provision for losses associated with bankruptcy filings of Northwest and Mesaba	(138)	(1.04)

Pro forma selected data	$1,744	13.17

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     2005 Compared to 2004
     The following summarizes our operating revenues and expenses as reimbursed and unreimbursed as provided for under the terms of our ASA. Revenue and expense shown as reimbursed relate to those ASA costs incurred by the Company that are fully reimbursed, with margin, by Northwest. Regional airline services revenue shown as unreimbursed is determined based on pre-set rates under the ASA for completed block hours, completed cycles and certain fixed costs and is intended to cover all of the our other operating costs. Expenses shown as other relate to the charges associated with the bankruptcy filings of Northwest and Mesaba.

	Years Ended December 31,
	(in thousands)
	2005				2004
	Reimbursed	Unreimbursed	Other	Total	Reimbursed	Unreimbursed	Total
Operating revenues:
Regional airline services	$564,030	$269,095	$—	$833,125	$423,911	$207,593	$631,504
Other revenue	—	8,480	—	8,480	—	3,944	3,944

Total operating revenues	564,030	277,575	—	841,605	423,911	211,537	635,448

Operating expenses:
Salaries, wages and benefits	—	134,277	—	134,277	—	105,143	105,143
Aircraft fuel	111,993	673	—	112,666	83,061	511	83,572
Aircraft maintenance, materials and repairs	14,582	17,283	—	31,865	11,842	11,703	23,545
Aircraft rentals	277,914	—	—	277,914	209,047	—	209,047
Other rentals and landing fees	17,914	25,058	—	42,972	18,651	18,450	37,101
Ground handling services	69,580	23,109	—	92,689	47,533	18,344	65,877
Depreciation	—	4,017	—	4,017	—	3,153	3,153
Other	15,644	43,033	—	58,677	11,386	29,321	40,707
Provision for losses associated with bankruptcy filings of Northwest and Mesaba	—	—	59,599	59,599	—	—	—

Total operating expenses	507,627	247,450	59,599	814,676	381,520	186,625	568,145

Operating income (loss):	$56,403	$30,125	$(59,599)	$26,929	$42,391	$24,912	$67,303

Operating income as a percent of operating revenues	10.0%	10.9%		3.2%	10.0%	11.8%	10.6%
     2005 operating revenue of $841.6 million increased $206.2 million, or 32%, over 2004 operating revenue of $635.4 million. The increase in operating revenue of $206.2 million was primarily caused by the addition of 22 CRJ aircraft during 2005, although 15 of these aircraft were removed from the fleet effective November 1, 2005. Northwest subsequently rejected its primary lease agreements with third party lessors on these 15 aircraft in November 2005. We continued to receive fixed payments on these 15 aircraft through November 30, 2005. CRJ block hours and cycles increased by 34% and 24%, respectively, causing increases in revenue, excluding margin, of $34.8 million and $12.1 million, respectively. Revenue associated with expense reimbursements, excluding margin, increased by $126.1 million, or 33%.
     Regional airline services revenue per block hour for the years ended December 31, 2005 and 2004 were $1,925 and $1,950 respectively, which represents a decrease of approximately 1%. Regional airline services revenue per cycle increased by 7% from $3,129 to $3,342. The variances in revenue per block hour and cycle are due primarily to an increase in the average length of our flights of 11% over the same periods.
     Operating Expenses. The increase in operating expenses during 2005 was primarily due to the previously discussed losses of $59.6 million associated with the bankruptcy filings of Northwest and Mesaba. Excluding the losses due to bankruptcy filings, the increase in operating expenses for the year ended December 31, 2005 was due primarily to the growth in our level of operations. Total operating expenses increased by $246.5 million and 43%.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Salaries, wages and benefits increased by $29.1 million, or 28%, primarily due to the increase in the number of employees of 12%, as well as wage rate and benefit increases. An increase in other employee benefits, primarily the cost of employee insurance, accounted for the remaining increase in salaries, wages and benefits.
     Aircraft fuel expense increased $29.1 million, or 35%, due to the 34% increase in block hours, which was partially offset by decreased fuel burn resulting primarily from an 11% increase in the average length of our flights. In accordance with the ASA, passenger fuel costs are reimbursed in full by Northwest and capped at $0.78 per gallon.
     Aircraft maintenance, materials and repairs expenses that are reimbursed by Northwest increased principally due to required heavy airframe maintenance checks performed on our CRJ aircraft during 2005. Heavy airframe maintenance checks were performed on 56 aircraft during 2005 versus 28 aircraft in 2004. This accounted for approximately $2.6 million of the increase in reimbursed maintenance expenses. The remaining increase in unreimbursed maintenance expense was due mainly to the increase in our level of operations and the expiration of warranty on a portion of our fleet.
     Aircraft rental expense increased $68.9 million, or 33%, due to the addition of 22 aircraft to our fleet, although 15 of these aircraft were removed from the fleet effective November 1, 2005. As previously noted, we sublease our CRJ aircraft from Northwest under operating leases that expire December 31, 2017. The monthly lease rates include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Northwest reimburses aircraft rental expense in full under the ASA.
     Other rentals and landing fees increased due to an increase in landing fees of approximately $4.4 million, or approximately 22%, which is largely due to our increased level of operations and a change in the mix of cities where we provide passenger service.
     Ground handling services increased by $26.8 million, or 41%, due primarily to the 24% increase in the number of departures performed. The increase in ground handling expense per departure was caused by a change in the mix of cities where we provide passenger service.
     Other expenses that are reimbursed by Northwest increased primarily due to increases in property taxes of $3.0 million and passenger liability insurance of $0.7 million. The increase in unreimbursed other expenses was driven by our increased level of operations, most notably an increase of $4.0 million of expenses associated with overnight travel for our pilots and flight attendants, and $0.7 million in Canadian air traffic control costs. Additionally, $3.0 million of the increase is attributable to professional service expenses associated with state tax planning, the audit of our financial statements and compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and the process of obtaining our second air carrier certificate.
     In February 2005, we purchased the outstanding $120.0 million note payable to Northwest at a discounted purchase price of $101.6 million. As a result, nonoperating income for 2005 includes a gain of $18.0 million, net of related fees, related to the repurchase of this debt.
     Income tax expense decreased by $6.7 million from 2004 to 2005. This decrease was due to a decrease in our income before taxes caused by the charges associated with the bankruptcy filings of Northwest and Mesaba. The impact of the decrease in income before taxes was partially offset by an increase in our effective tax rate from 2004 to 2005 of 2.4 points. Our 2004 income tax expense was reduced by $1.1 million following a reduction in our previous estimate of tax obligations for 2003. Excluding this item, our effective tax rate was 37.9% and 37.1% for the years ending December 31, 2005 and 2004, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     2004 Compared to 2003
     The following summarizes our operating revenues and expenses as reimbursed and unreimbursed as provided for under the terms of our ASA. Revenue and expense shown as reimbursed relate to those ASA costs incurred by the Company that are fully reimbursed, with margin, by Northwest. Regional airline services revenue shown as unreimbursed is determined based on pre-set rates under the ASA for completed block hours, completed cycles and certain fixed costs and is intended to cover all of the our other operating costs.

	Years Ended December 31,
	(in thousands)
	2004			2003
	Reimbursed	Unreimbursed	Total	Reimbursed	Unreimbursed	Total
Operating revenues:
Regional airline services	$423,911	$207,593	$631,504	$296,257	$154,354	$450,611
Other revenue	—	3,944	3,944	—	6,159	6,159

Total operating revenues	423,911	211,537	635,448	296,257	160,513	456,770

Operating expenses:
Salaries, wages and benefits	—	105,143	105,143	—	83,316	83,316
Aircraft fuel	83,061	511	83,572	54,731	276	55,007
Aircraft maintenance, materials and repairs	11,842	11,703	23,545	6,548	7,568	14,116
Aircraft rentals	209,047	—	209,047	136,273	—	136,273
Other rentals and landing fees	18,651	18,450	37,101	16,512	12,743	29,255
Government reimbursements	—	—	—	(1,000)	(114)	(1,114)
Ground handling services	47,533	18,344	65,877	33,223	11,399	44,622
Depreciation	—	3,153	3,153	—	2,912	2,912
Other	11,386	29,321	40,707	9,600	18,614	28,214
Total operating expenses	381,520	186,625	568,145	255,887	136,714	392,601

Operating income:	$42,391	$24,912	$67,303	$40,370	$23,799	$64,169

Operating income as a percent of operating revenues	10.0%	11.8%	10.6%	13.6%	14.8%	14.0%
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
     Regional airline services revenue per block hour for the years ending December 31, 2004 and 2003 were $1,950 and $2,139 respectively, which represents a decrease of approximately 9%. Regional airline services revenue per cycle increased by 2% from $3,068 to $3,129. The variances in revenue per block hour and cycle are due primarily to an increase in the average length of our flights of 17% over the same periods.
     Revenue from regional airline services for 2004 was negatively impacted by severe weather. During the last week of December, adverse weather closed or reduced operations at over 60% of the airports we serve. These difficulties were in part responsible for a drop in our average performance statistics for the six months ended December 31, 2004 falling below the standards contained in the ASA. As a result, during the first quarter of 2005, we paid Northwest $1.4 million in settlement of performance related penalties, an amount which was treated as a reduction in revenue in the fourth quarter of 2004. We implemented certain upgrades to those operational and communication systems that were overburdened as a result of the adverse weather.
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
Liquidity and Capital Resources
     As of December 31, 2005, we had $31.6 million in cash and cash equivalents and $44.2 million in short term investments. Net cash provided by operating activities was $27.3 million in 2005. Cash used for investing activities was $57.2 million and cash provided by financing activities was $26.6 million.
     Due to the timing of payments from Northwest under the ASA, our balance of cash and short-term investments is typically at its highest level at the end of a month. Our balance of cash and short-term investments can decline by as

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
much as $35 million intra-month as we meet regular operating cash flow needs prior to receiving revenue payments from Northwest.
     Our liquidity was significantly impacted by Northwest’s bankruptcy filing on September 14, 2005. Since that time, Northwest has generally complied with the payment terms under the ASA. To the extent that Northwest does not seek to materially alter the payment terms of the ASA during its bankruptcy proceedings, we expect our cash flow from operations to be sufficient to meet our ongoing capital requirements and financial commitments. However, we may have limited resources to pay the additional sublease security deposits to Northwest described below under Contractual Obligations if we are required to do so in March 2006, and we may have limited resources to repay our revolving credit facility described below under Contractual Obligations if it is accelerated prior to its maturity in June 2006.
     Contractual obligations. The following chart details our debt and lease obligations at December 31, 2005.

	Payments Due by Period
	(in thousands)
	Total	2006	2007	2008	2009	2010	Thereafter
Contractual obligations:
Senior convertible notes	$121,000	$—	$—	$—	$—	$—	$121,000
Line of credit (1)	17,000	17,000	—	—	—	—	—
Interest payments on long-term debt	76,684	3,933	3,933	3,933	3,933	3,933	57,019
Operating leases (4)	3,268,186	288,253	279,334	277,563	275,982	275,930	1,871,124
Additional aircraft deposits (2)	21,700	—	21,700	—	—	—	—
Purchase obligations (3)	6,389	1,613	1,525	1,102	1,186	531	432

Total contractual cash obligations	$3,510,959	$310,799	$306,492	$282,598	$281,101	$280,394	$2,049,575

(1)	Borrowings outstanding as of December 31, 2005, under our revolving credit facility with First Tennessee Bank, which expires June 16, 2006.

(2)	Disputed additional aircraft deposits that the Company believes are due in November 2007. Northwest has demanded them to be paid by March 15, 2006.

(3)	Amounts represent noncancelable commitments to purchase goods and services, including certain aircraft parts and information technology.

(4)	Amounts for 2006 include $2,360 for rentals owed under facility revenue bonds discussed below in Guarantees and Indemnification.
     The amounts noted above for operating leases include $3.1 billion of obligations for leased CRJ aircraft from Northwest. Under the terms of the ASA, we are reimbursed by Northwest in full for aircraft rental expense. For a more detailed discussion of operating leases, refer to Note 12 “Leases,” under Item 8 of this Form 10-K.
     In February 2005, we repaid the outstanding amount of $5.0 million on the line of credit with Northwest and purchased the outstanding $120.0 million note payable at a discounted purchase price of $101.6 million. The payments were made in connection with the private sale of $121.0 million principal amount of our 3.25% senior convertible notes due 2025 (the “Notes”). Holders of the Notes may require us to purchase all or a portion of their notes for cash on February 15, 2010, February 15, 2015, and February 15, 2020 at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. In addition, under certain circumstances, holders of the Notes may convert them into the equivalent value of our common stock at an initial conversion rate of 75.6475 shares per $1,000 principal amount, representing an initial conversion price of $13.22. Upon conversion, we will pay the portion of the conversion value up to the principal amount of each note in cash, and any excess conversion value in cash or our common stock at our election. For a more detailed discussion of note conversion features, refer to Risks Related to Our Business and Operations in Item 1A of this Form 10-K.

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
     On June 16, 2005, we entered into a revolving credit facility (the “Revolver”) with First Tennessee Bank. The Revolver is a one-year commitment that allows for borrowings up to $17.0 million. Advances under the Revolver accrue interest at the Bank’s base rate, or at LIBOR plus 2.50% at our option. The Revolver is secured by our inventory of spare parts, ground equipment, and furniture and fixtures. In September 2005, we borrowed the maximum amount of $17.0 million under the Revolver, which remains outstanding at December 31, 2005.
     The Revolver agreement contains certain financial covenants, including a minimum month-end balance of cash and cash equivalents, a minimum working capital requirement, and a minimum net income test. As of December 31, 2005, we were in compliance with these financial covenants. However, we expect that we will not remain in compliance with all of these financial covenants during the first quarter of 2006. In addition, the Revolver contains a provision requiring that, as a condition for draws under the Revolver to remain outstanding, no material adverse change in our financial condition can have occurred since the inception of the Revolver in June 2005. We are currently in discussions with First Tennessee Bank to provide for the Revolver to remain in place at least until its stated term of June 2006.
     Amounts noted above as disputed additional aircraft deposits relate to a demand given by Northwest in September 2005 that we pay $21.7 million in additional aircraft sublease security deposits in March 2006. The terms of our sublease agreements with Northwest provide that Northwest may request additional security deposits in the amount of $21.7 million once the promissory note we issued to Northwest has been paid in full. At our request, Northwest has extended the deadline for its demand to March 15, 2006. We expect that ultimately the amount of security deposits required by Northwest as part of our future relationship will be addressed through our ongoing discussions concerning assumption of the ASA. If this issue is not resolved by March 15, or if Northwest does not extend its deadline beyond March 15, then we may seek legal remedies to prevent payment of these security deposits to Northwest. We do not know whether we will be successful in avoiding these deposit payments. Any payments we would make as a result of this request would be classified as “other assets” on our consolidated balance sheet.
     Operating activities. Net cash provided by operating activities was $27.3 million during the year ended December 31, 2005, due primarily to cash generated from net income of $25.7 million, which includes the after-tax gain on repurchase of debt of $11.3 million, offset by an increase in income taxes payable of $16.1 million, payments withheld by Northwest and other miscellaneous charges. Net cash provided by operating activities was $38.0 million during the year ended December 31, 2004, due primarily to cash provided by net income of $40.7 million.
     Investing activities. Investing activities consisted of property and equipment purchases of $8.0 million and $8.6 million for the years ended December 31, 2005 and 2004, respectively. Our 2005 and 2004 results include payments of $5.1 million and $10.0 million, respectively, to acquire contractual rights from Northwest related to Amendment No. 4 to our ASA. Investing activities in 2005 also consisted of net short-term investments in marketable equity and debt securities of $44.2 million. For a more detailed information on short-term investments, refer to Note 2 in Item 8 of this Form 10-K.
     We have no significant capital commitments as of December 31, 2005.
     We expect capital expenditures for 2006 to be approximately $7.9 million, primarily relating to CRJ aircraft rotable parts and tooling, software application and automation infrastructure projects and maintenance and ground equipment. We are expecting to fund these expenditures with cash flows generated from our operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Financing activities. Cash provided by financing activities for the year ended December 31, 2005 totaled $26.6 million. We received $121.0 million in gross proceeds from the issuance of the Notes. The proceeds were primarily used to retire our Note Payable to Northwest for $101.6 million and to repay our borrowings under the Northwest revolving credit facility in the amount of $5.0 million. Additionally, we paid $4.4 million to various third parties in debt issuance costs related to the issuance of the Notes, and $0.4 million in fees in connection with the repurchase of our long-term debt. As discussed above, we also drew $17.0 million on our Revolver. Cash used in financing activities for the year ended December 31, 2004 totaled $17.0 million. We made principal payments to Northwest on our note payable in the amount of $12.0 million and a payment on the revolving credit facility with Northwest for $5.0 million. As of December 31, 2005, $0.8 million of standby letters of credit were outstanding.
     Deferred tax asset. In connection with the estimated losses for the bankruptcy filings of Northwest and Mesaba of $59.6 million, we recorded a deferred tax benefit of $8.7 million, which represents the future federal and state income tax deductions provided to the Company from these losses. Should our ability to realize this future benefit be at risk because of certain federal and state limitations regarding the carry-back of taxable losses, we may implement various tax strategies to immediately utilize this tax deduction. Among other things, one potential strategy would be for us to sell our claims against Northwest and Mesaba to a third party and thereby make final determination of the amount ultimately recovered, which would allow for an immediate tax benefit.
     Guarantees and indemnifications. We are the guarantor of approximately $2.4 million aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds were issued by the Memphis-Shelby County Airport Authority (the “Authority”) and are payable solely from our rentals paid under a long-term lease agreement with the Authority. The leasing arrangement is accounted for as an operating lease in the consolidated financial statements. We are not in compliance with one of the covenants contained in the lease agreement, and have not been for several years. We have informed the trustee for the bonds of this non-compliance, and the trustee has not taken any action. Any payments that we might be required to make as a result of our failure to comply with all of the lease terms would be treated as prepaid rent and amortized over the remaining lease term.
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
Critical Accounting Policies

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     General. Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified the accounting policies below as critical to our business operations and an understanding of our results of operations. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require judgment. The discussion below is not intended to be a comprehensive list of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 2 in Item 8 Financial Statements and Supplementary Data of this Form 10-K.
     Revenue recognition. As discussed in Item 1 “Business — Airline Services Agreement,” our ASA provides a monthly margin payment calculated to achieve a target operating margin, based on reimbursement payments and payments based on pre-set rates. We recognize revenue when services are provided. The monthly margin payment plus total reimbursement payments and payments based on pre-set rates are recognized as revenue at the gross amount billed.
     As the payments based on pre-set rates are not based on the actual expenses incurred, our actual annual unadjusted operating margin may fall outside the then applicable floor or ceiling stipulated in the ASA. The ASA provides for a year-end adjustment to bring our operating margin to the applicable floor or ceiling. For the years ended December 31, 2004 and 2003, no margin adjustment payments were required. We are still evaluating whether a margin adjustment payment will be due from Northwest for the year ended December 31, 2005, although we do not expect to collect a material portion of any such payment as a result of Northwest’s bankruptcy.
     Any penalties we incur in providing regional airline services to Northwest are treated as reductions in revenue. For the years ended December 31, 2005, 2004 and 2003, we recorded penalties of $1.7 million, $1.9 million and $0.7 million, respectively.
     Allowance for Doubtful Accounts. The Company grants trade credit to certain approved customers. The Company performs a monthly analysis of outstanding trade receivables to assess the likelihood of collection. For balances where the Company does not expect full payment of amounts owed, the Company will record an allowance to adjust the trade receivable to the Company’s best estimate of the amount it will ultimately collect. If balances are ultimately determined to be uncollectible, both the receivable and the related allowance are written off.
     Maintenance. We record maintenance and repair costs for equipment as the costs are incurred. When parts and equipment on the aircraft become unserviceable or are due for scheduled maintenance, they are removed and replaced with serviceable parts from inventory. The parts in need of repair are sent to repair vendors, and a liability for that repair cost is recognized in that calendar month. In the event that an actual quote is received, the accrual will be based on the quote. Typically, repair costs are initially estimated based on the historical cost of a similar repair for that specific part. The initial estimate is replaced by a quote from the repair vendor after they inspect the part and determine what the actual cost will be. The accrual is adjusted accordingly. Accruals are carried until the invoice is received, approved and paid. Previous estimates of repair costs have proven to be materially consistent with amounts ultimately paid.
     Certain maintenance costs are covered by maintenance cost-per-hour contracts. The cost-per-hour contracts dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement. Individual contracts are of varying terms and payment procedures and typically require a monthly payment based upon a specific operating statistic incurred. Accordingly, such payment amounts are expensed as incurred. On average, cost-per-hour arrangements have represented approximately 40% of our maintenance, materials and repair costs. These contracts reduce the subjectivity of maintenance repair accruals and increase the predictability of maintenance expense.
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
     Long-lived assets. We evaluate whether there has been an impairment of our long-lived assets on an annual basis or if certain circumstances indicate that a possible impairment may exist. Impairment exists when the carrying amount of a long-lived asset is not recoverable (undiscounted cash flows are less than the asset’s carrying value) and exceeds its fair value. If it is determined that an impairment has occurred, the carrying value of the long-lived asset is reduced to its fair value. Goodwill is tested for impairment under the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standard No. 142 (“SFAS 142”). All other long-lived assets, including intangibles subject to amortization, are evaluated for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In performing an impairment analysis in accordance with SFAS 144, we concluded that an entity-wide grouping of our long-lived assets was appropriate because no lower level grouping of long-lived assets has identifiable cash flows that are independent of the cash flows of other assets and liabilities.
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
     Estimated losses on subleased aircraft. We provide for estimated losses on subleased aircraft and equipment based on the difference between our discounted cash obligations under our original lease agreements and the discounted net cash inflows that we expect to receive under sublease agreements. In estimating net cash inflows, we consider the costs necessary to maintain the aircraft and equipment in a condition suitable for sublease and the monthly rental payments it reasonably expects under the sublease agreements, which considers current estimates of market rental rates. Our estimated losses on subleased aircraft are reduced by any amounts we reasonably expect to recover, through legal proceedings or negotiations, from original sublessees.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Our planned adoption of SFAS 123R is discussed in more detail in Note 2 “Significant Accounting Policies” in the notes to our consolidated financial statements under Item 8 of this Form 10-K. We adopted SFAS 123R effective January 1, 2006.
     In January 2006, we granted 293 stock options and 135 shares of restricted stock to members of our board of directors, our officers and other key employees. We expect the 2006 expense associated with these grants to be $0.4 million, net of the deferred tax asset, or $0.02 per diluted share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     Statements in this Current Report on Form 10-K (or otherwise made by Pinnacle Airlines Corp. or on Pinnacle Airline Corp.’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes” or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.
     You should understand that many important factors, in addition to those discussed in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of the potential factors that could affect our results are described in Item 1A Risk Factors and in this item under “Outlook.” In light of these risks and uncertainties, and others not described in this report, the forward-looking events discussed in this report might not occur, might occur at a different time, or might be of a different magnitude than presently anticipated.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are not subject to any significant degree to market risks such as commodity price risk (e.g., aircraft fuel prices) and interest rate risk.
     Aircraft fuel. Under the ASA, Northwest bears the economic risk of our passenger aircraft fuel price fluctuations as our future passenger fuel costs are reimbursed by Northwest and capped at $0.78 per gallon.
     Interest rates. All of our CRJs are operated under long-term operating leases with Northwest. Our Saab aircraft, which were being subleased to Mesaba, are leased from a third party. Under the ASA, the lease payments associated with aircraft deliveries are fixed. We do not hold long-term interest sensitive assets and, therefore, we are not exposed to interest rate fluctuations for our assets. The Notes bear interest at a fixed rate, but loans under our revolving credit facility bear interest at a floating rate. We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.
     Senior Convertible Notes. While we pay interest on the Notes at a fixed rate of 3.25%, the fair value of the Notes is sensitive to changes in interest rates and to changes in the market price of our common stock. Interest rate changes may result in increases or decreases in the fair value of the Notes due to differences between market interest rates and rates in effect at the inception of the obligation. The fair value of the Notes may also increase or decrease with differences between the current market price of our common stock and the market price on the original issuance date of the Notes. Unless we elect to repurchase our Notes in the open market, changes in their fair value have no impact on our consolidated financial statements as a whole. The estimated fair value of the Notes on February 24, 2006 was approximately $98.3 million, based on quoted market prices.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Pinnacle Airlines Corp.
We have audited the accompanying consolidated balance sheets of Pinnacle Airlines Corp. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Airlines Corp. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the uncertainty regarding the future of the Company’s contract with its primary customer due to this customer seeking protection under Chapter 11 of the U.S. Bankruptcy Code raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pinnacle Airlines Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.
Memphis, Tennessee
March 1, 2006
/s/ ERNST & YOUNG LLP

Pinnacle Airlines Corp.
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Operating revenues:
Regional airline services	$833,125	$631,504	$450,611
Other	8,480	3,944	6,159

Total operating revenues	841,605	635,448	456,770

Operating expenses:
Salaries, wages and benefits	134,277	105,143	83,316
Aircraft fuel	112,666	83,572	55,007
Aircraft maintenance, materials and repairs	31,865	23,545	14,116
Aircraft rentals	277,914	209,047	136,273
Other rentals and landing fees	42,972	37,101	29,255
Ground handling services	92,689	65,877	44,622
Depreciation	4,017	3,153	2,912
Government reimbursements	—	—	(1,114)
Other	58,677	40,707	28,214
Provision for losses associated with bankruptcy filings of Northwest and Mesaba (Note 3)	59,599	—	—

Total operating expenses	814,676	568,145	392,601

Operating income	26,929	67,303	64,169

Operating income as a percentage of operating revenues	3.2%	10.6%	14.0%

Nonoperating income (expense):
Interest income	1,239	301	230
Interest expense	(4,772)	(4,907)	(7,387)
Miscellaneous income, net	15	428	387
Gain on repurchase of debt	18,000	—	—

Total nonoperating income (expense)	14,482	(4,178)	(6,770)

Income before income taxes	41,411	63,125	57,399
Income tax expense	15,713	22,400	22,332

Net income	$25,698	$40,725	$35,067

Basic earnings per share	$1.17	$1.86	$1.60

Diluted earnings per share	$1.17	$1.86	$1.60

Shares used in computing basic earnings per share	21,913	21,892	21,892

Shares used in computing diluted earnings per share	21,932	21,911	21,892

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2005	2004
Assets

Current assets:

Cash and cash equivalents	$31,567	$34,912

Short-term investments	44,160	—

Receivables, principally from Northwest, net of allowances of $51,523 in 2005 and $34 in 2004	30,190	25,139

Spare parts and supplies, net of allowances of $1,084 in 2005 and $494 in 2004	6,368	5,341

Prepaid expenses and other assets	5,623	5,644

Deferred income taxes, net of allowance	9,146	860

Total current assets	127,054	71,896

Property and equipment:
Aircraft and rotable spares	39,362	35,837
Other property and equipment	19,209	16,161
Office furniture and fixtures	2,002	1,863

	60,573	53,861
Less accumulated depreciation	(18,038)	(14,445)

Net property and equipment	42,535	39,416

Other assets, primarily aircraft deposits with Northwest	22,155	21,111

Debt issuance costs, net of amortization of $194	4,198	—

Goodwill, net of amortization of $4,027	18,422	18,422

Contractual rights acquired from Northwest, net of amortization of $680 in 2005 and $0 in 2004	14,435	15,115

Total assets	$228,799	$165,960

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2005	2004
Liabilities and stockholders’ equity (deficiency)

Current liabilities:

Accounts payable	$12,945	$12,634

Accrued expenses	25,158	19,432

Bank line of credit	17,000	—

Income taxes payable	17,756	1,633

Other current liabilities	7,161	6,756

Total current liabilities	80,020	40,455

Deferred income taxes	7,426	7,105

Senior convertible notes	121,000	—

Note payable and line of credit from Northwest	—	125,000

Other liabilities	1,735	948

Commitments and contingencies

Stockholders’ equity (deficiency):

Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, no shares issued	—	—

Series A preferred stock, stated value $100 per share; one share authorized and issued	—	—

Series common stock, par value $0.01 per share; 5,000,000 shares authorized, no shares issued	—	—

Common stock, $0.01 par value; 40,000,000 shares authorized, 21,945,260 and 21,950,260 shares issued in 2005 and 2004, respectively	219	220

Additional paid-in capital	85,550	85,603

Accumulated deficit	(67,151)	(92,849)

Unearned compensation on restricted stock	—	(522)

Total stockholders’ equity (deficiency)	18,618	(7,548)

Total liabilities and stockholders’ equity (deficiency)	$228,799	$165,960

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Consolidated Statements of Stockholders’ Equity (Deficiency)
(in thousands, except share and per share data)

				Unearned
		Additional	Retained	Compensation
	Common	Paid-In	Earnings	on Restricted
	Stock	Capital	(Deficiency)	Stock	Total
Balance, December 31, 2002	$219	$34,973	$46,859	$—	$82,051

Contribution of capital by Northwest	—	50,000	—	—	50,000

Dividend to Northwest ($9.84 per share)	—	—	(215,500)	—	(215,500)

Net income	—	—	35,067	—	35,067

Balance, December 31, 2003	219	84,973	(133,574)	—	(48,382)

Restricted stock issuance — 58,200 shares	1	630	—	(631)	—

Amortization of unearned compensation	—	—	—	109	109

Net income	—	—	40,725	—	40,725

Balance, December 31, 2004	220	85,603	(92,849)	(522)	(7,548)

Forfeiture of restricted stock — 5,000 shares	(1)	(53)	—	54	—

Amortization of unearned compensation	—	—	—	468	468

Net income	—	—	25,698	—	25,698

Balance, December 31, 2005	$219	$85,550	$(67,151)	$—	$18,618

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Operating activities
Net income	$25,698	$40,725	$35,067
Adjustments to reconcile net income to cash provided by operating activities:
Provision for Northwest and Mesaba bankruptcies	59,254	—	—
Depreciation	4,017	3,153	2,912
Deferred income taxes (benefit)	(7,965)	2,394	1,885
Other	777	(485)	151
Gain on repurchase of debt	(18,000)	—	—
Amortization of unearned compensation	468	109	—
Amortization of debt issuance costs	194	—	—
Amortization of contractual rights	680	—	—
Changes in operating assets and liabilities:
Receivables, principally from Northwest	(56,574)	(7,575)	5,168
Spare parts and supplies	(1,617)	(1,905)	(954)
Prepaid expenses and other assets	(1,023)	(6,184)	3,407
Accounts payable and accrued expenses	6,037	10,975	(2,213)
Other current liabilities	(785)	753	(121)
Income taxes payable	16,123	(3,963)	4,780

Cash provided by operating activities	27,284	37,997	50,082

Investing activities
Purchases of property and equipment	(7,962)	(8,647)	(10,894)
Proceeds from the sale of property and equipment	—	1,057	—
Purchases of short-term investments	(114,900)	—	—
Proceeds from sale of short-term investments	70,740	—	—
Purchase of contractual rights from Northwest	(5,115)	(10,000)	—

Cash used in investing activities	(57,237)	(17,590)	(10,894)
Financing activities
Payments on long-term debt with Northwest	(101,600)	(12,000)	(18,000)
Proceeds from line of credit with a bank	17,000	—	—
Repayments on line of credit with a bank	—	—	(4,245)
(Repayments) borrowings under line of credit with Northwest	(5,000)	(5,000)	10,000
Gross proceeds from issuance of senior convertible notes	121,000	—	—
Debt issuance costs	(4,392)	—	—
Other costs to retire note payable	(400)	—	—
Other financing activities	—	(18)	—

Cash provided by (used in) financing activities	26,608	(17,018)	(12,245)
Net increase (decrease) in cash and cash equivalents	(3,345)	3,389	26,943
Cash and cash equivalents at beginning of period	34,912	31,523	4,580

Cash and cash equivalents at end of period	$31,567	$34,912	$31,523

Supplemental disclosure of cash flow information
Interest paid	$7,562	$5,920	$6,345
Income tax payments	$2,837	$23,970	$15,553
Other non-cash transactions
Dividends issued to Northwest	$—	$—	$215,500
Capital contribution from Northwest applied to note payable	$—	$—	$50,000
Payments owed to Northwest for purchase of contractual rights	$—	$5,115	$—
Property acquired through a capital lease obligation	$—	$87	$—
The accompanying notes are an integral part of these consolidated financial statements.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
1. Description of Business
     Pinnacle Airlines Corp. (the ‘‘Company’’), operates through its wholly-owned subsidiary, Pinnacle Airlines, Inc., as a regional airline providing airline capacity to Northwest Airlines, Inc. (‘‘Northwest’’), a wholly owned indirect subsidiary of Northwest Airlines Corporation. The Company operates as a Northwest Airlink carrier at Northwest’s domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis, and the regional focus city of Indianapolis. As of December 31, 2005, the Company operated an all-regional jet fleet of 124 Canadair Regional Jet (‘‘CRJ’’) aircraft and offered regional airline service with approximately 705 daily departures to 118 cities in 37 states and four Canadian provinces.
     Pinnacle Airlines Corp. was incorporated in Delaware on January 10, 2002 to be the holding company of Pinnacle Airlines, Inc., which is a predecessor to the Company and was incorporated in Georgia in 1985. Pinnacle Airlines, Inc. was acquired in April 1997 by Northwest Airlines Corporation. Since the acquisition, Pinnacle Airlines, Inc. has provided regional airline service exclusively to Northwest. Prior to September 2003, Northwest was the majority owner of the Company and designed the Company’s operations to increase overall system revenues of Northwest rather than to maximize the Company’s stand-alone profitability. The historical financial information does not reflect what the financial position, results of operations and cash flows of the Company would have been as a stand-alone entity for all periods presented.
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
Revenue Recognition
     As discussed in Note 4, the Company’s airline services agreement (“ASA”) provides a monthly margin payment calculated to achieve a target operating margin, based on reimbursement payments and payments based on pre-set rates. The Company recognizes revenue when services are provided. The monthly margin payment plus total reimbursement payments and payments based on pre-set rates are recognized as revenue at the gross amount billed.
     As the payments based on pre-set rates are not based on the actual expenses incurred, the Company’s actual annual unadjusted operating margin may fall outside the then applicable floor or ceiling stipulated in the ASA. The ASA provides for a year-end margin adjustment to bring the Company’s operating margin to the applicable floor or ceiling. For the years ended December 31, 2004 and 2003, no margin adjustment payments were required. The Company is still evaluating whether a margin adjustment payment will be due from Northwest for the year ended December 31, 2005, although the Company does not expect to collect a material portion of any such margin adjustment payment as a result of Northwest’s bankruptcy.
     The Company’s ASA contains provisions for certain penalties based on operational performance and are treated as reductions in revenue. For the years ended December 31, 2005, 2004 and 2003, the Company recorded penalties of $1,746, $1,878 and $664, respectively.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
2. Significant Accounting Policies (continued)
     Certain costs incurred by Northwest under the ASA are paid by the Company, and then billed and recorded as revenue on a gross basis from Northwest. Among other things, these costs include fuel and ground handling services that are recorded at amounts established by Northwest, which may vary from actual costs incurred.
Allowance for Doubtful Accounts
     The Company grants trade credit to certain approved customers. The Company performs a monthly analysis of outstanding trade receivables to assess the likelihood of collection. For balances where the Company does not expect full payment of amounts owed, the Company will record an allowance to adjust the trade receivable to the Company’s best estimate of the amount it will ultimately collect. If balances are ultimately determined to be uncollectible, both the receivable and the related allowance are written off. For a discussion of the allowances recorded in 2005 for amounts due from Northwest, see Note 3.
Concentration of Credit Risk
     Substantially all of the Company’s revenues have been derived from Northwest and the Company has a significant concentration of its accounts receivable with Northwest with no collateral. For further discussion of amounts owed from Northwest, see Notes 3 and 11.
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
Maintenance
     The Company operates under a Federal Aviation Administration-approved continuous inspection and maintenance program. Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred, except for the maintenance costs covered by cost-per-hour agreements that are expensed when obligations exist under the contract.
Warranty
     The Company files claims for vendor refunds on warrantable spare parts and flight equipment that require repair or replacement. The Company reduces its aircraft maintenance costs when claims are filed by the amount it expects to recover from vendors. The balance of outstanding warranty claims, net of allowance, at December 31, 2005 and 2004 was $262 and $834, respectively.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
2. Significant Accounting Policies (continued)
Manufacturer Credits
     When the Company accepts delivery of new CRJs, it has the obligation to purchase from Northwest certain manufacturer credits that are used by the Company to acquire flight equipment, spare parts and supplies and maintenance services. Under its operating agreement with Northwest, the Company could decline to purchase credits that it does not plan to utilize within 180 days. Available manufacturer credits of $0 and $2,206 at December 31, 2005 and 2004, respectively, are included in prepaid expenses and other assets.
     For the years ended December 31, 2005, 2004 and 2003, the Company obtained manufacturer credits from Northwest in the amount of $5,108, $4,386 and $8,935, respectively.
Aircraft Deposits
     The Company has paid to Northwest a deposit of $175 with the delivery of each CRJ. As provided in the aircraft lease agreements between the Company and Northwest, the deposits may be refunded to the Company upon the expiration of the operating agreement between the Company and Northwest, or they may be used in settlement of the final rent payment due to Northwest. Aircraft deposits are shown as other assets in the Company’s consolidated balance sheet.
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
     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill amortization ceases when the new standard is adopted. The rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. For purposes of this standard, the Company considers it to have one reporting unit consisting of regional airline services. Each October, the Company performs the annual impairment test. In conducting the test for 2005, the Company concluded that its goodwill is not impaired.
Contractual Rights Acquired from Northwest
     Contractual rights were acquired from Northwest under Amendment No. 4 to the ASA. Among other things, Amendment No. 4 granted the Company the right to operate an additional ten CRJs during the remaining term of the ASA. The delivery of the ten additional aircraft, which began in the second quarter of 2005, increased the Company’s fleet to 139 aircraft. In consideration of these contractual rights, the Company agreed to pay $15,115 to Northwest, $10,000 of which was paid in the fourth quarter of 2004, and $5,115 of which was paid during the second quarter of 2005.
     The acquired contractual rights are being amortized on a straight-line basis over the remaining term of the ASA. During the year ended December 31, 2005, the Company recorded $680 in amortization and expects future amortization associated with this intangible asset to be $1,203 per year in years 2006 through 2017.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
2. Significant Accounting Policies (continued)
Impairment of Long-Lived Assets
     The Company evaluates whether there has been an impairment of any of its long-lived assets on an annual basis or if certain circumstances indicate that a possible impairment may exist. Impairment exists when the carrying amount of a long-lived asset is not recoverable (undiscounted cash flows are less than the asset’s carrying value) and exceeds its fair value. If it is determined that an impairment has occurred, the carrying value of the long-lived asset is reduced to its fair value. Goodwill is tested for impairment under SFAS No. 142. All other long-lived assets, including intangibles subject to amortization, are evaluated for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” After conducting the required evaluations during 2005, the Company concluded that none of its goodwill and other long-lived assets were impaired as of December 31, 2005. In performing its impairment analysis in accordance with SFAS 144, the Company concluded that an entity-wide grouping of its long-lived assets that included rotable parts, contractual rights, goodwill and other property and equipment was appropriate because no lower level grouping of long-lived assets has identifiable cash flows that are independent of the cash flows of other assets and liabilities.
Estimated Losses on Subleased Aircraft
     The Company provides for estimated losses on subleased aircraft and equipment based on the difference between the Company’s discounted cash obligations under its original lease agreements and the discounted net cash inflows that it expects to receive under sublease agreements. In estimating net cash inflows, the Company considers the costs necessary to maintain the aircraft and equipment in a condition suitable for sublease and the monthly rental payments it reasonably expects under the sublease agreements, which considers current estimates of market rental rates. The Company’s estimated losses on subleased aircraft are reduced by any amounts it reasonably expects to recover, through legal proceedings or negotiations, from original sublessees.
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

	Years Ended December 31,
	2005	2004	2003
Net income	$25,698	$40,725	$35,067

Basic and diluted earnings per share	$1.17	$1.86	$1.60

Share computation:
Weighted average number of shares outstanding for basic EPS	21,913	21,892	21,892
Assumed exercise of stock options	19	19	—

Weighted average number of shares outstanding for diluted EPS	21,932	21,911	21,892

     Options to purchase 663, 727 and 858 shares of common stock were excluded from the diluted EPS calculation at December 31, 2005, 2004 and 2003, respectively, because their effect would be anti-dilutive.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
2. Significant Accounting Policies (continued)
Stock-Based Compensation
     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”) to measure compensation expense for stock-based compensation plans. Under APB 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Since the Company’s stock options have all been granted with exercise prices at fair value, no compensation expense has been recognized under APB 25. For awards of restricted stock and to determine the pro forma effects of stock options set forth below, the Company recognizes the fair value of the awards ratably over their explicit service period.
     The following table illustrates the effect on net income and income per share assuming the compensation costs for the Company’s stock option plans and restricted stock grants had been determined using the fair value method, prorated over the vesting periods, at the grant dates as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”):

	Years Ended December 31,
	2005	2004	2003
Net income	$25,698	$40,725	$35,067
Add: Stock-based compensation expense included in reported net income, net of tax	291	68	—
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(1,091)	(991)	(121)

Pro forma net income	$24,898	$39,802	$34,946

Net income per common share — basic and diluted, as reported	$1.17	$1.86	$1.60

Pro forma net income per common share — basic and diluted	$1.14	$1.82	$1.60

     See Note 16, Stock-Based Compensation, for the assumptions used to compute the pro forma amounts above. The pro forma effect on net income per share is not necessarily representative of the effect in future years.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in the financial statements. Pro forma disclosure is no longer an alternative. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005. The Company adopted this statement effective January 1, 2006. The Company has chosen the “modified prospective” adoption method, under which compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. In the above pro forma table, the Company utilizes the Black-Scholes standard option pricing model to measure the fair value of stock options granted to employees. The Company will continue to utilize the Black-Scholes model to measure the fair value of future stock option grants.
     In January 2006, the Company granted 293 stock options and 135 shares of restricted stock to members of its board of directors, its officers and other key employees. The Company expects the 2006 expense associated with these grants to be $357, net of the deferred tax asset, or $0.02 per diluted share.

Item 8. Financial Statement and Supplementry Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
2. Significant Accounting Policies (continued)
Financial Instruments
     Fair values of cash equivalents, receivables, accounts payable and the line of credit approximate their carrying amounts due to the short period of time to maturity.
     The Company invests excess cash balances into overnight Eurodollar deposits and collateralized repurchase agreements with banks at the end of each business day. The deposits and agreements represent an unconditional obligation of the banks to repay principal and repurchase securities on the next business day. The overnight investment balance was $32,235 and $22,806 at December 31, 2005 and 2004, respectively, and is included in cash and cash equivalents on the Company’s consolidated balance sheet.
     The note payable owed by Pinnacle Airlines, Inc. to Northwest had a face value of $120,000 as of December 31, 2004. The Company repurchased the note payable from Northwest in February 2005 for $101,600, which approximated its fair value. The repurchase was done after the the private placement of $121,000 principal amount of the Company’s 3.25% senior convertible notes due February 15, 2025, (the “Notes”). The Notes pay cash interest semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 2005. The Company’s sale of the Notes was made to qualified institutional investors under Rule 144A of the Securities Act of 1933. The Notes are senior unsecured obligations and rank equally with other future senior unsecured debt, and are junior to any of the Company’s secured debt, to the extent of the collateral pledged, and to any debt and all other liabilities of Pinnacle Airlines, Inc. The fair value of the Notes on December 31, 2005 was $88,330 based on quoted market prices.
Short-Term Investments
     The Company invests excess cash balances primarily in short-term money market instruments, short-term marketable debt securities and highly liquid equity securities. Investments in marketable securities are classified as available-for-sale and presented at their estimated fair values based on quoted market prices for those securities, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
     At December 31, 2005 the Company had $44,160 invested in auction rate securities (“ARS”), including $13,150 in auction rate preferred stock and $31,010 in auction rate certificates. The auction rate certificates are issued by U.S. states and political subdivisions of the states. The Company classifies investments in ARS as short-term investments on the Company’s consolidated balance sheet. Although ARS typically have long-term or no stated maturities, these investments have characteristics similar to short-term investments because the securities are periodically repriced at predetermined intervals, generally every 7-35 days, through an auction process.
     The contractual maturity for the auction rate certificates was approximately six years for $4,160 of the certificates, and more than ten years for $26,850 of the certificates.
     Proceeds from the sale of available-for-sale securities were $70,740 for the year ended December 31, 2005. The Company did not invest in such securities in 2004 or 2003. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. All income generated from these securities in 2005 was from earned interest and there were no unrealized or realized gains or losses for the year ended December 31, 2005.
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

Item 8. Financial Statement and Supplementry Data
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
Reclassification
     Prior year amounts of $4,349 that were included in accounts payable have been reclassified to accrued expenses on the Company’s consolidated balance sheet to conform to the current year classifications. Such reclassifications have no impact on totals previously reported in the Company’s consolidated financial statements.
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
3. Northwest and Mesaba Bankruptcy Filings
     On September 14, 2005, Northwest filed for protection under Chapter 11 of the United States Bankruptcy Code.
     The Company receives substantially all of its revenue from Northwest under the ASA entered into between the two companies. Under the terms of the ASA, Northwest pays the Company on the fifteenth day and thirtieth day of each month, generally in arrears, for regional airline services that the Company provides to Northwest. Also under the ASA and related lease agreements, the Company purchases fuel and ground handling services, and leases aircraft and facilities from Northwest, most of which amounts are owed to Northwest in advance.
     At the time of Northwest’s bankruptcy filing, Northwest owed the Company approximately $51,319 under the ASA and related agreements, net of amounts that the Company owed to Northwest under these agreements. Generally, all amounts that Northwest owed to its creditors at the time of its filing were stayed by the bankruptcy filing. The Company’s claims against Northwest are unsecured claims. At any time during Northwest’s bankruptcy proceedings, Northwest may either assume or reject the ASA and related agreements, pending approval of the bankruptcy court and a committee representing Northwest’s unsecured creditors. If Northwest assumes the ASA and related agreements, pre-petition amounts owed to the Company would become an administrative claim and the Company could receive payment in full. If Northwest rejects the ASA and related contracts, then pre-petition amounts owed to the Company would remain an unsecured claim and the Company would likely receive very little of the amounts owed to it, and, absent the sale of the Company’s claim to a third party, would only receive such amounts after a plan of reorganization had been approved by the bankruptcy court. The Company is in discussions with Northwest to determine the conditions under which Northwest will seek to assume the ASA.

Item 8. Financial Statement and Supplementry Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
3. Northwest and Mesaba Bankruptcy Filings (continued)
The Company expects such conditions to include economic concessions, including a negotiation of the amount that Northwest will ultimately pay the Company in settlement of the net pre-petition amounts that Northwest owes to the Company.
     In September 2005, Northwest requested that the Company remove 15 CRJ aircraft from service. These aircraft were removed from the fleet effective November 1, 2005, reducing the Company’s total operating CRJ fleet from 139 to 124 aircraft. Northwest has subsequently rejected its primary lease agreements with third party lessors on these 15 aircraft, and returned the aircraft to such lessor. The Company received fixed payments based on an operating fleet of 139 aircraft through November 30, 2005, but has not made or received any payment related to these 15 aircraft under the ASA since the rejection order was entered by the bankruptcy court. The ASA with Northwest provides that the Company is entitled to maintain a minimum operating fleet of at least 139 aircraft, and the Company has objected to this breach. The Company is evaluating what legal options, if any, the Company has to require Northwest to comply with this material provision, or at a minimum to prevent Northwest from removing additional CRJ aircraft from the Company’s operating fleet. In addition, the Company has requested that Northwest return to it $2,625 in security deposits related to the 15 aircraft, although Northwest has not done so. The Company reclassified on its consolidated balance sheet rental deposits of $2,625 attributable to the rejected aircraft as a pre-petition receivable from Northwest. The Company currently believes that the $21,700 of aircraft deposits for its current fleet of 124 CRJ aircraft is a recoverable asset as Northwest has given no indication that it intends to reject any of the leases for these aircraft.
     After analyzing the collectibility of these pre-petition receivables and deposits of $53,944, the Company concluded that a provision of $51,523 was necessary for amounts the Company may not ultimately collect from Northwest. The remaining net balance of $2,421 represents the Company’s best estimate of the recoverable portion of these pre-petition receivables and is included in receivables in the Company’s consolidated balance sheet as of December 31, 2005. This estimate is based on the Company’s current expectation of amounts it may recover through the Northwest bankruptcy proceedings or through future discussions with Northwest regarding the assumption of the ASA. This estimate is subject to change as the Company obtains new information. To arrive at its pre-petition receivable, amounts owed by Northwest to the Company on September 14, 2005 were offset with certain amounts owed by the Company to Northwest on that date. In concluding that this offsetting of balances was appropriate, the Company followed the guidance provided in FASB Interpretation No. 39 “Offsetting of Amounts Related to Certain Contracts.”
     While the Company has recorded the above provision for uncollectible amounts owed by Northwest as of September 14, 2005, it will continue to actively seek reimbursement through the Northwest bankruptcy process and any other means, including any future discussions the Company may have with Northwest regarding its assumption of the ASA.
     As discussed above, it is likely that the relationship between the Company and Northwest will be altered during the course of the Northwest bankruptcy proceedings; however, it is too early in that process to predict what such alterations might be, or what their impact might be to the Company. The Company’s consolidated balance sheet at December 31, 2005 includes various items related to its relationship with Northwest, including rotable aircraft parts, aircraft and engine lease security deposits, goodwill and contractual rights. As of December 31, 2005 and through the filing date of this Form 10-K, the Company has concluded that the above items are not impaired. As the Northwest bankruptcy process continues, the Company will continue to evaluate its long-lived assets for any possible impairment.
     Due to the uncertainties arising from the bankruptcy proceedings of the Company’s only customer, Northwest, the Company’s independent registered public accounting firm included an explanatory paragraph discussing going concern uncertainties in their “Report of Independent Registered Public Accounting Firm.” The Company is in ongoing communications with Northwest concerning the nature of the future relationship between the companies, and the Company intends to work with Northwest to determine mutually satisfactory conditions under which Northwest will continue its business relationship with the Company.

Item 8. Financial Statement and Supplementry Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
3. Northwest and Mesaba Bankruptcy Filings (continued)
     Northwest has not yet sought to assume or reject the ASA in its bankruptcy proceedings, although it has asked a number of regional airlines, including the Company, to provide proposals to operate up to 126 regional jet aircraft in its network. Management believes that several of the Company’s regional airline competitors will offer to provide regional airline service to Northwest on apparently better economic terms to Northwest than those contained in the Company’s ASA. The Company is in ongoing communications with Northwest concerning the nature of the future relationship between the companies. The Company intends to work with Northwest to determine mutually satisfactory conditions under which Northwest will seek to assume the ASA, and the Company understands that the economic terms of that arrangement are likely to be significantly less favorable to the Company than those contained in the current ASA.
     Mesaba Aviation, Inc. (“Mesaba”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on October 13, 2005. The Company subleased 11 Saab turboprop aircraft and two related engines to Mesaba under agreements that were to expire at various times between 2006 and 2009. In January 2006, Mesaba rejected the subleases of the aircraft and returned them to the Company. The Company is now exploring the possibility of subleasing these aircraft on the open market.
     In 2005, the Company recorded losses of $10,100 following Mesaba’s rejection of the sublease agreements on the Saab aircraft. The losses included $1,254 of rent not paid by Mesaba prior to returning the aircraft and an estimate of $8,846 for future sublease losses. These losses were reduced by $2,025 for amounts the Company reasonably expects to recover through the bankruptcy proceedings of Mesaba and Northwest. Estimates of future sublease losses are based on the difference between the Company’s obligations under its original lease agreements and the net cash flows it expects to receive from future sublease agreements. The Company’s expected net cash flows consider current estimates of market rental rates and costs necessary to restore the aircraft to a condition suitable for sublease, currently estimated to be $3,427. The Company’s accrued future sublease losses, net of expected recovery, are included in other current liabilities and other liabilities in the amounts of $5,396 and $1,425, respectively, on the Company’s consolidated balance sheet as of December 31, 2005.
4. Airline Services Agreement
     The Company and Northwest entered the ASA effective March 1, 2002, and its terms were materially different from the terms of the historical arrangement between the Company and Northwest prior to March 1, 2002. Since 2002, the Company has amended the ASA several times to, among other things, extend the term of the ASA from December 31, 2012 to December 31, 2017, reduce the target operating margin from 14% to 10% effective December 1, 2003, and increase our minimum fleet size to 139 aircraft. The discussion below describes the ASA in its current form; however, we expect that Northwest will request substantial modifications to the ASA as a condition to any agreement to assume the ASA during its bankruptcy reorganization. As discussed previously, Northwest has already reduced our fleet size to 124 aircraft, below the minimum 139 aircraft required under the ASA.
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

Item 8. Financial Statement and Supplementry Data
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
     Margin payments. The Company receives a monthly margin payment based on the revenues described above calculated to achieve a target operating margin. The target operating margin for the eleven months ended November 30, 2003 was 14%. Following the Company’s initial public offering, as discussed in Note 6, the Company and Northwest amended the ASA to lower the Company’s target operating margin to 10%, effective December 1, 2003. Under the amended ASA, the Company’s target operating margin will be reset to a market-based percentage in 2008, but the reset target operating margin will be no lower than 8% and no higher than 12%.
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
     Beginning in 2008, Northwest will not guarantee the Company a minimum operating margin, although the Company will still be subject to a margin ceiling above the revised target operating margin. If the Company’s actual operating margin for any year beginning with 2008 exceeds the revised target operating margin by up to five percentage points, the Company will make a year-end adjustment payment to Northwest in an amount equal to half of the excess. In addition, should the Company’s actual operating margin exceed the targeted operating margin by more than five percentage points, the Company will pay Northwest all of the excess above five percent. For the years ended December 31, 2004 and 2003, no margin adjustment payments were required pursuant to the terms of the ASA. The Company is still evaluating whether a margin adjustment payment will be due from Northwest for the year ended December 31, 2005, although the Company does not expect to collect a material portion of any such margin adjustment payment as a result of Northwest’s bankruptcy.
     As previously discussed, on October 13, 2005, Mesaba filed for bankruptcy protection and has rejected the subleases on the 11 Saab aircraft and two spare engines that they had been subleasing from the Company. The aircraft and spare engines have been returned to the Company. The ASA provides that the Saab rental expenses, net of sublease rental income, are treated as a reimbursable expense from Northwest in the current period to which they relate. The Company has requested that Northwest pay for the ongoing Saab rental expenses as part of the monthly payments it makes under the ASA. Northwest has indicated that it does not intend to pay these amounts. The Company will continue to pursue all claims related to the Saab aircraft that it may have against both Northwest and Mesaba.
     The terms of the sublease agreements with Northwest provide that Northwest may request additional security deposits in the amount of $21,700 once the promissory note issued to Northwest, dated January 14, 2003 and with a stated maturity of December 2009, has been paid in full. Northwest has made such request, and has demanded that we pay these additional security deposits prior to March 2006.

Item 8. Financial Statement and Supplementry Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
4. Airline Services Agreement (continued)
At the Company’s request, Northwest has extended the deadline for its demand to March 15, 2006. The Company expects that ultimately the amount of security deposits required by Northwest as part of the future relationship between the companies will be addressed through ongoing discussions concerning assumption of the ASA. If this issue is not resolved by March 15, or if Northwest does not extend its deadline beyond March 15, then the Company may seek legal remedies to prevent payment of these security deposits to Northwest. The Company does not know whether it will be successful in avoiding this deposit payment. Any payments the Company would make as a result of this request would be classified as “other assets” on its consolidated balance sheet.
5. Other Agreements with Northwest
     In connection with the services provided to Northwest under the ASA, the Company and Northwest have also entered into several other agreements. Unless otherwise stated, the terms of these agreements generally will continue as long as the ASA is in effect. These agreements generally contain cross-termination provisions such that termination of the ASA will trigger a termination under the relevant agreement. In addition, these agreements generally provide that they will terminate upon a change of control of the Company or its affiliates. The following is a summary description of these agreements.
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
     Sublease and Facilities Use Agreements. The Company has entered into facility sublease agreements with Northwest for certain hangar and aircraft maintenance, as well as facilities use agreements relating to terminal facilities at Northwest’s domestic hubs. These agreements are subject to the terms of master leases under which Northwest leases the facilities from third-party lessors. These agreements will expire on the earlier of the expiration of Northwest’s lease for the property or the termination of the ASA.
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
     Ground Handling Agreement. The Company and Northwest have entered into a ground handling agreement whereby the Company will provide certain ground handling functions to Mesaba. Such services will be provided at certain locations that are operated by the Company through the term of the agreement, which expires December 31, 2017. Upon expiration, the agreement is automatically renewed for successive five-year periods unless terminated by the Company or Northwest pursuant to the terms of the agreement. The initial payment rate for these functions was effective through December 31, 2003. Beginning on January 1, 2004, and each succeeding January 1, the ground handling payment rate will be adjusted for certain cost increases as defined in the agreement. For the years ended December 31, 2005, 2004 and 2003, the Company recorded revenue of approximately $2,229, $950 and $2,020, respectively, for providing these services, which is included in other operating revenue in the accompanying statements of income.

Item 8. Financial Statement and Supplementry Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
5. Other Agreements with Northwest (continued)
     Preferential Pilot Hiring Agreement. The Company entered into an agreement with Northwest under which the Company agreed to hire pilots who have been furloughed by Northwest on a preferential basis, subject to the normal hiring procedures and requirements of the Company. Beginning in January 2003 and continuing through December 2017, no less than 75% of new pilot hires in a new hire class at the Company will be filled by furloughed Northwest pilots, provided that the Company need not hire more than 15 furloughed Northwest pilots per new hire class. Northwest may recall pilots hired under this agreement after 18 months of service at the Company; however, the Company may limit the number of pilots recalled to service with Northwest to five per month.
6. Change in Ownership and Public Offering
     On January 15, 2003, Northwest transferred all of the outstanding common stock of Pinnacle Airlines, Inc. to Pinnacle Airlines Corp., in exchange for 21,892 shares of the Pinnacle Airlines Corp. common stock, which constituted all of its outstanding common stock, and one share of Series A preferred stock. In January 2003 and September 2003, Northwest contributed 2,828 shares and 16,572 shares, respectively, of Pinnacle Airlines Corp. common stock to the Northwest Airlines Pension Plan for Contract Employees, the Northwest Airlines Pension Plan for Pilot Employees and the Northwest Airlines Pension Plan for Salaried Employees (collectively, the “Northwest Airlines Pension Plan.”)
     The Series A preferred stock has a stated value and liquidation preference of $100. The Series A preferred stock gives Northwest the right to appoint two directors to the Company’s board of directors. No dividends are payable to the shareholder of the Series A preferred stock, and it is redeemable by the Company, at its option, for an amount equal to the liquidation preference, only upon or following the occurrence of certain events, including the sale or other disposition of the Series A preferred stock or the termination or expiration of the ASA.
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

     On January 14, 2003, Pinnacle Airlines, Inc. issued a $200,000 note payable to Northwest as a dividend. The note payable required quarterly principal payments of $5,000 beginning in March 2003 and continuing through December 2009. The note payable also required monthly payments to the extent that the Company’s cash and cash equivalents balance exceeded $40,000. The note accrued interest at the rate of 3.4%, which was payable quarterly.

Item 8. Financial Statement and Supplementry Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
7. Note Payable and Dividends to Northwest (continued)
     In connection with the Offering, Northwest made a capital contribution to the Company in the amount of $50,000. The Company used the contribution of capital to reduce the outstanding principal balance on the note payable. The Company and Northwest subsequently amended the note payable to reflect the outstanding principal balance of $135,000. Also, the quarterly principal payments were lowered to $3,000, or to the extent that the Company’s cash and cash equivalents balance exceeded $50,000. No other significant changes were made to the terms of the note payable.
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
8. Senior Convertible Notes
     In February 2005, the Company completed the private placement of $121,000 principal amount of its 3.25% senior convertible notes due February 15, 2025. The Notes pay cash interest semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 2005. The Company’s sale of the Notes was made to qualified institutional investors under Rule 144A of the Securities Act of 1933. The Notes are senior unsecured obligations and rank equally with other future senior unsecured debt, and are junior to any of the Company’s secured debt, to the extent of the collateral pledged, and to any debt and all other liabilities of Pinnacle Airlines, Inc.
     Proceeds from the sale of the Notes were used to purchase the outstanding $120,000 note payable to Northwest at a discounted price of $101,600, to repay the $5,000 of borrowings outstanding under the revolving credit facility with Northwest, in each case with accrued and unpaid interest, and for general corporate purposes. As a result, the Company recorded a pre-tax gain of $18,000, net of advisory fees of $400, related to the repurchase of debt during the first quarter of 2005. A more detailed discussion of the Company’s borrowings from Northwest is provided in Note 7.
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

Item 8. Financial Statement and Supplementry Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
8. Senior Convertible Notes (continued)
•	If a change of control or other specified corporate transactions or distributions to holders of the Company’s common stock occurs (and in some instances, the Company may also owe an additional premium upon a change in control); and

•	During the ten trading days prior to the maturity date of February 15, 2025.
     In determining the impact of the Notes on its diluted earnings per share, the Company follows the consensus reached by the Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”), issued during September 2004. In accordance with EITF 04-08, the Company’s calculation of fully diluted earnings per share will only be impacted by the number of shares of its common stock with a market value equal to the excess of the Notes’ conversion value over their $1,000 principal amount. No increase in the number of shares used in the Company’s diluted EPS calculation will result from the Notes during a reporting period unless the Company’s average price of its common stock during such reporting period exceeds the initial conversion price of $13.22, and then only to the extent of that excess.
     The Notes include an agreement requiring the Company to properly register the Notes with the Securities and Exchange Commission, or be subject to certain liquidated damages. The Company has complied with the terms of this agreement.
9. Lines of Credit
     In January 2003, the Company obtained a revolving credit facility from Northwest (the “Northwest facility”) which allowed for borrowings up to $25,000. The Northwest facility accrued interest at the rate of 1% plus a margin that was equal to the higher of the most recent prime rate offered by JP Morgan Chase Bank, or the most recent overnight federal funds rate offered to JP Morgan Chase Bank plus .5%. Under the terms of the Northwest facility, the Company was prevented from issuing or declaring dividends or incurring any additional debt without the approval of Northwest.
     As discussed in Note 8, in February 2005, the Company completed the sale of the Notes. In conjunction with the sale, the Company repaid the $5,000 of borrowings outstanding as of December 31, 2004 under the Northwest facility, together with accrued and unpaid interest, and decreased the term of the Northwest facility from December 31, 2005 to June 30, 2005. Due to this event, the $5,000 in borrowings outstanding under the Northwest facility was classified as a non-current liability on the consolidated balance sheet as of December 31, 2004.
     On June 16, 2005, the Company entered into a revolving credit facility with First Tennessee Bank (the “Revolver”). The Revolver is a one-year commitment that allows for borrowings up to $17,000. Advances under the facility accrue interest at the Bank’s base rate, or at LIBOR plus 2.50% at the Company’s option. The weighted average interest rate for the period was 6.6%. The Revolver is secured by the Company’s inventory of spare parts, ground equipment, and furniture and fixtures.
     The Revolver contains certain affirmative and negative covenants, including a restriction on the ability to pledge cash and accounts receivable outside the normal course of business and a limitation on draws remaining outstanding under the Revolver if there has been a material adverse change in the Company’s financial condition. On September 16, 2005 the Company borrowed the entire amount of the Revolver. As of December 31, 2005, there was $17,000 outstanding under the Revolver and the interest rate was 6.9%.
     The Revolver contains certain financial covenants, including a minimum month-end balance of cash and cash equivalents, a minimum working capital requirement, and a minimum net income test. As of December 31, 2005, the Company was in compliance with these financial covenants. However, the Company expects that it will not meet all of these financial covenants during the first quarter of 2006. The Company is currently in discussions with the First Tennessee Bank to amend its Revolver in order to remain in future compliance with these financial covenants through the term of the agreement.

Item 8. Financial Statement and Supplementry Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
10. Summary of Revenue from Regional Airline Services
     As discussed in Note 4, the Company’s revenue from regional airline services consists of reimbursement payments for certain operating expenses, payments based on pre-set rates for fixed costs, completed block hours and completed cycles. The Company also receives margin payments on these items to achieve a target operating margin.
     The following summarizes the Company’s operating revenues and expenses as reimbursed and unreimbursed as provided for under the terms of the ASA as discussed in Note 4. Revenue and expense shown as reimbursed relate to those ASA costs incurred by the Company that are fully reimbursed, with margin, by Northwest. Regional airline services revenue shown as unreimbursed is determined based on pre-set rates under the ASA for completed block hours, completed cycles and certain fixed costs and is intended to cover all of the Company’s other operating costs. Expenses shown as “Other” relate to the charge associated with the bankruptcy filings of Northwest and Mesaba.

	Years Ended December 31,
	(in thousands)
	2005				2004			2003
	Reimbursed	Unreimbursed	Other	Total	Reimbursed	Unreimbursed	Total	Reimbursed	Unreimbursed	Total
Operating revenues:
Regional airline services	$564,030	$269,095	$—	$833,125	$423,911	$207,593	$631,504	$296,257	$154,354	$450,611
Other revenue	—	8,480	—	8,480	—	3,944	3,944	—	6,159	6,159

Total operating revenues	564,030	277,575	—	841,605	423,911	211,537	635,448	296,257	160,513	456,770

Operating expenses:
Salaries, wages and benefits	—	134,277	—	134,277	—	105,143	105,143	—	83,316	83,316
Aircraft fuel	111,993	673	—	112,666	83,061	511	83,572	54,731	276	55,007
Aircraft maintenance, materials and repairs	14,582	17,283	—	31,865	11,842	11,703	23,545	6,548	7,568	14,116
Aircraft rentals	277,914	—	—	277,914	209,047	—	209,047	136,273	—	136,273
Other rentals and landing fees	17,914	25,058	—	42,972	18,651	18,450	37,101	16,512	12,743	29,255
Government reimbursements	—	—	—	—	—	—	—	(1,000)	(114)	(1,114)
Ground handling services	69,580	23,109	—	92,689	47,533	18,344	65,877	33,223	11,399	44,622
Depreciation	—	4,017	—	4,017	—	3,153	3,153	—	2,912	2,912
Other	15,644	43,033	—	58,677	11,386	29,321	40,707	9,600	18,614	28,214
Provision for losses associated with bankruptcy filings of Northwest and Mesaba	—	—	59,599	59,599	—	—	—	—	—	—

Total operating expenses	507,627	247,450	59,599	814,676	381,520	186,625	568,145	255,887	136,714	392,601

Operating income (loss):	$56,403	$30,125	$(59,599)	$26,929	$42,391	$24,912	$67,303	$40,370	$23,799	$64,169

Operating income (loss) as a percent of operating revenues	10.0%	10.9%		3.2%	10.0%	11.8%	10.6%	13.6%	14.8%	14.0%
11. Related Party Transactions
     Northwest is a related party of the Company. As previously noted, the Company generates substantially all of its revenue from its ASA with Northwest under which the Company uses the “NW” two-letter designator code in displaying its schedules on all flights in the automated airline reservation systems used throughout the industry. Under this agreement, the Company uses the name “Northwest Airlink.” Northwest leases the Company all of its regional jets and is the owner of 2,492 shares of the Company’s common stock and the Company’s Series A preferred stock. The Company also had certain borrowings from Northwest, which as discussed in Notes 7 and 9, were paid in full during 2005.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
11. Related Party Transactions (continued)
     Amounts recorded in the Company’s consolidated statements of income for transactions with Northwest are as follows:

	Years Ended December 31,
	2005	2004	2003
Revenue:
Regional airline services revenue	$833,125	$631,504	$450,611
Other revenue	5,873	2,380	2,020

Expenses:
Aircraft fuel	111,993	83,061	53,909
Aircraft rentals	277,914	209,047	136,273
Other rentals and landing fees	11,250	11,250	11,250
Ground handling services	66,671	46,112	32,069
Other	2,623	394	275
Provision for losses associated with the Northwest bankruptcy filing (Note 3)	51,523	—	—
Interest expense	463	4,765	7,176
     Net amounts due from Northwest as of December 31, 2005 and 2004 were $28,630 and $22,894, respectively, and are included in receivables in the Company’s consolidated balance sheets. Net amounts due to Northwest as of December 31, 2005 and 2004 were $4,266 and $1,061, respectively, and are included in accounts payable and accrued expenses in the Company’s consolidated balance sheets.
     Other current liabilities at December 31, 2004 include the $5,115 payable to Northwest for contractual rights, as discussed in Note 2.
     In accordance with the ASA, passenger fuel costs are reimbursed in full by Northwest and capped at $0.78 per gallon.
     As discussed in Note 5, the Company subleased certain Saab aircraft to Mesaba and obtains ground handling and landing fee services at certain cities where Mesaba has existing operations. Additionally, as provided in the ASA with Northwest, the Company provides certain ground handling services at selected cities to Mesaba. Ground handling services obtained from Mesaba for the years ended December 31, 2005, 2004 and 2003 totaled $16,878, $15,621 and $13,196, respectively. Ground handling services provided to Mesaba for the years ended December 31, 2005, 2004 and 2003 totaled $1,686, $1,161 and $3,990, respectively. These amounts are included in other operating revenue in the Company’s consolidated statements of income.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
12. Leases
     The Company leases certain aircraft equipment, buildings and office equipment under noncancelable operating leases that expire in various years through 2017. As previously noted, the Company subleases its CRJ aircraft and engines from Northwest under operating leases that expire December 31, 2017. The lease agreements contain certain requirements of the Company regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon its return to Northwest. The monthly lease rates include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Northwest reimburses the Company’s aircraft rental expense in full under the ASA.
     Certain aircraft and equipment are leased under noncancelable operating leases expiring in various years through 2009. As discussed in Note 5, 11 Saab 340 aircraft were subleased to Mesaba. In January 2006, Mesaba rejected subleases of the aircraft and returned them to the Company. The Company is now exploring the possibility of subleasing the aircraft on the open market.
     The following is a summary of the Company’s fleet of active aircraft providing regional airline services:

		Fleet Size as of December 31,
Aircraft	Standard Seating Configuration	2005	2004	2003
CRJ 200	50	53	42	35
CRJ 440	44	71	75	41

		124	117	76

     The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2005:

	Operating Leases
	Aircraft	Non-aircraft
2006	$267,882	$20,371
2007	262,785	16,549
2008	261,792	15,771
2009	260,458	15,524
2010	260,400	15,530
Thereafter	1,822,800	48,324

Total future rental payments	$3,136,117	$132,069
     Rental expense for operating leases for the years ended December 31 consisted of the following:

	2005	2004	2003
Gross rental expense	$303,560	$233,947	$160,723
Sublease rental payments	(7,082)	(7,811)	(8,181)

Net rental expense	$296,478	$226,136	$152,542

     The above minimum future rentals and total rental expense do not include landing fees which amounted to approximately $24,409, $20,012 and $12,986 for the years ended December 31, 2005, 2004 and 2003, respectively.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
13. Accrued Expenses
     Accrued expenses consisted of the following as of December 31:

	2005	2004
Taxes other than income	$8,342	$6,637
Compensation	6,842	6,018
Ground handling and landing fees	5,489	4,349
Insurance costs	1,882	1,795
Interest	1,574	2
Other	1,029	631

	$25,158	$19,432

14. Other Expenses
     Other expenses consisted of the following for the years ended December 31:

	2005	2004	2003
Passenger liability insurance	$3,427	$2,682	$2,427
Hull and other insurance	3,047	2,785	1,664
Property and other taxes	9,701	6,884	5,635
Crew training expense	5,165	5,124	2,515
Crew overnight accommodations	10,252	6,250	3,517
Catering expense	1,644	1,208	1,217
Professional services fees	4,994	2,048	420
Canadian air traffic control	2,076	1,388	591
Other	18,371	12,338	10,228

	$58,677	$40,707	$28,214

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
15. Income Taxes
     The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Asset valuation reserves	$412	$292
Vacation pay	1,213	983
Bad debt reserves	8,992	—
Other accruals	48	133
Valuation allowance	(288)	—

Total deferred tax assets	10,377	1,408
Deferred tax liabilities:
Prepaid insurance	(376)	(408)
Tax over book depreciation	(7,967)	(7,245)
Other	(314)	—

Total deferred tax liabilities	(8,657)	(7,653)

Net deferred tax asset (liability)	$1,720	$(6,245)

     The provision for income tax expense includes the following components for the years ended December 31:

	2005		2004	2003
Current:
Federal	$21,726		$19,179	$17,293
State	1,952		827	3,154

	23,678	(1)	20,006	20,447

Deferred:
Federal	(7,732)		2,511	1,454
State	(233)		(117)	431

	(7,965	)(2)	2,394	1,885

	$15,713		$22,400	$22,332

(1) Includes $6,698 income tax expense on $18,000 gain related to the repurchase of debt in 2005 as discussed in Note 8.
(2) Includes $(8,704) deferred tax benefit related to Northwest and Mesaba bankruptcy provision, as discussed in Note 3, offset by deferred tax expense of $739 for other items.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
15. Income Taxes (continued)
     The following is a reconciliation of the provision for income taxes at the applicable federal statutory income tax rate to the reported income tax expense for the years ended December 31:

	2005		2004		2003
	$	%	$	%	$	%
Income tax expense at statutory rate	$14,494	35.0%	$22,094	35.0%	$20,090	35.0%
State income taxes, net of federal taxes	832	2.0%	1,279	2.0%	2,239	3.9%
Valuation reserve	288	0.7%	—	—	—	—
Decrease in estimate of prior year taxes	—	—	(1,063)	(1.6%)	—	—
Other	99	0.2%	90	0.1%	3	0.0%

Income tax expense	$15,713	37.9%	$22,400	35.5%	$22,332	38.9%

     During the third quarter of 2004, the Company lowered its 2004 income tax expense by $1,063 following a reduction in the Company’s previous estimate of its tax obligations for 2003. The reduction in the Company’s estimate occurred following the filing of its 2003 state and federal income tax returns and was primarily due to changes in the apportionment of taxable income to those states where the Company has operations. This change in estimate increased the Company’s basic and diluted EPS by approximately $0.05 for the year ended December 31, 2004.
     As discussed in Note 6, Northwest’s majority ownership of the Company ceased with its contribution of stock to the Northwest Airlines Pension Plan during September 2003 and the Company prospectively separated from Northwest’s consolidated federal and state tax group. Prior to this change in ownership, the Company and Northwest operated under a tax sharing agreement whereby Northwest was responsible for the payment of all U.S. federal income taxes, unitary state income taxes and foreign income taxes with respect to the Company for all periods the Company was part of the Northwest Consolidated Group and for any audit adjustments to such taxes. As a member of the Northwest consolidated tax group, the Company’s operating results were included in the consolidated federal income tax return of Northwest, and in certain states, the consolidated income tax return for Northwest also included the Company’s results.
     While a member of the Northwest consolidated tax group, the Company provided for income taxes as if it were a separate stand-alone entity.
     The Company has assessed its risks regarding various potential tax matters in a number of jurisdictions and provided estimated accruals of approximately $14,199 and $1,481 at December 31, 2005 and 2004, respectively. The ultimate amount of the liabilities, if any, may vary; however, the Company believes it has adequate reserves for its assessed risks.
     Income taxes payable of $17,756 and $1,633 at December 31, 2005 and 2004, respectively, are classified as current liabilities on the Company’s consolidated balance sheet. These amounts include the estimated accruals discussed above.
     As discussed in Note 7, in connection with the Offering, Northwest made a capital contribution to the Company in the amount of $50,000 to reduce the outstanding principal balance on the note payable. In connection with the contribution, Northwest and the Company entered into an agreement whereby Northwest agreed to indemnify the Company for any adverse tax consequences that might result from the contribution. The Company believes that its tax position on this subject is appropriate and therefore has not recorded a tax reserve related to this matter.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
16. Stock-Based Compensation
     In connection with the Offering discussed in Note 6, the Company adopted the 2003 Stock Incentive Plan (the “Plan”). The Plan permits the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees or directors of the Company. As of December 31, 2005, the Company had 2,099 shares of common stock reserved for issuance under the plan.
     At the time of the Offering, the Company awarded options for 858 shares at the Offering price of $14. These options were to vest over four years in annual increments of 25% and will expire ten years after the grant date. In December 2005, the vesting period for these grants was accelerated and all of these options are now vested. The Company accelerated the vesting of these options prior to adopting SFAS 123R to avoid recognizing an expense in future periods.
     In September 2004, an additional 32 stock options to purchase the Company’s common stock were granted to non-employee members of the board of directors under the 2003 Stock Incentive Plan at an exercise price of $10.23. These options vested one year after the grant date and will expire ten years after the grant date.
     The following table provides certain information with respect to the Company’s stock options:

	2005		2004		2003
		Weighted		Weighted		Weighted
	Stock	Average	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of year	759	$13.84	858	$14.00	—	$—
Granted	—	—	32	$10.23	858	$14.00
Exercised	—	—	—	—	—	—
Forfeited	96	$14.00	131	$14.00	—	—

Outstanding at end of year	663	$14.00	759	$13.84	858	$14.00

Options exercisable at end of year	663	$13.82	182	$14.00	—	$—

     Exercise prices for options outstanding as of December 31, 2005 ranged from $10.23 to $14.00. The weighted-average remaining contractual life of those options at December 31, 2005, 2004 and 2003 was 7.9 years, 8.9 years and 9.9 years, respectively.
     Pro forma information regarding net income and income per share, as disclosed in Note 2, has been determined as if the Company had accounted for its employee stock options and purchase rights under the fair value method of SFAS No. 123. The fair value of the options granted during 2004 and 2003 was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions for 2004 and 2003, respectively: risk-free interest rate of 4.2% and 3.5%, dividend yield of 0.0% and 0.0%, expected volatility of the Company’s common stock of 55.0% and 65.0% and expected life of the option of 6.0 and 6.0 years. The grant date fair value of the stock options granted in 2004 and 2003 was $5.75 and $8.65 per option, respectively. No options were granted in 2005.
     In October 2004, the Company awarded 58 shares of restricted stock to certain officers and members of the board of directors under the Company’s 2003 Stock Incentive Plan. With the stock grant, the Company recorded unearned compensation of $631, the market value of the shares on the date of grant. Using the straight-line method, this amount was amortized ratably over the vesting periods, none of which exceeded one year. During the years ended December 31, 2005 and 2004, the Company recognized $468 and $109 of compensation expense, respectively, from this grant of restricted stock.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
16. Stock-Based Compensation (continued)
     Granted but unvested shares are forfeited upon a grantee’s separation from service and shares with a grant date market value of $10.84 per share and worth $54 were forfeited during 2005. During 2005 and 2003, the Company made no grants of restricted stock.
17. Employee Benefit Plan
     The Pinnacle Airlines, Inc. Savings Plan (“the Plan”), is a defined contribution plan covering substantially all employees of the Company. Effective March 1, 2002, participants who are classified as flight attendants, customer service or ground agents, or who are not represented for purposes of collective bargaining are eligible to participate in the Plan on the first day of the month following employment, while pilots are eligible to participate in the Plan after six months of service, as defined in the Plan agreement. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA).
     Each year, participants may contribute a portion of their pretax annual compensation, as defined in the Plan, subject to Internal Revenue Code limitations. Participants may also contribute amounts representing distributions from other qualified plans. Participants who have attained age 50 before the end of the plan year are eligible to make catch-up contributions.
     The Company’s match for pilot contributions is based on years of service, as indicated in the following table:

Years of Service	Company Match
6 months — 5 years	25% of first 5%
6 — 9 years	40% of first 6%
10 — 12 years	60% of first 7%
13 or more years	70% of first 7%
     The Company’s match for participants who are classified as flight attendants, customer service or ground agents, or who are not represented for purposes of collective bargaining is based on the following table:

Employee Contribution	Company Match
First 3%	Dollar for dollar, or 100%
Next 3%	Matched at 67%
     The total employer contributions will be no more than 4.9% of total employee contributions for pilots and 5% for participants who are classified as flight attendants, customer service or ground agents, or who are not represented for purposes of collective bargaining. The Company made matching contributions of approximately $2,053, $1,675 and $1,253 for the years ended December 31, 2005, 2004 and 2003. The Plan also contains a profit sharing provision allowing the Company to make discretionary contributions to the Plan for the benefit of all plan participants. For the three years ended December 31, 2005, the Company made no discretionary contributions to the Plan.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
18. Commitments and Contingencies
     Employees. As of December 31, 2005, approximately 77% of the Company’s workforce were members of unions representing pilots (32%), flight attendants (17%), customer service agents (27%) and dispatchers (1%). The collective bargaining agreement for pilots became amendable on April 30, 2005, and the collective bargaining agreements for flight attendants and customer service agents become amendable July 31, 2006 and March 19, 2010, respectively. In August 2005, the Company’s flight dispatchers elected representation by the Transport Workers Union of America AFL-CIO, Air Transport Division (“TWU”). Negotiations are expected to begin in early 2006. The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable. The Company and its pilots union are currently in negotiations to amend its collective bargaining agreement. The Company expects to complete negotiations in early 2006.
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
     Purchase Commitments. The Company has a contractual obligation to purchase cost-per-hour services with an avionics service provider. The contract has approximately four years remaining under the original 10-year term and covers repair and support services for the Company’s avionics equipment on a per flight hour basis, subject to a minimum purchase obligation of approximately $600 per year through the remainder of the term of the contract.
     The Company has contractual obligations of approximately $3,277 under certain software license agreements with various service providers. The contracts vary in term and extend through 2012. Contractual obligations to these service providers are approximately $770 per year in 2006 through 2007, $404 per year in 2008 through 2011, and $112 in 2012. The amounts purchased under the commitments were approximately $5,859, $4,063, and $2,975 for the years ended December 31, 2005, 2004 and 2003, respectively.
     The Company has contractual obligations of approximately $600 under agreements with various aircraft parts suppliers and service providers, averaging $150 per year over the next four years.
     Self-Insurance. The Company self-insures a portion of its losses from claims related to medical insurance for employees. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and actual experience.
     Regulatory Matters. The Company is subject to regulation under various laws and regulation, which are administered by numerous state and federal agencies, including the Federal Aviation Administration, Transportation Security Administration and the Department of Transportation. The Company is involved in various matters with these agencies during the ordinary course of its business. While the outcome of these matters cannot be predicted with certainty, the Company does not expect, based on current information and past experience, that the ultimate disposition of these matters will have a material adverse effect on its financial statements as a whole.
     Guarantees and Indemnifications. The Company is the guarantor of approximately $2,360 aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds were issued by the Memphis-Shelby County Airport Authority (the “Authority”) and are payable solely from rentals paid under a long-term lease agreement with the Authority. The leasing arrangement is accounted for as an operating lease in the consolidated financial statements. The Company is not in compliance with one of the covenants contained in the lease agreement, and has not been for several years. The Company has informed the trustee for the bonds of this non-compliance, and the trustee has not taken any action. Any payments that the Company might be required to make as a result of its failure to comply with all of the lease terms would be treated as prepaid rent and amortized over the remaining lease term.

     Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
18. Commitments and Contingencies (continued)
     In the Company’s aircraft lease agreements with Northwest, the Company typically indemnifies the prime lessor, financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct.
     The Company is party to numerous contracts and real estate leases in which it is common for it to agree to indemnify third parties for tort liabilities that arise out of or relate to the subject matter of the contract or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, the Company typically indemnifies the lessors and related third parties for any environmental liability that arises out of or relates to its use of the leased premises.
     The Company expects that its levels of insurance coverage (subject to deductibles) would be adequate to cover most tort liabilities and related indemnities described above with respect to real estate it leases and aircraft it operates.
     The Company does not expect the potential amount of future payments under the foregoing indemnities and agreements to be material.
19. Quarterly Financial Data (Unaudited)
     Unaudited summarized financial data by quarter for 2005 and 2004 is as follows:

	Three Months Ended
2005	March 31	June 30	September 30	December 31
Operating revenue	$194,732	$212,899	$220,943	$213,031
Operating income (loss)	20,071	22,781	(32,356)	16,433
Net income (loss)	23,332	13,796	(21,392)	9,962
Basic and diluted income (loss) per share	$1.06	$0.63	$(0.98)	$0.45
Operating income (loss) as a percentage of operating revenues	10.3%	10.7%	(14.6%)	7.7%

	Three Months Ended
2004	March 31	June 30	September 30	December 31
Operating revenue	$133,879	$152,173	$168,086	$181,310
Operating income	14,344	16,910	18,525	17,524
Net income	8,054	9,698	12,649	10,324
Basic and diluted income per share	$0.37	$0.44	$0.58	$0.47
Operating income as a percentage of operating revenues	10.7%	11.1%	11.0%	9.7%
     The Company’s net income for the three months ended March 31, 2005 includes a gain of $18,000 ($11,302 net of related tax) associated with the repurchase of the note payable issued to Northwest. The three months ended September 30, 2005 and December 31, 2005 include charges of $53,914 and $5,685, respectively ($34,519 and $3,244, net of related tax, respectively) related to the bankruptcies of Northwest and Mesaba.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
19. Quarterly Financial Data (Unaudited)
     The Company’s basic and diluted EPS were increased by $0.08 for the three months ended September 30, 2004 following a reduction in the Company’s previous estimate of its tax obligations for 2004 and 2003. Approximately $0.03 of this change related to the Company’s estimate of amounts owed for 2004. See Note 15 for a more detailed discussion.
     The sum of the quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each quarter, and for the full year are based on respective weighted-average common shares outstanding and other dilutive potential common shares.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Pinnacle Airlines Corp.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Pinnacle Airlines Corp. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pinnacle Airlines Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Pinnacle Airlines Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pinnacle Airlines Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Airlines Corp. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 1, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Memphis, Tennessee
March 1, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors.

Item 9A. Controls and Procedures
     Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.
     Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
     Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting during the quarterly period ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.

Part III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
The information required by Items 10 through 14 is incorporated by reference from the definitive proxy statement for our 2006 annual meeting of stockholders to be filed within 120 days of December 31, 2005.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents Filed as Part of this Report
1.	The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm:
i)	Consolidated Statements of Income for the Years Ended December 31, 2005, 2004, and 2003

ii)	Consolidated Balance Sheets as of December 31, 2005 and 2004

iii)	Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2005, 2004 and 2003

iv)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

v)	Notes to Consolidated Financial Statements

vi)	Report of Independent Registered Public Accounting Firm on Management’s Assessment and the Effectiveness of Internal Control Over Financial Reporting
2.	Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule S-1

Schedule II—Valuation and Qualifying Accounts S-2

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

Pinnacle Airlines Corp.
(Registrant)

	By:	/s/ Philip H. Trenary
	Name:	Philip H. Trenary
March 3, 2006	Title:	President, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2006.

Signature	Title

/s/ Philip H. Trenary	President, Chief Executive Officer and Director
Philip H. Trenary	(Principal Executive Officer)

/s/ Peter D. Hunt	Vice-President, Chief Financial Officer
Peter D. Hunt	(Principal Accounting Officer)

/s/ Stephen E. Gorman	Chairman, Director
Stephen E. Gorman

/s/ Donald J. Breeding	Director
Donald J. Breeding

/s/ Ian Massey	Director
Ian Massey

/s/ James E. McGehee, Jr.	Director
James E. McGehee, Jr.

/s/ Thomas S. Schreier, Jr.	Director
Thomas S. Schreier, Jr.

/s/ R. Philip Shannon	Director
R. Philip Shannon

/s/ Nicholas R. Tomassetti	Director
Nicholas R. Tomassetti

Index of Exhibits
The following exhibits are filed as part of this Form 10-K.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to the Company’s Registration Statement Form S-1 (Registration No. 333-83359), as amended (the “S-1”) initially filed on February 25, 2002)
3.1.1	Second Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to the S-1)
3.2	Certificate of Designations for Series A preferred stock of the registrant (Incorporated by reference to the S-1)
3.3	Bylaws of the registrant (Incorporated by reference to the S-1)
3.3.1	Amended and Restated Bylaws, dated January 14, 2003, of the registrant (Incorporated by reference to the S-1)
4.1	Specimen Stock Certificate (Incorporated by reference to the S-1)
4.2	Rights Agreement between the registrant and EquiServe Trust Company, N.A., as Rights Agent (Incorporated by reference to the S-1)
4.3	Indenture, 3.25% Senior Convertible Notes due 2025, dated as of February 8, 2005, by and between Pinnacle Airlines Corp. and Deutsche Bank Trust Company (Incorporated by reference to Exhibits 99.2 and 99.3 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)
4.4	Registration Rights Agreement made pursuant to the Purchase Agreement dated February 3, 2005, dated as of February 8, 2005, by and among Pinnacle Airlines Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (Incorporated by reference to Exhibits 99.2 and 99.3 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)
10.1	Loan Agreement dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)
10.2	Sublease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.2.1	First Amendment to Sublease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.2	Guaranty Agreement between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)
10.3	Engine Lease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.3.1	First Amendment to Engine Lease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.3	Revolving Credit Note dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)
10.4	Security Agreement dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)
10.5	Negative Pledge Agreement dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

Exhibit
Number	Description
10.6	Negative Pledge Agreement dated as of June 16, 2005 between Pinnacle Airlines Corp. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)
10.8†	Pinnacle Airlines Corp. 2003 Stock Incentive Plan
10.9	Non-Qualified Stock Option Agreement for options granted under the Pinnacle Airlines Corp. 2003 Stock Incentive Plan (Incorporated by reference to the S-1)
10.10†	Pinnacle Airlines, Inc. Annual Management Bonus Plan (Incorporated by reference to the S-1)
10.11	Amended and Restated Sublease Agreement dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (SBN Facilities) (Incorporated by reference to the S-1)
10.12	Sublease Agreement dated as of August 1, 2002 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (TYS Facilities) (Incorporated by reference to the S-1)
10.13	Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (DTW Facilities) (Incorporated by reference to the S-1)
10.14	Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MEM Facilities) (Incorporated by reference to the S-1)
10.15	Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MSP Facilities) (Incorporated by reference to the S-1)
10.16	Intentionally omitted
10.17	Intentionally omitted
10.18	Lease Guaranty issued by the registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.19	Sublease Guaranty issued by the registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.20	Airline Services Agreement dated as of March 1, 2002 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.21	Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.21.1	Amendment No. 1 dated as of September 11, 2003 to the Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.21.2	Amendment No. 2 dated as of November 26, 2003 to the Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.22	Amended and Restated Ground Handling Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.23	Amended and Restated Information Technology Services Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.24	Amended and Restated Family Assistance Services Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.25	Amended and Restated Manufacturer Benefits Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.26	Form of Amended and Restated Preferential Hiring Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.27	Purchase Agreement, Senior Convertible Notes due 2025, dated as of February 3, 2005, by and among, Pinnacle Airlines Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)
10.28†	Amended and Restated Management Compensation Agreement between Pinnacle Airlines, Inc. and Philip H. Trenary (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 12, 2005)

Exhibit
Number	Description
10.29†	Amended and Restated Management Compensation Agreement between Pinnacle Airlines, Inc. and Peter D. Hunt (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 12, 2005)
10.30†	Amended and Restated Management Compensation Agreement between Pinnacle Airlines, Inc. and Douglas W. Shockey (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 12, 2005)
10.31†	Form of Indemnity Agreement between Pinnacle Airlines Corp. and its directors and officers (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2006)
10.99.1#	Promissory Note issued by Pinnacle Airlines, Inc. to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.2#	Guarantee of Promissory Note issued by registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.3#	Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.4#	First Amendment dated as of February 5, 2003 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.5#	Second Amendment dated as of November 28, 2003 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.6#	Third Amendment dated as of December 13, 2004 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)
10.99.7#	Fourth Amendment dated as of February 8, 2005 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)
10.99.8#	Guaranty dated as of January 14, 2003 issued by registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

21.1	List of Subsidiaries (Incorporated by reference to the S-1)

23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32*	Certifications of CEO and CFO

*	Filed herewith

†	Management contract or compensatory plan or arrangement

#	Cancelled agreement referenced in this Form 10-K

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Pinnacle Airlines Corp.
We have audited the consolidated financial statements of Pinnacle Airlines Corp. as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 1, 2006 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the uncertainty regarding the future of the Company’s contract with its primary customer due to this customer seeking protection under Chapter 11 of the U.S. Bankruptcy Code, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
/s/ ERNST & YOUNG LLP
Memphis, Tennessee
March 1, 2006

(d) Schedule II
Pinnacle Airlines Corp.
Valuation and Qualifying Accounts — Unaudited
(in thousands)

		Additions
	Balance at	Charged to	Charged			Balance at
	Beginning	Costs and	to Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period
Year Ended December 31, 2005
Allowance deducted from asset accounts:

Allowance for doubtful accounts	$34	$51,523	$(31)	$(3	) (1)	$51,523

Allowance for obsolete inventory parts	494	590	—	—		1,084

Year Ended December 31, 2004
Allowance deducted from asset accounts:

Allowance for doubtful accounts	146	422	—	(534)		34

Allowance for obsolete inventory parts	2,606	177	142	(2,431	) (1)	494

Year Ended December 31, 2003
Allowance deducted from asset accounts:

Allowance for doubtful accounts	536	—	—	(390)		146

Allowance for obsolete inventory parts	2,603	106	—	(103	) (1)	2,606

(1)	Dispositions and write-offs

Pinnacle Airlines Corp.
Ratio of Earnings to Fixed Charges — Unaudited
(in thousands, except ratios)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Earnings:
Income from operations before taxes (1)	$41,411	$63,125	$57,399	$50,328	$23,067
Add back:
Interest expense	4,772	4,907	7,387	409	443
Portion of rent expense representative of interest factor	134,442	107,118	71,072	51,378	33,491

Earnings as adjusted	$180,625	$175,150	$135,858	$102,115	$57,001

Fixed charges:
Interest expense	$4,772	$4,907	$7,387	$409	$443
Portion of rent expense representative of interest factor	134,442	107,118	71,072	51,378	33,491

	$139,214	$112,025	$78,459	$51,787	$33,934

Ratio of earnings to fixed charges	1.30	1.56	1.73	1.97	1.68

(1)	Income from operations before taxes for the year ended December 31, 2005 includes a gain of $18.0 million related to the repurchase of the Northwest note payable in February 2005 and a $59.6 million charge for provisions related to the bankruptcy filings of Northwest and Mesaba.