Form 10-Q
period 2006-03-31
PINNACLE AIRLINES CORP
filed 2006-04-27
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ☒                                No ☐
Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐                     Accelerated Filer ☒                     Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☒
As of April 27, 2006, 22,080,585 shares of common stock were outstanding.

Part I. Financial Information
Item 1. Financial Statements
Pinnacle Airlines Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Operating revenues
Regional airline services	$205,005	$192,751
Other	2,084	1,981

Total operating revenues	207,089	194,732
Operating expenses
Salaries, wages and benefits	34,427	31,482
Aircraft fuel	26,701	25,462
Aircraft maintenance, materials and repairs	10,262	7,238
Aircraft rentals	66,031	63,306
Other rentals and landing fees	11,251	10,142
Ground handling services	22,359	22,664
Depreciation	962	962
Other	13,567	13,405

Total operating expenses	185,560	174,661

Operating income	21,529	20,071
Operating income as a percentage of operating revenues	10.4%	10.3%
Nonoperating income (expense)
Interest expense	(1,500)	(1,087)
Interest income	504	155
Miscellaneous income, net	28	—
Gain on extinguishment of debt	—	18,000

Total nonoperating income (expense)	(968)	17,068

Income before income taxes	20,561	37,139
Income tax expense	7,265	13,807

Net income	$13,296	$23,332

Basic and diluted earnings per share	$0.61	$1.06

Shares used in computing basic earnings per share	21,945	21,908

Shares used in computing diluted earnings per share	21,975	21,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$33,481	$31,567
Short-term investments	57,200	44,160
Receivables, net of allowance	33,694	30,190
Spare parts and supplies, net	6,593	6,368
Prepaid expenses and other assets	9,936	5,623
Deferred income taxes, net of allowance	9,308	9,146

Total current assets	150,212	127,054
Property and equipment
Aircraft and rotable spares	39,136	39,362
Other property and equipment	19,641	19,209
Office furniture and fixtures	2,010	2,002

	60,787	60,573
Less accumulated depreciation	(18,971)	(18,038)

Net property and equipment	41,816	42,535
Other assets, primarily aircraft deposits	22,010	22,155
Debt issuance costs, net	4,142	4,198
Contractual rights under airline services agreement, net	14,135	14,435
Goodwill, net	18,422	18,422

Total assets	$250,737	$228,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$18,957	$12,945
Accrued expenses	24,618	25,158
Line of credit with First Tennessee	17,000	17,000
Income taxes payable	20,789	17,756
Other current liabilities	7,488	7,161

Total current liabilities	88,852	80,020
Deferred income taxes	7,540	7,426
Other liabilities	1,298	1,735
Senior convertible notes	121,000	121,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, no shares issued	—	—
Series A preferred stock, stated value $100 per share; one share authorized and issued	—	—
Series common stock, par value $0.01 per share; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized, 22,080,585 and 21,945,260 shares issued, respectively	221	219
Additional paid-in capital	85,681	85,550
Accumulated deficit	(53,855)	(67,151)

Total stockholders’ equity	32,047	18,618

Total liabilities and stockholders’ equity	$250,737	$228,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net income	$13,296	$23,332
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	962	962
Deferred income tax income expense	(48)	652
Other	486	198
Gain on extinguishment of debt	—	(18,000)
Stock-based compensation expense	133	241
Amortization of debt issuance costs	56	31
Amortization of contractual rights	300	—
Changes in operating assets and liabilities:
Receivables	(2,131)	(2,531)
Spare parts and supplies	(319)	(220)
Prepaid expenses and other assets	(4,313)	(1,603)
Accounts payable and accrued expenses	5,472	(1,253)
Other liabilities	(1,461)	(16)
Income taxes payable	3,033	5,426

Cash provided by operating activities	15,466	7,219
Investing activities
Purchases of property and equipment	(512)	(2,152)
Purchase of short-term investments	(130,600)	—
Proceeds from sale of short-term investments	117,560	—

Cash used in investing activities	(13,552)	(2,152)
Financing activities
Payment to extinguish note payable	—	(101,600)
Repayments of line of credit with Northwest	—	(5,000)
Gross proceeds from issuance of senior convertible notes	—	121,000
Debt issuance costs	—	(4,337)
Other costs to retire note payable	—	(400)

Cash provided by financing activities	—	9,663

Net increase in cash and cash equivalents	1,914	14,730
Cash and cash equivalents at beginning of period	31,567	34,912

Cash and cash equivalents at end of period	$33,481	$49,642

Supplemental disclosure of cash flow information
Interest paid	$2,278	$493
Income tax payments	$4,280	$7,729
The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
     Pinnacle Airlines Corp. (the “Company’’) operates through its wholly owned subsidiary, Pinnacle Airlines, Inc., as a regional airline that provides airline capacity to Northwest Airlines, Inc. (“Northwest’’), a wholly owned indirect subsidiary of Northwest Airlines Corporation. The Company operates as a Northwest Airlink carrier at Northwest’s domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis, and the regional focus city of Indianapolis. As of March 31, 2006, the Company operated an all-regional jet fleet of 124 Canadair Regional Jet (“CRJ’’) aircraft and offered regional airline services with approximately 709 daily departures to 112 cities in 35 states and three Canadian provinces.
1. Basis of Presentation
     These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2005. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company’s financial position, the results of its operations and its cash flows for the periods indicated. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
     The term “block hours’’ refers to the elapsed time between an aircraft leaving a gate and arriving at a gate, and the term “cycle’’ refers to an aircraft’s departure and corresponding arrival. “Available seat miles’’ represents the number of seats available for passengers, multiplied by the number of miles those seats are flown.
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
     As of December 31, 2005, Northwest owed the Company approximately $51,319 for amounts under the ASA and related agreements that were outstanding at the time of the Northwest bankruptcy filing. The Company’s pre-petition receivable was reduced for amounts the Company owed Northwest at that time under these agreements. In concluding that this offsetting of balances owed to Northwest was appropriate, the Company followed the guidance provided in FASB Interpretation No. 39 “Offsetting of Amounts Related to Certain Contracts.” As of December 31, 2005, the Company had a provision of $51,523 for pre-petition amounts that it may not ultimately collect.
     Generally, all amounts that Northwest owed to its creditors at the time of its filing were stayed by the bankruptcy filing. The Company’s claims against Northwest are unsecured claims. At any time during Northwest’s bankruptcy proceedings, Northwest may either assume or reject the ASA and related agreements, pending approval of the bankruptcy court. If Northwest assumes the ASA and related agreements, pre-petition amounts owed to the Company would become an administrative claim and the Company could receive payment in full. If Northwest rejects the ASA and related contracts, then pre-petition amounts owed to the Company would remain an unsecured claim and the Company would likely

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
2. Northwest and Mesaba Bankruptcy Filings (continued)
receive very little of the amounts owed to it, and, absent the sale of the Company’s claim to a third party, would only receive such amounts after a plan of reorganization had been approved by the bankruptcy court. The Company is in discussions with Northwest to determine the conditions under which Northwest will seek to assume the ASA. The Company expects such conditions to include economic concessions, including a negotiation of the amount that Northwest will ultimately pay the Company in settlement of the net pre-petition amounts that Northwest owes to the Company.
     In September 2005, Northwest requested that the Company remove 15 CRJ aircraft from service. These aircraft were removed from the fleet effective November 1, 2005, reducing the Company’s total operating CRJ fleet from 139 to 124 aircraft. Northwest has subsequently rejected its primary lease agreements with third party lessors on these 15 aircraft, and returned the aircraft to such lessors. The Company received fixed payments based on an operating fleet of 139 aircraft through November 30, 2005, but has not made or received any payment related to these 15 aircraft under the ASA since the rejection order was entered by the bankruptcy court. Although the ASA with Northwest contains no minimum utilization requirements for the Company’s operating fleet, it does provide that the Company is entitled to maintain a minimum fleet of at least 139 aircraft. The Company is evaluating what legal rights and remedies it may have with respect to this breach of the ASA. At a minimum, the Company would expect to take legal action to attempt to prevent Northwest from removing additional CRJ aircraft from the Company’s operating fleet if Northwest sought to reject any additional CRJ aircraft leases prior to assuming or rejecting the ASA. In addition, the Company has requested that Northwest return to it $2,625 in security deposits related to the 15 aircraft, although Northwest has not done so. In the Company’s condensed consolidated balance sheets as of December 31, 2005 and March 31, 2006, aircraft rental deposits of $2,625 attributable to the rejected aircraft have been classified as a pre-petition receivable from Northwest. The Company currently believes that the $21,700 of aircraft deposits held by Northwest for its current fleet of 124 CRJ aircraft is a recoverable asset as Northwest has given no indication that it intends to reject any of the leases for these aircraft.
     During the three months ended March 31, 2006, the Company concluded that an additional $1,778 of amounts owed to Northwest at the time of their bankruptcy, primarily for landing fees, should offset the Company’s pre-petition receivables from Northwest. Based on this and other changes in pre-petition balances, the Company concluded that its provision for uncollectible amounts should be lowered by $1,565.
     As of March 31, 2006, pre-petition amounts owed from Northwest and amounts owed to Northwest subject to offsetting were approximately $79,040 and $26,453, respectively. The net pre-petition receivable of $52,587 was reduced by a provision of $49,957 for uncollectible pre-petition amounts. The remaining net pre-petition receivable from Northwest of $2,629 is included in accounts receivable in the Company’s condensed consolidated balance sheet as of March 31, 2006 and represents the Company’s best estimate of amounts it may recover through the Northwest bankruptcy proceedings or through future discussions with Northwest regarding the assumption of the ASA. This estimate is subject to change as the Company obtains new information.
     The benefit of the $1,565 change in the Company’s estimate for uncollectible amounts is included in other operating expenses in its condensed consolidated statements of operation for the three months ended March 31, 2006.
     While the Company has recorded the above provision for uncollectible amounts owed by Northwest as of September 14, 2005, it will continue to seek reimbursement through the Northwest bankruptcy process and any other means, including any future discussions the Company may have with Northwest regarding its assumption of the ASA.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
2. Northwest and Mesaba Bankruptcy Filings (continued)
     As discussed above, it is likely that the relationship between the Company and Northwest will be altered during the course of the Northwest bankruptcy proceedings; however, it is too early in that process to predict what such alterations might be, or what their impact might be to the Company. The Company’s condensed consolidated balance sheet at March 31, 2006 includes various items related to its relationship with Northwest, including rotable aircraft parts, aircraft and engine lease security deposits, goodwill and contractual rights. As of March 31, 2006 and through the filing date of this Form 10-Q, the Company has concluded that the above items are not impaired. As the Northwest bankruptcy process continues, the Company will continue to evaluate its long-lived assets for any possible impairment.
     Due to the uncertainties arising from the bankruptcy proceedings of the Company’s only customer, Northwest, the Company’s independent registered public accounting firm included an explanatory paragraph discussing going concern uncertainties in their “Report of Independent Registered Public Accounting Firm” related to the audit of the Company’s consolidated financial statements for the year ended December 31, 2005.
     Northwest has not yet sought to assume or reject the ASA in its bankruptcy proceedings, although it has asked a number of regional airlines, including the Company, to provide proposals to operate up to 126 regional jet aircraft in its network. Management believes that several of the Company’s regional airline competitors will offer to provide regional airline services to Northwest on apparently better economic terms to Northwest than that contained in the Company’s ASA. The Company has had periodic, informal discussions with Northwest regarding the two parties’ future business relationship and expects that formal negotiations will begin soon. However, the timeline upon which to begin those negotiations is outside of the Company’s control. The Company intends to work with Northwest to determine mutually satisfactory conditions under which Northwest will seek to assume the ASA, and the Company understands that the terms of that arrangement are likely to be significantly less favorable to the Company.
     Mesaba Aviation, Inc. (“Mesaba”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on October 13, 2005. The Company subleased 11 Saab turboprop aircraft and two related engines to Mesaba under agreements that were to expire at various times between 2006 and 2009. In January 2006, Mesaba rejected the subleases of the aircraft and returned the aircraft to the Company. The Company is now exploring the possibility of subleasing these aircraft on the open market.
     In 2005, the Company recorded losses of $10,100 following Mesaba’s rejection of the sublease agreements on the Saab aircraft, including $1,254 of rent not paid by Mesaba prior to returning the aircraft and an estimate of $8,846 for future sublease losses. These losses were reduced by $2,025 for amounts the Company reasonably expected to recover through the bankruptcy proceedings of Mesaba and Northwest. In the three months ended March 31, 2006, the Company recorded additional sublease losses of $1,582, net of expected recovery, for changes made to its previous estimate of expected losses. The expense associated with the change in estimate is included in other operating expenses in the Company’s condensed consolidated statement of operations. Estimates of future sublease losses are based on the difference between the Company’s obligations under its original lease agreements and the net cash flows it expects to receive from future sublease agreements. The Company’s expected net cash flows consider current estimates of market rental rates and costs necessary to restore the aircraft to a condition suitable for sublease, currently estimated to be $3,427. The Company’s accrued future sublease losses, net of expected recovery, as of March 31, 2006 and December 31, 2005 are included in other current liabilities in the amount of $6,016 and $5,396, respectively, and other liabilities in the amounts of $1,105 and $1,425, respectively, on the Company’s condensed consolidated balance sheets.
     The net impact of the above described changes to the Company’s previous estimate of losses related to the Northwest and Mesaba bankruptcies was a $17 increase in other operating expenses in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2006.

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
     As discussed in Note 2, the Company has had periodic, informal discussions with Northwest regarding the two parties’ future business relationship and expects that formal negotiations will begin soon. However, the timeline upon which to begin those negotiations is outside of the Company’s control. The Company expects that Northwest will seek to renegotiate the key provisions of the ASA prior to agreeing to assume the ASA as part of its bankruptcy proceedings, and, as such, the key provisions of the ASA are likely to change materially. The Company understands that such changes are likely to be significantly less favorable to the Company.
     Pursuant to the terms of the ASA, the aircraft sublease agreements with Northwest provide that Northwest may request additional security deposits in the amount of $21,700 once the promissory note issued to Northwest, dated January 14, 2003 and with a stated maturity of December 2009, has been paid in full and retired (see Note 5 for further discussion of the note payable to Northwest). Northwest has made such request, and has demanded that the Company pay these additional security deposits in March 2006. Northwest has extended the deadline for its demand to May 15, 2006. The Company expects that ultimately the amount of security deposits required by Northwest as part of the future relationship between the companies will be addressed through ongoing discussions concerning assumption of the ASA. If this issue is not resolved by May 15, or if Northwest does not extend its deadline beyond May 15, then the Company may seek legal remedies to prevent payment of these security deposits to Northwest. The Company does not know if it will be successful in avoiding this deposit payment. Any payments the Company would make as a result of this request would be classified as “other assets” on its condensed consolidated balance sheet.
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
     Amounts recorded in the Company’s condensed consolidated statements of operations for transactions with Northwest for the periods indicated are as follows:

	Three Months Ended March 31,
	2006	2005
Revenue:
Regional airline services revenue	$205,005	$192,751
Other revenue	1,341	577
Expenses:
Aircraft fuel	26,538	25,349
Aircraft rentals	66,031	63,306
Other rentals and landing fees	4,924	2,813
Ground handling services	17,046	15,405
Other, including a reduction of $1,565 for changes in loss estimates associated with the Northwest bankruptcy filing (Note 2)	(1,001)	185
Interest expense	—	463

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
4. Related Party Transactions (continued)
     Net amounts due from Northwest as of March 31, 2006 and December 31, 2005 were $31,511 and $28,630, respectively, and are included in accounts receivable in the Company’s condensed consolidated balance sheets. As discussed in Note 2, these balances included pre-petition amounts owed to the Company at the time of the Northwest bankruptcy filing. As of March 31, 2006 and December 31, 2005, the Company had pre-petition receivables from Northwest, net of amounts offset, of $52,587 and $53,944, respectively, and allowances for uncollectible amounts of $49,957 and $51,523, respectively. These balances resulted in net amounts of $2,629 and $2,421 as of March 31, 2006 and December 31, 2005. As discussed in Note 2, the benefit of $1,565 for the reduction in the Company’s allowance for uncollectible pre-petition receivables is included in other operating expenses in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2006.
     Certain trade amounts, primarily relating to landing fees, ground handling and facilities rentals, due to Northwest as of March 31, 2006 and December 31, 2005 were $6,604, and $4,266, respectively, and are included in accounts payable in the Company’s condensed consolidated balance sheets.
     In accordance with the ASA, aircraft fuel costs are reimbursed in full by Northwest and capped at $0.78 per gallon.
     As previously discussed in Note 2, the Company has certain business transactions with Mesaba. Ground handling services obtained from Mesaba for the three months ended March 31, 2006 and 2005 were $4,346 and $3,904, respectively. Ground handling services provided to Mesaba for the three months ended March 31, 2006 and 2005 totaled $371 and $471, respectively. These amounts are included in other operating revenue in the Company’s condensed consolidated statements of operations.
     As provided in the ASA and discussed in Note 2, Mesaba filed for bankruptcy protection under Chapter 11 of the United States bankruptcy code on October 13, 2005. The Company subleased 11 Saab Turboprop aircraft and two related engines to Mesaba under agreements that expire at various times between 2006 and 2009. On March 31, 2006, the total amount the Company was obligated to pay over the remaining lease terms was approximately $9,495. The Company’s estimate of its future obligations related to sublease losses is included in other current liabilities and other liabilities in the amounts of $6,016 and $1,105, respectively, on the Company’s condensed consolidated balance sheet as of March 31, 2006.
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
Notes’ conversion value over their $1 principal amount. No increase in the number of shares used in the Company’s diluted EPS calculation will result from the Notes during a reporting period unless the Company’s average price of its common stock during such reporting period exceeds the initial conversion price of $13.22, and then only to the extent of that excess.
6. Line of Credit
     On June 16, 2005, the Company entered into a Revolving Credit Facility (the “Revolver”) with First Tennessee Bank (the “Bank”). The Revolver is a one-year commitment that allows for borrowings up to $17,000. Advances under the facility accrue interest at the Bank’s base rate, or at LIBOR plus 2.50% at the Company’s option. The Revolver is secured by the Company’s inventory of spare parts, ground equipment, and furniture and fixtures.
     The Revolver contains certain affirmative and negative covenants, including a restriction on the ability to pledge cash and accounts receivable outside the normal course of business and a limitation on draws under the Revolver if there has been a material adverse change in the Company’s financial condition. On September 16, 2005 the Company drew down the entire amount of the facility. As of March 31, 2006, there was $17,000 outstanding under the Revolver.
     The Revolver agreement contains certain financial covenants, including a minimum month-end balance of cash and cash equivalents, a minimum working capital requirement, and a minimum net income test. The Company did not meet the minimum net income test, as calculated on a rolling four quarter basis, as of the end of the first quarter 2006. Through discussions with the Bank, the Company believes that the Bank does not intend to take any action with respect to this covenant violation prior to the Revolver’s maturity in June 2006, although it has the right to accelerate repayment of the Revolver. Additionally, the Company believes that the Bank does not intend to renew the Revolver upon its maturity. The Company currently believes it has adequate internal funds to repay the Revolver at its maturity in June 2006 or earlier, should the Bank choose to exercise its right to accelerate repayment.
7. Leases
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
     Certain aircraft and equipment are leased under noncancelable operating leases expiring in various years through 2009. As discussed in Note 2, 11 Saab 340 aircraft were subleased to Mesaba. In January 2006, Mesaba rejected the subleases of the aircraft and returned them to the Company. The Company is currently exploring the possibility of subleasing the aircraft on the open market.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
7. Leases (continued)
     The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under noncancelable operating leases with initial or remaining lease terms in excess of one year as of March 31, 2006:

	Operating Leases
	Aircraft	Non-aircraft
Remainder of 2006	$200,868	$16,133
2007	262,785	16,549
2008	261,792	15,771
2009	260,458	15,524
2010	260,400	15,530
Thereafter	1,822,800	48,324

Total minimum operating lease payments	$3,069,103	$127,831

     The obligations shown above have not been reduced by any amounts the Company expects to receive through the subleasing of the 11 Saab aircraft discussed in Note 2.
8. Earnings Per Share
     The Company accounts for earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share.” Basic earnings per common share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005
Net income	$13,296	$23,332
Basic and diluted earnings per share	$0.61	$1.06
Share computation:
Weighted average number of shares outstanding for basic earnings per share	21,945	21,908
Effect of dilutive stock equivalents	30	20

Weighted average number of shares outstanding for diluted earnings per share	21,975	21,928

     Options to purchase 935 and 699 shares of common stock were excluded from the diluted EPS calculation at March 31, 2006 and 2005, respectively, because their effect would be anti-dilutive.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
9. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share Based Payments (“SFAS 123R”), which requires all share-based payments to employees, including employee stock options and grants, to be recognized as share-based compensation expense in the income statement based on fair values. As allowed under SFAS 123R, the Company chose the modified prospective adoption method, under which compensation cost is recognized in the financial statements beginning with the effective date, for all share based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS 123R. Accordingly, prior period amounts have not been restated.
     For the three months ended March 31, 2006, the adoption of SFAS 123R’s fair value method has resulted in additional expense in the amount of $72 related to stock options, than if the Company had continued to account for stock-based compensation under APB 25. This additional stock-based compensation lowered pre-tax earnings by $72, lowered net income by $45, and did not affect basic and diluted earnings per share. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123R. As the Company currently has no excess tax benefits related to SFAS 123R, its adoption has not affected the Company’s condensed consolidated statement of cash flows. The impact of adopting SFAS 123R on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.
     The Company grants stock-based compensation under its 2003 Stock Incentive Plan. As of March 31, 2006, there were 1,028 remaining shares reserved for issuance under this plan.
Stock Options
     An initial grant of 858 stock options to purchase the Company’s common stock occurred in November 2003 at an exercise price of $14.00. These options were scheduled to vest over four years in annual increments of 25% and will expire ten years after the grant date. In December 2005, the Company accelerated the vesting period for these grants and all of these options are now vested. The Company accelerated the vesting of these options prior to adopting SFAS 123R to avoid recognizing an expense in future periods. In February 2006, 9 of these options were forfeited. In September 2004, an additional 32 stock options to purchase the Company’s common stock were granted to non-employee members of the Board of Directors under the 2003 Stock Incentive Plan at an exercise price of $10.23. These options vested in September 2005 and will expire ten years after the grant date.
     Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period.
     In January 2006, the Company granted 292 stock options to its executive officers, members of its Board of Directors and certain other employees. The option grants vest ratably over a three year period and expire ten years from the grant date. Under the newly adopted provisions of SFAS 123R, the Company recorded compensation expense in the amount of $72 related to the grant of these stock options during the three months ended March 31, 2006. Under the previous standards included in APB 25, the Company would not have recorded any stock compensation expense during the three months ended March 31, 2006. Compensation cost yet to be recognized related to this grant was $540, net of tax, as of March 31, 2006. This cost will be recognized over the next 2.8 years.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
9. Stock-Based Compensation (continued)
     A summary of stock option activity since the Company’s most recent year end is as follows:

		Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2005	652	$13.88
Granted	292	$6.47
Exercised	—	—
Forfeited	9	$14.00

Outstanding at March 31, 2006	935	$11.56

Options exercisable at March 31, 2006	643	$13.87

     Exercise prices for all options outstanding as of March 31, 2006 ranged from $6.54 to $14.00. The weighted average grant date fair value and weighted-average remaining contractual life of those options was $6.98 per share and 8.3 years, respectively, at March 31, 2006. Exercise prices for the 643 vested options outstanding as of March 31, 2006 ranged from $10.23 to $14.00. The weighted average grant date fair value and weighted-average remaining contractual life of these vested options were $5.88 per share and 7.7 years, respectively, at March 31, 2006.
     The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.
     The fair value of the options granted during 2006 was estimated at the date of grant with the following assumptions for 2006: risk-free interest rate of 4.3%, dividend yield of 0.0%, expected volatility of the Company’s common stock of 59.4% and expected life of the option of 5.0 years. The grant date fair value of the stock options granted in 2006 was $3.53 per option. The following is a summary of the methodology applied to develop each assumption:
     Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of our stock and the historical volatility of comparable companies to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. The Company calculates daily market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.
     Risk-Free Interest Rate — This is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.
     Expected Lives — This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.
     Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This estimate is based on our expectations of future forfeitures and historical experience and is currently estimated at 10%. An increase in the forfeiture rate will decrease compensation expense.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
9. Stock-Based Compensation (continued)
     Dividend Yield — The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.
     Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic value method prescribed by APB 25 and SFAS 123. Under APB 25, if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense would be recognized. Since the Company’s stock options had all been granted with exercise prices at the market price of the underlying stock on the date of grant, no compensation expense had been recognized under APB 25. The following table illustrates the effect on net income and earnings per share assuming the compensation costs for the Company’s stock option and purchase plan had been recorded in the three months ended March 31, 2005 based on the fair value method under SFAS 123:

Three Months Ended
March 31, 2005
Net income	$23,332
Add: Stock-based compensation expense included in reported net income, net of tax	153
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(379)

Pro forma net income	$23,106

Net income per common share — basic and diluted, as reported	$1.06

Pro forma net income per common share — basic and diluted	$1.05

Restricted Stock
     In January 2006, the Company awarded 135 shares of restricted stock to certain officers and members of the Board of Directors under the Company’s 2003 Stock Incentive Plan. Using the straight-line method, this amount is being expensed ratably over the three-year vesting period. During the three months ended March 31, 2006, the Company recognized $61 of compensation expense related to this grant of restricted stock. Compensation cost yet to be recognized related to this restricted stock grant was $463, net of tax, as of March 31, 2006. This cost will be recognized over the next 2.8 years.
     During the vesting periods, grantees have voting rights, but the shares may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of, alienated or encumbered. Additionally, granted but unvested shares are forfeited upon a grantee’s separation from service.
10. Income Taxes
     The following summarizes the significant components of the Company’s income tax expense for the periods indicated:

	Three Months Ended March 31,
	2006		2005
	$	%	$	%
Income tax expense at statutory rate	$7,196	35.0%	$12,999	35.0%
State income taxes, net of federal taxes	363	1.8%	787	2.1%
Valuation reserve	(193)	(1.0%)	—	—
Other	(101)	(0.5%)	21	0.1%

Income tax expense	$7,265	35.3%	$13,807	37.2%

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
10. Income Taxes (continued)
     The Company has assessed its risks regarding various potential tax matters in a number of jurisdictions and provided estimated accruals of approximately $14,410 and $14,296 at March 31, 2006 and December 31, 2005, respectively. The ultimate amount of the liabilities, if any, may vary; however, the Company believes it has adequate reserves for its assessed risks.
     In connection with the $59,616 of cumulative losses from the bankruptcy filings of Northwest and Mesaba, the Company has recorded a deferred tax benefit of $8,423 as of March 31, 2006, which represents the future federal and state income tax deductions provided to the Company from these losses. After conducting an evaluation of the recoverability of these tax benefits as of March 31, 2006, the Company concluded that the valuation allowance established at December 31, 2005 for certain deferred tax assets in states that do not allow for any carryback of taxable losses should be lowered from $288 to $95. This change in estimate reduced the Company’s effective tax rate for the three months ended March 31, 2006 by approximately 1.0%.
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
11. Contractual Rights under Airline Services Agreement
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
     The Company amortizes the amount on a straight-line basis over the remaining term of the ASA. The Company recorded a reduction to regional airline services revenue of $300 during the three months ended March 31, 2006 related to the amortization of this intangible asset and expects future amortization to be $902 for the remainder of 2006 and $1,203 in years 2007 through 2017.
     As discussed in Note 2, the Company will continue to evaluate these contractual rights for impairment as Northwest proceeds through the bankruptcy process.
12. Short-Term Investments
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
     At March 31, 2006 the Company had $57,200 invested in auction rate securities (“ARS”), including $2,275 in auction rate preferred stock and $54,925 in auction rate certificates. The auction rate certificates are issued by U.S. states and political subdivisions of the states. The Company classifies investments in ARS as short-term investments on the Company’s condensed consolidated balance sheet. Although ARS typically have long-term or no stated maturities, these investments have characteristics similar to short-term investments because the securities are periodically repriced at predetermined intervals, generally every 7-35 days, through an auction process.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
12. Short-Term Investments
     The contractual maturity for the auction rate certificates was approximately eight years for $3,100 of the certificates, and more than ten years for $51,825 of the certificates.
     Proceeds from the sale of available-for-sale securities were $117,560 for the three months ended March 31, 2006. The Company did not invest in such securities in the three months ended March 31, 2005. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are reported as a separate component of accumulated other comprehensive income in shareholders’ equity until realized. All income generated from these securities in 2006 was from earned interest and there were no unrealized or realized gains or losses for the three months ended March 31, 2006.
13. Commitments and Contingencies
     Employees. As of March 31, 2006, approximately 79% of the Company’s workforce were members of unions representing pilots (31%), flight attendants (19%), customer service agents (28%) and dispatchers (1%). The collective bargaining agreement for pilots became amendable on April 30, 2005, and the collective bargaining agreements for flight attendants and customer service agents become amendable July 31, 2006 and March 19, 2010, respectively. In August 2005, the Company’s flight dispatchers elected representation by the Transport Workers Union of America AFL-CIO, Air Transport Division (“TWU”). The Company and the TWU began initial discussions in April 2006. The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable. The Company and its pilots union are currently in negotiations to amend its collective bargaining agreement. The Company expects to complete negotiations during the second quarter of 2006.
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
     The Company has contractual obligations of approximately $3,683 under certain software license agreements with various service providers. The contracts vary in term and extend through 2012. Contractual obligations to these service providers are $765 for the remainder of 2006, $959 in 2007, approximately $459 per year in 2008 through 2011, and $122 in 2012.
     The Company has contractual obligations of approximately $600 under agreements with various aircraft parts suppliers and service providers, averaging $150 per year in year 2006 through 2009.
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
     Guarantees and Indemnifications. The Company is the guarantor of approximately $2,360 aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds were issued by the Memphis-Shelby County Airport Authority (the “Authority”) and are payable solely from rentals paid under a long-term lease agreement with the Authority. The leasing arrangement is accounted for as an operating lease in the condensed consolidated financial statements. The Company is not in compliance with one of the covenants contained in the lease agreement, and has not been for several years. The Company has informed the trustee for the bonds of this non-compliance, and the trustee has not taken any action. Any payments that the Company might be required to make as a result of its failure to comply with all of the lease terms would be treated as prepaid rent and amortized over the remaining lease term.
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
     The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity, capital resources and contractual cash obligations, as well as the critical accounting policies, of the Company. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 (“Annual Report”), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.
     Our website address is www.nwairlink.com. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.
Overview
     Total operating revenues for the three months ended March 31, 2006 were $207.1 million, which represented an increase of 6% over the same period in 2005. Regional airline services revenue for the three months ended March 31, 2006 was $205.0 million, which represented an increase of 6% over the same periods in 2005.
     Our available seat miles (“ASMs”), block hours and cycles increased by approximately 4%, 2% and 7%, respectively, during the three months ended March 31, 2006, compared to the same period in 2005.
     For the three months ended March 31, 2006, we had operating income of $21.5 million, which represented an increase of $1.5 million over the same period in 2005.
     Our net income for the three months ended March 31, 2006 and 2005 was $13.3 million and $23.3 million, respectively. Our net income for the three month period ended March 31, 2005 included a nonrecurring pre-tax gain of $18.0 million ($11.3 million net of related income taxes) from the repurchase of the note payable to Northwest that occurred in February 2005.
     The following reconciles our net income and diluted earnings per share (“EPS”) as reported in accordance with generally accepted accounting principles (“GAAP”) for three months ended March 31, 2006 and 2005 to pro forma measures excluding the gain associated with our February 2005 repurchase of debt. We believe that this information is useful as it indicates more clearly our comparative year-to-year results. None of this information should be considered a substitute for any measures prepared in accordance with GAAP. We have included this reconciliation of non-GAAP financial measures to our most comparable GAAP financial measures included herein.

	Three Months Ended March 31,
			% Increase
	2006	2005	(Decrease)
	(in thousands, except per share data)
Net Income:
Net income in accordance with GAAP	$13,296	$23,332	(43)%
Deduct: Gain on repurchase of debt, net of related tax	—	(11,302)	100%

Pro forma net income	$13,296	$12,030	11%

Basic and Diluted EPS:
Basic and diluted EPS in accordance with GAAP	$0.61	$1.06	(42)%
Deduct: Gain on repurchase of debt, net of related tax	—	(0.51)	100%

Pro forma basic and diluted EPS	$0.61	$0.55	11%

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Outlook
     Other than Northwest’s rejection of the leases associated with 15 CRJ Aircraft (as discussed further in Note 2 of Item 1 of this Form 10-Q), we have generally continued to operate in accordance with the terms and conditions of the Airline Services Agreement (“ASA”) between the Company and Northwest since Northwest’s bankruptcy filing on September 14, 2005. As part of its reorganization proceedings, Northwest has asked a number of regional airlines, including ourselves, to submit proposals to operate up to 126 regional jets with seating capacities of up to 76 passengers. We have since provided an offer to Northwest both to continue operating our current fleet of CRJ aircraft with some modifications to our current ASA and to operate a number of aircraft on behalf of Northwest with seating capacities up to 76 seats. We expect that some of our competitors will offer to provide regional airline service to Northwest on terms significantly more favorable to Northwest than those contained in our current ASA.
     In addition to seeking bids from existing regional airlines, Northwest has taken steps to establish its own regional jet subsidiary called “Compass Air.” Northwest recently entered into an agreement to purchase the operating certificate issued by the Department of Transportation (“DOT”) and certain other manuals, equipment and operating rights from the estate of Independence Air, Inc. Pursuant to its business plan, Compass Air intends to fly aircraft with a seating capacity of approximately 76 passengers. It intends to operate up to 35 of these aircraft on behalf of Northwest by 2010.
     Northwest recently concluded negotiations for an amended collective bargaining agreement (the “Tentative Agreement”) with the negotiating committee of the union representing its pilots. The Tentative Agreement is subject to ratification by Northwest’s pilots. A vote of its pilots is currently underway and is expected to conclude in early May 2006. Although we have not seen the key terms of the Tentative Agreement, it is our understanding that it contains provisions allowing unlimited outsourcing by Northwest of regional jet aircraft containing capacities up to 50 seats, and outsourcing of up to 90 aircraft with seating configurations between 51 and 86 seats to Compass Air and other regional jet airlines.
     Our foremost priority at this time is to retain our current business relationship with Northwest operating 124 CRJ-200 aircraft. To that end, we intend to negotiate with Northwest to determine the mutually satisfactory conditions under which Northwest will seek to assume the ASA. We understand that alterations to the ASA that Northwest may require will likely be significantly less favorable to us than those contained in our current ASA. While we have had some periodic, informal discussions with Northwest regarding our future relationship since its bankruptcy filing, we have not established a time frame in which to conclude such discussions. We expect that formal negotiations will begin soon. However, the timeline upon which to begin those negotiations is outside of our control.
     As part of our negotiations with Northwest surrounding our current operation of CRJ-200 aircraft, we may seek to operate additional regional aircraft on behalf of Northwest. However, the competition for additional regional jet capacity is very strong, and there is no assurance that we will be successful in obtaining a commitment from Northwest for any additional regional aircraft.
     Subject to certain restrictions, our ASA allows us to establish separate operations to provide airline service to other major carriers. We intend to actively pursue opportunities with other major airlines that are interested in entering into a business relationship with a high quality, cost-efficient regional airline partner. Although we do not currently have any definitive plans for other new opportunities, we believe that our low cost structure and high operational reliability make us an attractive candidate to provide regional airline service to others. Some future opportunities may necessitate the use of a separate airline subsidiary operating under a second air carrier certificate from the DOT. We do not currently have a separate certificated subsidiary for such purpose.
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
     We are in the process of voluntarily adopting the standards of the Air Transportation Oversight System (“ATOS”) prescribed by the FAA. ATOS is a system developed by the FAA that allows air carriers to standardize their operating methods and procedures, providing for better coordination of the FAA’s role in monitoring and reviewing certificated air carriers. Implementing ATOS requires, among other things, standardizing certain flight operating procedures and policies. We are not required to adopt ATOS but have chosen to do so voluntarily. We completed the conversion of our manuals, policies and procedures to an ATOS compliant format during the fourth quarter of 2005, and we are now assisting the FAA in its review of our modifications. We believe that adopting ATOS standards for our existing operations will also reduce the amount of time under which we could be certified by the DOT to operate an additional aircraft type.
Results of Operations
     The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2006 compared to the same period in 2005.
Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005
Revenues
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
     The following schedule summarizes operating revenue, operating expenses, and operating income by type for the periods indicated:

	Three Months Ended March 31,
	(in thousands)
	2006			2005
	Reimbursed	Unreimbursed	Total	Reimbursed	Unreimbursed	Total
Operating revenues:
Regional airline services	$137,089	$67,916	$205,005	$130,917	$61,834	$192,751
Other revenue	—	2,084	2,084	—	1,981	1,981

Total operating revenues	137,089	70,000	207,089	130,917	63,815	194,732
Operating expenses:
Salaries, wages and benefits	—	34,427	34,427	—	31,482	31,482
Aircraft fuel	26,538	163	26,701	25,349	113	25,462
Aircraft maintenance, materials and repairs	5,329	4,933	10,262	3,871	3,367	7,238
Aircraft rentals	66,031	—	66,031	63,306	—	63,306
Other rentals and landing fees	4,923	6,328	11,251	4,632	5,510	10,142
Ground handling services	17,046	5,313	22,359	17,121	5,543	22,664
Depreciation	—	962	962	—	962	962
Other	3,513	10,054	13,567	3,546	9,859	13,405

Total operating expenses	123,380	62,180	185,560	117,825	56,836	174,661

Operating income:	$13,709	$7,820	$21,529	$13,092	$6,979	$20,071

Operating income as a percent of operating revenues	10.0%	11.2%	10.4%	10.0%	10.9%	10.3%

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     Operating revenue of $207.1 million for the three months ended March 31, 2006 increased $12.4 million, or 6%, over operating revenue of $194.7 million for the same period in 2005. CRJ block hours and cycles increased by 2% and 7%, respectively, causing increases in revenue, including margin, of $2.2 million. Revenue associated with expense reimbursements, including margin, increased by $6.2 million, or 5%.
     Regional airline services revenue per CRJ block hour for the three months ended March 31, 2006 and 2005 were $1,998 and $1,925 respectively, which represents an increase of approximately 4%. Regional airline services revenue per cycle decreased by 1% to $3,346 from $3,376. The variances in revenue per block hour and cycle are due primarily to a decrease in the average length of our flights of 4% over the same periods.
Operating Expenses
     Total operating expenses for the three months ended March 31, 2006 increased by $10.9 million and 6%. The increase in operating expenses was primarily attributable to an increase in legal fees related to the bankruptcy filings of Northwest and Mesaba, an increase in pass-through aircraft maintenance expenses and a slight increase in our level of operations.
     Salaries, wages and benefits increased by $2.9 million, or 9%, due to the 6% increase in the number of employees as well as wage rate and benefit increases. Increases of 7% and 9% in the number of pilots and customer service agents, respectively, accounted for $1.8 million of the increase.
     Aircraft fuel expense increased $1.2 million, or 5%, due to the 2% increase in block hours and an increase in our fuel burn. In accordance with the ASA, aircraft fuel costs are reimbursed in full by Northwest and capped at $0.78 per gallon.
     Aircraft maintenance, materials and repairs expenses increased approximately $3.0 million due to increased levels of heavy checks and engine maintenance performed as our fleet ages. During the first quarter of 2006, we experienced seven foreign object damage events related to our engines. Although we have insurance coverage for these events, we are subject to a deductible for each event. In addition, we performed 22 heavy checks to our aircraft in the three months ended March 31, 2006, while we only performed eight in the three months ended March 31, 2005.
     Aircraft rental expense increased $2.7 million, or 4%, due to the addition of aircraft to our fleet. We maintained a fleet of 124 aircraft throughout the first quarter of 2006, while we started first quarter 2005 with 117 aircraft and ended with 123 aircraft. As previously noted, we sublease our CRJ aircraft from Northwest under operating leases that expire December 31, 2017. The monthly lease rates include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Northwest reimburses aircraft rental expense in full under the ASA.
     Other rentals and landing fees increased due to an increase in landing fees of approximately $1.1 million, or 11%, which is largely due to the 7% increase in cycles and a change in the mix of cities where we provide passenger service.
Nonoperating Income and Expenses
     Higher average cash balances during the three months ended March 31, 2006 caused an increase in interest income compared to the same period in 2005. Interest expense increased mainly due to borrowings under the line of credit with First Tennessee.
     Miscellaneous income for the three months ended March 31, 2005 consists of a gain of $18.0 million recorded in connection with the repurchase of our debt with Northwest. There were no such transactions for the same period in 2006.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Income Tax Expense
     For the three months ended March 31, 2006, our tax expenses were lower than for the same period in 2005, mainly due to the capital gain of $18.0 million we recorded in 2005 in connection with the repurchase of our debt with Northwest.
     The decrease in our effective tax rate for the three months ended March 31, 2006, was mainly due to a decrease of $193 in valuation allowances established at December 31, 2005 related to deferred tax benefits associated with bankruptcy losses of Northwest and Mesaba. The effective rate also decreased slightly from non-taxable income earned on short-term investments. There were no such earnings for the same period in 2005.
Certain Statistical Information
     Information with respect to our operating expense components as a percentage of revenue, as cents per available seat miles (“ASMs”) and as dollars per block hour is as follows:

	Three Months Ended March 31,
	2006				2005
				Cost per				Cost per
	Amount	Percent of	Cents per	Block Hour	Amount	Percent of	Cents per	Block Hour
	(in thousands)	Revenue	ASM	(dollars)	(in thousands)	Revenue	ASM	(dollars)
Operating expenses:
Salaries, wages and benefits	$34,427	17%	2.57	$335	$31,482	16%	2.44	315
Aircraft fuel	26,701	13%	1.99	260	25,462	13%	1.98	254
Aircraft maintenance, materials and repairs	10,262	5%	0.76	100	7,238	4%	0.56	72
Aircraft rentals	66,031	32%	4.92	644	63,306	33%	4.91	632
Other rentals and landing fees	11,251	5%	0.84	110	10,142	5%	0.79	101
Ground handling services	22,359	11%	1.67	218	22,664	11%	1.76	226
Depreciation	962	0%	0.07	9	962	1%	0.08	10
Other	13,567	7%	1.01	132	13,405	7%	1.04	134

Total operating expenses	$185,560	90%	13.83	$1,808	$174,661	90%	13.56	$1,744

     The following table summarizes certain operational statistics for the periods indicated:

	Three Months Ended March 31,
	2006	2005	Change
Other Data:
Revenue passengers (in thousands)	2,015	1,669	21%
Revenue passenger miles (in thousands) (1)	971,806	817,662	19%
Available seat miles (in thousands)	1,341,668	1,288,500	4%
Passenger load factor (2)	72.4%	63.5%	8.9 pts.
Operating revenue per available seat mile (in cents)	15.44	15.11	2%
Operating costs per available seat mile (in cents)	13.83	13.56	2%
Operating revenue per block hour	$2,018	$1,945	4%
Operating costs per block hour	$1,808	$1,744	4%
Block hours	102,597	100,143	2%
Cycles	61,265	57,096	7%
Average daily utilization (block hours)	9.19	9.34	(2%)
Average stage length (miles)	473	492	(4%)
Number of operating aircraft (end of period)	124	123	1%
Employees (end of period)	3,548	3,350	6%

(1)	Revenue passenger miles represents the number of miles flown by revenue passengers.

(2)	Passenger load factor equals revenue passenger miles divided by available seat miles.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Liquidity and Capital Resources
     As of March 31, 2006, we had $33.5 million in cash and cash equivalents. Net cash provided by operating activities for the three months ended March 31, 2006 was $15.5 million. Cash used for investing activities was $13.6 million. No cash was used for financing activities during the three months ended March 31, 2006.
     Due to the timing of payments from Northwest under the ASA, our balance of cash and short-term investments is typically at its highest level at the end of a month. Our balance of cash and short-term investments can decline by as much as $35 million intra-month as we meet regular operating cash flow needs prior to receiving revenue payments from Northwest.
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
     Contractual obligations. The following chart details our debt and lease obligations at March 31, 2006 (in thousands):

	Payments Due by Period
	Total	2006 (1)	2007	2008	2009	2010	Thereafter
Contractual obligations:
Sr. convertible notes	$121,000	$—	$—	$—	$—	$—	$121,000
Line of credit (2)	17,275	17,275	—	—	—	—	—
Interest payments on long-term debt	74,718	1,967	3,933	3,933	3,933	3,933	57,019
Operating leases (5)	3,196,934	217,001	279,334	277,563	275,982	275,930	1,871,124
Additional aircraft deposits (3)	21,700	—	21,700	—	—	—	—
Purchase obligations (4)	6,634	1,418	1,745	1,322	1,186	531	432

Total contractual cash obligations	$3,438,261	$237,661	$306,712	$282,818	$281,101	$280,394	$2,049,575

(1)	Contractual obligations for the remainder of 2006.

(2)	Borrowings, including interest, outstanding as of March 31, 2006 under our revolving credit facility with First Tennessee Bank, which expires June 16, 2006.

(3)	Disputed additional aircraft deposits that the Company believes are due in November 2007. Northwest has demanded them to be paid by May 15, 2006.

(4)	Amounts represent noncancelable commitments to purchase goods and services, including certain aircraft parts and information technology.

(5)	Amounts for 2006 include $2,360 for rentals owed under facility revenue bonds discussed below in Guarantees and Indemnification in Note 13 “Commitments and Contingencies” of Item 1 of this Form 10-Q.
     The amounts noted above for operating leases include $3.1 billion of obligations for leased CRJ aircraft from Northwest. Under the terms of the ASA, we are reimbursed by Northwest in full for aircraft rental expense. For a more detailed discussion of operating leases, refer to Note 7 “Leases,” under Item 1 of this Form 10-Q.
     In February 2005, we completed the private sale of $121.0 million principal amount of our 3.25% senior convertible notes due 2025 (the “Notes”). The net proceeds from the issuance of the Notes were used to repay certain obligations outstanding to Northwest. The Notes bear interest at the rate of 3.25% per

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
year, payable in cash semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 2005. Holders of the Notes may require us to purchase all or a portion of their notes for cash on February 15, 2010, February 15, 2015, and February 15, 2020 at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. In addition, under certain circumstances, holders of the Notes may convert them into the equivalent value of our common stock at an initial conversion rate of 75.6475 shares per $1,000 principal amount, representing an initial conversion price of $13.22. Upon conversion, we will pay the portion of the conversion value up to the principal amount of each note in cash, and any excess conversion value in cash or our common stock at our election. For a more detailed discussion of the Notes refer to Note 5 in Item 1 of this Form 10-Q.
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
     On June 16, 2005, we entered into a Revolving Credit Facility (the “Revolver”) with First Tennessee Bank (the “Bank”). The Revolver is a one-year commitment that allows for borrowings up to $17.0 million. Advances under the facility will accrue interest at the Bank’s base rate, or at LIBOR plus 2.50% at our option. The Revolver is secured by our inventory of spare parts, ground equipment, and furniture and fixtures. We elected to draw the maximum amount of $17 Million under the Revolver in September 2005 in anticipation of the financial impact of Northwest’s bankruptcy filing. Such maximum amount remains outstanding as of March 31, 2006.
     The Revolver agreement contains certain financial covenants, including a minimum month-end balance of cash and cash equivalents, a minimum working capital requirement, and a minimum net income test. We did not meet the minimum net income test, as calculated on a rolling four quarter basis, as of the end of the first quarter 2006. Through informal discussions with the Bank, we believe that the Bank does not intend to take any action with respect to this covenant violation prior to the Revolver’s maturity in June 2006, although it has the right to accelerate repayment of the Revolver. Additionally, we believe that the Bank does not intend to renew the Revolver upon its maturity. We currently believe that we have adequate internal funds to repay the Revolver at its maturity in June 2006 or earlier, should the Bank choose to exercise its right to accelerate repayment.
     Amounts noted above as disputed additional aircraft deposits relate to a demand given by Northwest in September 2005 that we pay $21.7 million in additional aircraft sublease security deposits in March 2006. The terms of our sublease agreements with Northwest provide that Northwest may request additional security deposits in the amount of $21.7 million once the promissory note we issued to Northwest has been paid in full and retired. We have disputed Northwest’s right to seek additional security deposits from us at this time. Northwest has extended the date of its request to May 15, 2006 while the two parties begin discussions surrounding their future business relationship. We expect that ultimately the amount of security deposits required by Northwest will be addressed through our ongoing discussions concerning assumption of the ASA. If this issue is not resolved by May 15, or if Northwest does not extend its deadline beyond May 15, then we may seek legal remedies to prevent payment of these security deposits to Northwest. We do not know if we will be successful in avoiding these additional security deposit payments. Any payments we would make as a result of this request would be classified as “other assets” on our condensed consolidated balance sheet.
     Operating activities. Net cash provided by operating activities was $15.5 million during the three months ended March 31, 2006. This was due primarily to cash provided by net income of $13.3 million and

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
depreciation and amortization of $1.5 million. Net cash provided by operating activities was $7.2 million during the three months ended March 31, 2005. This was due primarily to cash provided by net income of $23.3 million, depreciation of $1.0 million and changes in operating assets and liabilities of $0.2 million (including an increase in taxes payable of $5.4 million and $1.2 million in aircraft and engine deposits paid to Northwest), offset by the pre-tax gain on extinguishment of debt of $18.0 million, net of advisory fees of $0.4 million.
     Investing activities. Cash used for investing activities for the three months ended March 31, 2006 and 2005 was $13.6 million and $2.2 million, respectively. The increase is primarily due to the net purchase of $13.0 million for short-term investments in marketable debt securities, offset by a decrease in purchases of property and equipment of $1.6 million. For a more detailed information on short-term investments, refer to Note 12 in Item 1 of this Form 10-Q.
     We expect capital expenditures for 2006 to be approximately $7.9 million, primarily relating to CRJ aircraft rotable parts and tooling, software application and automation infrastructure projects and maintenance and ground equipment. We are expecting to fund these expenditures with cash flows generated from our operations.
     Financing activities. No cash was used in or provided by financing activities for the three months ended March 31, 2006. Cash provided by financing activities for the three months ended March 31, 2005 totaled $9.7 million. We paid a total of $101.6 million to Northwest to retire our long-term debt and repay our borrowings under the Revolver. Additionally, we paid $4.3 million to various third parties in debt issuance costs related to the issuance of the Notes, and $0.4 million in fees in connection with the retirement of our long-term debt. The debt issuance costs of $4.3 million are being amortized ratably over the 20-year life of the Notes.
     Deferred tax asset. In connection with the estimated losses for the bankruptcy filings of Northwest and Mesaba of $59.6 million, we recorded a deferred tax benefit of $8.4 million, which represents the future federal and state income tax deductions provided to the Company from these losses. Should our ability to realize this future benefit be at risk because of certain federal and state limitations regarding the carry-back of taxable losses, we may implement various tax strategies to immediately utilize this tax deduction. Among other things, one potential strategy would be for us to sell our claim against Northwest to a third party and thereby make final determination of the amount ultimately recovered, which would allow for an immediate tax benefit.
Critical Accounting Policies and Estimates
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
     Provisions for losses on subleases. In determining losses on subleases, we follow the guidance of Financial Accounting Standards Board (“FASB”) Technical Bulletin 79-15 “Accounting Loss on a Sublease Not Involving the Disposal of a Segment.” This standard requires that a sublease loss be recognized when the required cash flows under the original lease do not equal or exceed the future cash flows expected under the related sublease. The sublease loss is measured based on the difference between current market lease rates and the lease rates under the original lease.
     As discussed in Note 2 of Item 1of this Form 10-Q, we recorded an additional sublease loss of $1.6 million for the three months ended March 31, 2006 related to the 11 Saab Turboprop aircraft and two related engines that we sublease to Mesaba Aviation, Inc., a wholly-owned subsidiary of MAIR Holdings,

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Inc. (collectively, (“Mesaba”), who filed for bankruptcy under Chapter 11 of the United States bankruptcy code on October 13, 2005.
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
     As discussed in Note 2 of Item 1 of this Form 10-Q, as of March 31, 2006 Northwest owed us approximately $52.6 million for amounts outstanding at the time of its bankruptcy, net of amounts that we owed to Northwest at that time. After analyzing the collectibility of these pre-petition receivables, we concluded that a provision of $50.0 million was necessary for amounts we may not ultimately collect from Northwest. The remaining net balance of $2.6 million represents our best estimate of the recoverable portion of these pre-petition receivables.
     As discussed in Note 2 of Item 1 of this Form 10-Q, there is a significant amount of uncertainty surrounding the Northwest bankruptcy process, which may include negotiations with Northwest regarding our ASA. As such, it is reasonably likely that the pre-petition amounts we ultimately collect will be different, potentially by a material amount, than our current estimate. In future periods, we will appropriately revise our estimate of recoverable amounts as we become aware of new information.
     Additional information regarding our “Critical Accounting Policies” can be found in our Annual Report on page 33. In addition, Note 2 to the condensed consolidated financial statements in our Annual Report contains a summary of our significant accounting policies.
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
     Senior Convertible Notes. While we pay interest on the Notes at a fixed rate of 3.25%, the fair value of the Notes is sensitive to changes in interest rates and to changes in the market price of our common stock. Interest rate changes may result in increases or decreases in the fair value of the Notes due to differences between market interest rates and rates in effect at the inception of the obligation. The fair value of the Notes may also increase or decrease with differences between the current market price of our common stock and the market price on the original issuance date of the Notes. Unless we elect to repurchase our Notes in the open market, changes in their fair value have no impact on our condensed consolidated financial statements as a whole. The estimated fair value of the Notes on April 21, 2006 was approximately $93.8 million, based on quoted market prices.
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
Item 1A. Risk Factors.
     There are no material changes to the Risk Factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Changes in Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
(a) Exhibits

4.5	Second Amendment to Rights Agreement between the registrant and Equiserve Trust Company, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Philip H. Trenary
Philip H. Trenary
Date: April 27, 2006		President and Chief Executive Officer

	By:	/s/ Peter D. Hunt
Peter D. Hunt
Date: April 27, 2006		Vice President and Chief Financial Officer