Form 10-Q
period 2006-06-30
PINNACLE AIRLINES CORP
filed 2006-08-01
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from__________ to__________
Commission File Number 001-31898
PINNACLE AIRLINES CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction	03-0376558 (I.R.S. Employer
of incorporation or organization)	Identification No.)

1689 Nonconnah Blvd, Suite 111
Memphis, Tennessee (Address of principal executive offices)	38132 (Zip Code)
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
Yes ☐                                     No ☒
As of July 31, 2006, 22,080,585 shares of common stock were outstanding.

Part I. Financial Information
Item 1. Financial Statements
Pinnacle Airlines Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2006	2005
Operating revenues
Regional airline services	$202,811	$210,958
Other	1,703	1,941

Total operating revenues	204,514	212,899
Operating expenses
Salaries, wages and benefits	35,593	33,027
Aircraft fuel	27,211	28,643
Aircraft maintenance, materials and repairs	7,996	8,835
Aircraft rentals	66,031	69,589
Other rentals and landing fees	11,223	11,062
Ground handling services	21,765	23,125
Depreciation	967	1,016
Other	12,885	14,821
Provision for losses associated with bankruptcy filings of Northwest and Mesaba	1,348	—

Total operating expenses	185,019	190,118

Operating income	19,495	22,781
Operating income as a percentage of operating revenues	9.5%	10.7%
Nonoperating income (expense)
Interest expense	(1,452)	(1,069)
Interest income	645	261
Miscellaneous income, net	23	—

Total nonoperating expense	(784)	(808)

Income before income taxes	18,711	21,973
Income tax expense	6,820	8,177

Net income	$11,891	$13,796

Basic and diluted earnings per share	$0.54	$0.63

Shares used in computing basic earnings per share	21,945	21,908

Shares used in computing diluted earnings per share	21,984	21,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Six Months Ended June 30,
	2006	2005
Operating revenues
Regional airline services	$407,816	$403,709
Other	3,787	3,922

Total operating revenues	411,603	407,631
Operating expenses
Salaries, wages and benefits	70,020	64,509
Aircraft fuel	53,912	54,105
Aircraft maintenance, materials and repairs	18,258	16,073
Aircraft rentals	132,062	132,895
Other rentals and landing fees	22,474	21,204
Ground handling services	44,124	45,789
Depreciation	1,929	1,978
Other	26,435	28,226
Provision for losses associated with bankruptcy filings of Northwest and Mesaba	1,365	—

Total operating expenses	370,579	364,779

Operating income	41,024	42,852
Operating income as a percentage of operating revenues	10.0%	10.5%
Nonoperating income (expense)
Interest expense	(2,952)	(2,157)
Interest income	1,149	417
Miscellaneous income, net	51	—
Gain on extinguishment of debt	—	18,000

Total nonoperating (expense) income	(1,752)	16,260

Income before income taxes	39,272	59,112
Income tax expense	14,085	21,984

Net income	$25,187	$37,128

Basic and diluted earnings per share	$1.15	$1.69

Shares used in computing basic earnings per share	21,945	21,908

Shares used in computing diluted earnings per share	21,979	21,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$32,790	$31,567
Short-term investments	45,450	44,160
Receivables, net of allowance	29,968	30,190
Spare parts and supplies, net	6,847	6,368
Prepaid expenses and other assets	11,349	5,623
Deferred income taxes, net of allowance	9,781	9,146

Total current assets	136,185	127,054
Property and equipment
Aircraft and rotable spares	39,050	39,362
Other property and equipment	20,586	19,209
Office furniture and fixtures	2,018	2,002

	61,654	60,573
Less accumulated depreciation	(19,922)	(18,038)

Net property and equipment	41,732	42,535
Other assets, primarily aircraft deposits	22,010	22,155
Debt issuance costs, net	4,088	4,198
Contractual rights under airline services agreement, net	13,834	14,435
Goodwill, net	18,422	18,422

Total assets	$236,271	$228,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$14,662	$12,945
Accrued expenses	25,066	25,158
Line of credit with First Tennessee	—	17,000
Income taxes payable	14,231	17,756
Other current liabilities	6,818	7,161

Total current liabilities	60,777	80,020
Deferred income taxes	7,736	7,426
Other liabilities	2,677	1,735
Senior convertible notes	121,000	121,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, no shares issued	—	—
Series A preferred stock, stated value $100 per share; one share authorized and issued	—	—
Series common stock, par value $0.01 per share; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized, 22,080,585 and 21,945,260 shares issued, respectively	221	219
Additional paid-in capital	85,824	85,550
Accumulated deficit	(41,964)	(67,151)

Total stockholders’ equity	44,081	18,618

Total liabilities and stockholders’ equity	$236,271	$228,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$25,187	$37,128
Adjustments to reconcile net income to cash provided by operating activities:
Provision for losses associated with bankruptcy filings of Northwest And Mesaba	1,365	—
Pilot-post retirement liability	1,556	—
Depreciation	1,929	1,978
Deferred income tax (benefit) expense	(325)	997
Other	653	389
Gain on extinguishment of debt	—	(18,000)
Stock-based compensation expense	276	339
Amortization of debt issuance costs	110	91
Amortization of contractual rights	601	88
Changes in operating assets and liabilities:
Receivables	479	(3,256)
Spare parts and supplies	(675)	(821)
Prepaid expenses and other assets	(5,726)	(1,685)
Aircraft and engine deposits	—	(3,635)
Accounts payable and accrued expenses	1,625	6,597
Other liabilities	(2,429)	4
Income taxes payable	(3,525)	11,475

Cash provided by operating activities	21,101	31,689
Investing activities
Purchases of property and equipment	(1,588)	(4,489)
Purchase of contractual rights	—	(5,115)
Purchase of short-term investments	(394,200)	—
Proceeds from sale of short-term investments	392,910	—

Cash used in investing activities	(2,878)	(9,604)
Financing activities
Payment to extinguish note payable	—	(101,600)
Repayment under line of credit	(17,000)	(5,000)
Gross proceeds from issuance of senior convertible notes	—	121,000
Debt issuance costs	—	(4,510)
Other costs to retire note payable	—	(400)

Cash (used in) provided by financing activities	(17,000)	9,490

Net increase in cash and cash equivalents	1,223	31,575
Cash and cash equivalents at beginning of period	31,567	34,912

Cash and cash equivalents at end of period	$32,790	$66,487

Supplemental disclosure of cash flow information
Interest paid	$2,607	$518
Income tax payments	$17,930	$9,512
The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
     Pinnacle Airlines Corp. (the “Company”) operates through its wholly owned subsidiary, Pinnacle Airlines, Inc., as a regional airline that provides airline capacity to Northwest Airlines, Inc. (“Northwest”), a wholly owned indirect subsidiary of Northwest Airlines Corporation. The Company operates as a Northwest Airlink carrier at Northwest’s domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis, and the regional focus city of Indianapolis. As of June 30, 2006, the Company operated an all-regional jet fleet of 124 Canadair Regional Jet (“CRJ”) aircraft and offered regional airline services with approximately 709 daily departures to 113 cities in 37 states and six Canadian provinces.
1. Basis of Presentation
     These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
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
2. Northwest Bankruptcy Filing
     On September 14, 2005, Northwest filed for protection under Chapter 11 of the United States Bankruptcy Code.
     The Company receives substantially all of its revenue from Northwest under the airline services agreement (“ASA”) entered into between the two companies. Also under the ASA and related lease agreements, the Company purchases fuel and ground handling services, and leases aircraft and facilities from Northwest.
     Generally, all amounts that Northwest owed to its creditors at the time of its filing were stayed by the bankruptcy filing. The Company’s claims against Northwest are unsecured claims. At any time during Northwest’s bankruptcy proceedings, Northwest may either assume or reject the ASA and related agreements, pending approval of the bankruptcy court. If Northwest assumes the ASA and related agreements, pre-petition amounts owed to the Company would become an administrative claim and the Company could receive payment in full. If Northwest rejects the ASA and related contracts, then pre-petition amounts owed to the Company would remain an unsecured claim and the Company would likely receive very little of the amounts owed to it, and, absent the sale of the Company’s claim to a third party, would only receive such amounts after a plan of reorganization had been approved by the bankruptcy court. The Company expects the conditions under which Northwest will seek to assume the ASA will include economic concessions, including a negotiation of the amount that Northwest will ultimately pay the Company in settlement of the net pre-petition amounts that Northwest owes to the Company.
     Effective November 1, 2005, Northwest removed 15 aircraft from the Company’s total operating CRJ fleet and has subsequently rejected its primary lease agreements with third party lessors on these 15 aircraft, and returned the aircraft to such lessors. Since November 30, 2005, the Company has not made or received any payment related to these 15 aircraft under the ASA. Although the ASA contains no minimum

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
2. Northwest Bankruptcy Filing (continued)
utilization requirements for the Company’s operating fleet, it does provide that the Company is entitled to maintain a minimum fleet of at least 139 aircraft. The Company is evaluating what legal rights and remedies it may have with respect to this breach of the ASA. At a minimum, the Company would expect to take legal action to attempt to prevent Northwest from removing additional CRJ aircraft from the Company’s operating fleet if Northwest sought to reject any additional CRJ aircraft leases prior to assuming or rejecting the ASA. In addition, the Company has requested that Northwest return to it $2,625 in security deposits related to the 15 aircraft, although Northwest has not done so. In the Company’s condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, aircraft rental deposits of $2,625 attributable to the rejected aircraft have been classified as a pre-petition receivable from Northwest. The Company currently believes that the $21,700 of aircraft deposits held by Northwest for its current fleet of 124 CRJ aircraft is a recoverable asset as Northwest has given no indication that it intends to reject any of the leases for these aircraft.
     As of December 31, 2005, Northwest owed the Company approximately $53,944 for amounts under the ASA that were outstanding at the time of the Northwest bankruptcy filing. The Company’s pre-petition receivable was reduced for amounts the Company owed Northwest at that time under these agreements. As of December 31, 2005, the Company had a provision of $51,523 for pre-petition amounts that it may not ultimately collect.
     During the three and six months ended June 30, 2006, the Company increased its allowance for uncollectible pre-petition receivables by $14 and lowered its allowance for uncollectible pre-petition receivables by $1,552, respectively. The Company adjusted the allowance following revisions to its original estimates of receivables due from Northwest and revisions in its determination of payables subject to offsetting, primarily landing fees, owed to Northwest at the time of its bankruptcy filing. Northwest pays certain of the Company’s vendors directly and then seeks reimbursement from the Company. These amounts were not treated as offsetting at December 31, 2005 because at the time, the Company believed that third party vendors would seek payment directly from the Company. With the passage of time, the Company concluded that it would not be invoiced by third party vendors and that the offsetting of these amounts was now appropriate. This caused an overall reduction in the pre-petition receivables balance and provision.
     As of June 30, 2006, pre-petition amounts owed from Northwest and amounts owed to Northwest subject to offsetting were $79,935 and $26,607, respectively. The resulting net pre-petition receivable of $53,328 less a provision of $50,662 for uncollectible pre-petition amounts is included in accounts receivable in the Company’s condensed consolidated balance sheet as of June 30, 2006 and represents the Company’s best estimate of amounts it may recover through the Northwest bankruptcy proceedings or through future discussions with Northwest regarding the assumption of the ASA. This estimate is subject to change as the Company obtains new information.
     As discussed above, it is likely that the relationship between the Company and Northwest will be altered during the course of the Northwest bankruptcy proceedings; however, it is too early in that process to predict what such alterations might be, or what their impact might be to the Company. The Company’s condensed consolidated balance sheet at June 30, 2006 includes various items related to its relationship with Northwest, including rotable aircraft parts, aircraft and engine lease security deposits, goodwill and contractual rights. As of June 30, 2006 and through the filing date of this Form 10-Q, the Company has concluded that the above items are not impaired. As the Northwest bankruptcy process continues, the Company will continue to evaluate its long-lived assets for any possible impairment.
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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
2. Northwest Bankruptcy Filing (continued)
     Northwest has not yet sought to assume or reject the ASA in its bankruptcy proceedings, although it has asked a number of regional airlines, including the Company, to provide proposals to operate up to 126 regional jet aircraft in its network. Management believes that several of the Company’s regional airline competitors will offer to provide regional airline services to Northwest on apparently better economic terms to Northwest than that contained in the Company’s ASA. The Company has had periodic, informal discussions with Northwest regarding the two parties’ future business relationship and Northwest has indicated that it expects formal negotiations will begin soon. However, the timeline upon which to begin those negotiations is outside of the Company’s control. The Company intends to work with Northwest to determine mutually satisfactory conditions under which Northwest will seek to assume the ASA, and the Company understands that the terms of that arrangement are likely to be significantly less favorable to the Company.
3. Mesaba Bankruptcy Filing
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
     In 2005, the Company recorded losses of $10,100 following Mesaba’s rejection of the sublease agreements on the Saab aircraft, which were comprised of $1,254 of rent not paid by Mesaba prior to returning the aircraft and an estimate of $8,846 for future sublease losses. These losses were reduced by $2,025 for amounts the Company reasonably expected to recover through the bankruptcy proceedings of Mesaba and Northwest. In the three and six months ended June 30, 2006, the Company recorded additional sublease losses of $1,334 and $2,917, net of expected recovery, for changes made to its previous estimate of expected losses. Estimates of future sublease losses are based on the difference between the Company’s obligations under its original lease agreements and the net cash flows it expects to receive from future sublease agreements. The Company’s expected net cash flows consider current estimates of market rental rates and costs necessary to restore the aircraft to a condition suitable for sublease, currently estimated to be $3,427.
     The Company’s accrued future sublease losses, net of expected recovery, as of June 30, 2006 and December 31, 2005 are included in other current liabilities in the amount of $5,548 and $5,396, respectively, and other liabilities in the amounts of $954 and $1,425, respectively, on the Company’s condensed consolidated balance sheets.
4. Airline Services Agreement
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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
4. Airline Services Agreement (continued)
     Pursuant to the terms of the airline sublease agreements associated with the ASA, Northwest may request additional security deposits in the amount of $21,700 once the promissory note issued to Northwest, dated January 14, 2003 and with a stated maturity of December 2009, has been paid in full and retired (see Note 7 for further discussion of the note payable to Northwest). Northwest has made such request, and demanded that the Company pay these additional security deposits in March 2006. Northwest has extended the deadline for its demand to August 14, 2006. The Company expects that ultimately the amount of security deposits required by Northwest as part of the future relationship between the companies will be addressed through ongoing discussions concerning assumption of the ASA. If this issue is not resolved by August 14, or if Northwest does not extend its deadline beyond August 14, then the Company may seek legal remedies to prevent payment of these security deposits to Northwest. The Company does not know if it will be successful in avoiding this deposit payment. Any payments the Company would make as a result of this request would be classified as other assets on its condensed consolidated balance sheet.
5. Related Party Transactions
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
     Amounts recorded in the Company’s condensed consolidated statements of operations for transactions with Northwest for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Regional airline services revenue	$202,811	$210,958	$407,816	$403,709
Other revenue	1,150	1,430	2,490	2,792
Expenses:
Aircraft fuel	27,111	28,643	53,650	54,105
Aircraft rentals	66,031	69,589	132,062	132,895
Other rentals and landing fees	4,883	2,813	9,807	5,625
Ground handling services	16,155	16,637	33,201	32,042
Other	1,690	328	2,253	513
Provision for losses associated with bankruptcy filings of Northwest and Mesaba	14	—	(1,552)	—
Interest expense	—	—	—	463
     Net amounts due from Northwest as of June 30, 2006 and December 31, 2005 were $28,490 and $28,630, respectively, and are included in accounts receivable in the Company’s condensed consolidated balance sheets. These balances included pre-petition receivables, net of allowances, of $2,666 and $2,421, representing amounts owed to the Company at the time of the Northwest bankruptcy filing, as discussed in Note 2. The remainder of the balance represents post-petition trade receivables, which Northwest has been paying in a timely manner. Therefore, the Company has concluded that an allowance is not necessary for these post-petition receivables. As discussed in Note 2, the expense of $14 and the benefit of $1,552 represent changes in the Company’s allowance for uncollectible pre-petition receivables following changes to the Company’s original estimate of pre-petition amounts due from Northwest and amounts subject to offsetting.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
5. Related Party Transactions (continued)
     Certain trade amounts, primarily relating to landing fees, ground handling and facilities rentals, due to Northwest as of June 30, 2006 and December 31, 2005 were $7,019, and $4,266, respectively, and are included in accounts payable in the Company’s condensed consolidated balance sheets.
     In accordance with the ASA, aircraft fuel costs are reimbursed in full by Northwest and capped at $0.78 per gallon.
     As previously discussed in Note 3, the Company has certain business transactions with Mesaba. Ground handling services obtained from Mesaba for the three months ended June 30, 2006 and 2005 were $4,298 and $4,911, respectively. For the six months ended June 30, 2006 and 2005, the Company obtained ground handling services from Mesaba totaling $8,644 and $8,815, respectively. Ground handling services provided to Mesaba for the three months ended June 30, 2006 and 2005 totaled $441 and $279, respectively. For the six months ended June 30, 2006 and 2005, the Company provided ground handling services in the amount of $1,027 and $750, respectively, which are included in other operating revenue in the Company’s condensed consolidated statements of operations.
     On June 30, 2006, the total amount the Company was obligated to pay over the remaining lease terms of the 11 Saab aircraft discussed in Note 3 was approximately $7,554. The Company’s estimate of its future obligations related to sublease losses is included in other current liabilities and other liabilities in the amounts of $5,548 and $954, respectively, on the Company’s condensed consolidated balance sheet as of June 30, 2006.
6. Employee Benefit Plans
     During the second quarter of 2006, the Company recognized the impact on prior years and the current year for the Accumulated Post-retirement Benefit Obligation (“APBO”) related to the Retired Pilots Insurance Benefit outlined in its Pilots’ Collective Bargaining Agreement dated May 1, 1999. Because the amounts involved were not material to the Company’s financial statements in any individual prior year and the cumulative amount is not expected to be material to its 2006 results, the Company recorded a $1,556 cumulative adjustment in the three months ended June 30, 2006, of which $179 was related to the six months ended June 30, 2006, and $1,377 was related to prior periods. The net impact of the adjustment related to prior periods was to lower the Company’s fully diluted earnings per share for the three and six month periods ended June 30, 2006 by $0.04 per share.
7. Senior Convertible Notes
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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
8. Line of Credit
     On June 16, 2005, the Company entered into a Revolving Credit Facility (the “Revolver”) with First Tennessee Bank (the “Bank”). The Revolver was a one-year commitment that allowed for borrowings up to $17,000. Advances under the facility accrued interest at the Bank’s base rate, or at LIBOR plus 2.50% at the Company’s option. The Revolver was secured by the Company’s inventory of spare parts, ground equipment, and furniture and fixtures.
     On September 16, 2005, the Company drew down the entire amount of the facility. On June 16, 2006, the Revolver’s expiration date, the Company repaid the entire amount.
9. Leases
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
     As discussed in Note 3, 11 Saab 340 aircraft were subleased to Mesaba at the time of its bankruptcy filing. In January 2006, Mesaba rejected the subleases of the aircraft and returned them to the Company. The Company is currently exploring the possibility of subleasing the aircraft on the open market.
     The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under noncancelable operating leases with initial or remaining lease terms in excess of one year as of June 30, 2006:

	Operating Leases
	Aircraft	Non-aircraft
Remainder of 2006	$133,854	$8,622
2007	262,785	16,807
2008	261,792	16,032
2009	260,458	15,787
2010	260,400	15,835
Thereafter	1,822,800	50,395

Total minimum operating lease payments	$3,002,089	$123,478

     The obligations shown above have not been reduced by any amounts the Company expects to receive through the subleasing of the 11 Saab aircraft discussed in Note 3.

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
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$11,891	$13,796	$25,187	$37,128
Basic and diluted earnings per share	$0.54	$0.63	$1.15	$1.69
Share computation:
Weighted average number of shares outstanding for basic earnings per share	21,945	21,908	21,945	21,908
Assumed exercise of stock options	39	24	34	22

Weighted average number of shares outstanding for diluted earnings per share	21,984	21,932	21,979	21,930

     Options to purchase 935 and 723 shares of common stock were excluded from the diluted EPS calculation at June 30, 2006 and 2005, respectively, because their effect would be anti-dilutive.
11. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payments” (“SFAS 123R”), which requires all share-based payments to employees, including employee stock options and grants, to be recognized as share-based compensation expense in the income statement based on fair values. As allowed under SFAS 123R, the Company chose the modified prospective adoption method, under which compensation cost is recognized in the financial statements beginning with the effective date, for all share based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS 123R. Accordingly, prior period amounts have not been restated.
     Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”) to measure compensation expense for stock-based compensation plans. Under APB 25, if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. Since the Company’s stock options had all been granted with exercise prices at fair value, no compensation expense has been recognized under APB 25.
     For the three and six months ended June 30, 2006, the adoption of SFAS 123R’s fair value method has resulted in additional expense in the amount of $77 and $149, respectively, related to stock options, than if the Company had continued to account for stock-based compensation under APB 25. This additional stock-based compensation lowered pre-tax earnings and net income by $77 and $49, respectively, for the three months ended June 30, 2006. This additional stock-based compensation lowered pre-tax earnings

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
11. Stock-Based Compensation (continued)
and net income by $149 and $95, respectively, for the six months ended June 30, 2006. The additional expense did not affect basic and diluted earnings per share. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123R. As the Company currently has no excess tax benefits related to SFAS 123R, its adoption has not affected the Company’s condensed consolidated statement of cash flows. The impact of adopting SFAS 123R on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.
     The Company grants stock-based compensation under its 2003 Stock Incentive Plan. As of June 30, 2006, there were 1,028 remaining shares reserved for issuance under this plan.
Stock Options
     Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period.
     In January 2006, the Company granted 292 stock options to its executive officers, members of its Board of Directors and certain other employees. The option grants vest ratably over a three-year period and expire ten years from the grant date. Under the newly adopted provisions of SFAS 123R, the Company recorded compensation expense in the amount of $77 and $149 related to the grant of these stock options during the three and six months ended June 30, 2006. Under the previous standards included in APB 25, the Company would not have recorded any stock compensation expense during the three and six months ended June 30, 2006. Compensation cost yet to be recognized related to this grant was $491, net of tax, as of June 30, 2006. This cost will be recognized over the next 2.5 years.
     A summary of stock option activity since the Company’s most recent year end is as follows:

		Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2005	652	$13.88
Granted	292	$6.47
Exercised	—	—
Forfeited	9	$14.00

Outstanding at June 30, 2006	935	$11.56

Options exercisable at June 30, 2006	643	$13.87

     Exercise prices for all options outstanding as of June 30, 2006 ranged from $6.47 to $14.00. The weighted average grant date fair value and weighted-average remaining contractual life of those options was $6.98 per share and 8.1 years, respectively, at June 30, 2006. Exercise prices for the 643 exercisable options outstanding as of June 30, 2006 ranged from $10.23 to $14.00. The weighted average grant date fair value and weighted-average remaining contractual life of these exercisable options were $5.88 per share and 7.4 years, respectively, at June 30, 2006.
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
11. Stock-Based Compensation (continued)
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
     Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock and the historical volatility of comparable companies to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. The Company calculates daily market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.
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
     Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic value method prescribed by APB 25 and SFAS 123. Since the Company’s stock options had all been granted with exercise prices at the market price of the underlying stock on the date of grant, no compensation expense had been recognized under APB 25. The following table illustrates the effect on net income and earnings per share assuming the compensation costs for the Company’s stock option and purchase plan had been recorded in the three and six months ended June 30, 2005 based on the fair value method under SFAS 123:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$13,796	$37,128
Add: Stock-based compensation expense included in reported net income, net of tax	61	214
Deduct: Total pro forma stock-based compensation expense, net of tax	(309)	(688)

Pro forma net income	$13,548	$36,654

Earnings per common share:
Basic and diluted — as reported	$0.63	$1.69
Basic and diluted — pro forma	$0.62	$1.67

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
11. Stock-Based Compensation (continued)
Restricted Stock
     In January 2006, the Company awarded 135 shares of restricted stock to certain officers and members of the Board of Directors under the Company’s 2003 Stock Incentive Plan. Using the straight-line method, this amount is being expensed ratably over the three-year vesting period. During the three and six months ended June 30, 2006, the Company recognized $65 and $127, respectively, of compensation expense related to this grant of restricted stock. Compensation cost yet to be recognized related to this restricted stock grant was $422, net of tax, as of June 30, 2006. This cost will be recognized over the next 2.5 years.
     During the vesting periods, grantees have voting rights, but the shares may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of, alienated or encumbered. Additionally, granted but unvested shares are forfeited upon a grantee’s separation from service.
12. Income Taxes
     The following summarizes the significant components of the Company’s income tax expense for the periods indicated:

	Three Months Ended June 30,
	2006		2005
	$	%	$	%
Income tax expense at statutory rate	$6,549	35.0%	$7,691	35.0%
State income taxes, net of federal taxes	436	2.3%	440	2.0%
Valuation reserve	(7)	(0.0%)	—	—
Other	(158)	(0.8%)	46	0.2%

Income tax expense	$6,820	36.5%	$8,177	37.2%

	Six Months Ended June 30,
	2006		2005
	$	%	$	%
Income tax expense at statutory rate	$13,745	35.0%	$20,689	35.0%
State income taxes, net of federal taxes	800	2.0%	1,227	2.1%
Valuation reserve	(201)	(0.5%)	—	—
Other	(259)	(0.7%)	68	0.1%

Income tax expense	$14,085	35.8%	$21,984	37.2%

     The Company has assessed its risks regarding various potential tax matters in a number of jurisdictions and provided estimated accruals of approximately $14,517 and $14,296 at June 30, 2006, and December 31, 2005, respectively. The ultimate amount of the liabilities, if any, may vary; however, the Company believes it has adequate reserves for its assessed risks.
     In connection with the $60,963 of cumulative losses from the bankruptcy filings of Northwest and Mesaba, the Company has recorded a deferred tax benefit of $8,462 as of June 30, 2006, which represents the future federal and state income tax deductions provided to the Company from these losses. After conducting an evaluation of the recoverability of these tax benefits as of June 30, 2006, the Company concluded that the valuation allowance established at December 31, 2005 for certain deferred tax assets in states that do not allow for any carryback of taxable losses should be lowered from $288 to $87. This change in estimate reduced the Company’s effective tax rate for the six months ended June 30, 2006 by approximately 0.5%.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
12. Income Taxes (continued)
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
     The Company is currently under IRS audit for tax year 2004. The Company believes that it has provided sufficiently for all audit exposures. Settlement of this audit or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in a change in future tax provisions.
     The FASB issued FASB Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes,” on July 13, 2006. The new rules will be effective for the Company beginning January 1, 2007. At this time, the Company has not completed its review and assessment of the impact of adoption of FIN 48.
13. Contractual Rights under Airline Services Agreement
     Contractual rights were acquired from Northwest under Amendment No. 4 to the ASA. Among other things, Amendment No. 4 granted the Company the right to operate an additional ten CRJs during the remaining term of the ASA. The delivery of the ten additional aircraft, which began in the second quarter of 2005, increased the Company’s fleet to 139 aircraft. In consideration of these contractual rights, the Company agreed to pay $15,115 to Northwest, which is being amortized on a straight-line basis over the remaining term of the ASA. The Company recorded a reduction to regional airline services revenue of $300 and $601, respectively, during the three and six months ended June 30, 2006 related to the amortization of this intangible asset and expects future amortization to be $601 for the remainder of 2006 and $1,203 in years 2007 through 2017.
     As discussed in Note 2, the Company will continue to evaluate these contractual rights for impairment as Northwest proceeds through the bankruptcy process. As of June 30, 2006, the Company has concluded that its contractual rights are not impaired.
14. Short-Term Investments
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
     At June 30, 2006, the Company had $45,450 invested in auction rate securities (“ARS”), including $9,175 in auction rate preferred stock and $36,275 in auction rate certificates. The auction rate certificates are issued by U.S. states and political subdivisions of the states. The Company classifies investments in ARS as short-term investments on the Company’s condensed consolidated balance sheet. Although ARS typically have long-term or no stated maturities, these investments have characteristics similar to short-term investments because the securities are periodically repriced at predetermined intervals, generally every 7-35 days, through an auction process.
     The contractual maturity for the auction rate certificates was approximately three years for $4,000 of the certificates, and more than ten years for $32,275 of the certificates.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
14. Short-Term Investments (continued)
     Proceeds from the sale of available-for-sale securities were $275,350 for the three months ended June 30, 2006 and $392,910 for the six months ended June 30, 2006. The Company did not invest in such securities in the three and six months ended June 30, 2005. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are reported as a separate component of accumulated other comprehensive income in shareholders’ equity until realized. All income generated from these securities in 2006 was from earned interest and there were no unrealized or realized gains or losses for the three and six months ended June 30, 2006.
15. Commitments and Contingencies
     Employees. As of June 30, 2006, approximately 78% of the Company’s workforce were members of unions representing pilots (31%), flight attendants (17%), customer service agents (29%) and dispatchers (1%). The collective bargaining agreement for pilots became amendable on April 30, 2005. The Company and its pilots union are currently in negotiations to amend its collective bargaining agreement. The Company expects to complete negotiations during the third quarter of 2006. The collective bargaining agreement for flight attendants became amendable on July 31, 2006. The Company expects to begin those negotiations shortly. The collective bargaining agreement for customer service agents becomes amendable on March 19, 2010. In August 2005, the Company’s flight dispatchers elected representation by the Transport Workers Union of America AFL-CIO, Air Transport Division (“TWU”). The Company and the TWU began initial discussions in April 2006 and expect to complete negotiations in late 2006. The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable.
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
     The Company has contractual obligations of approximately $3,427 under certain software license agreements with various service providers. The contracts vary in term and extend through 2012. Contractual obligations to these service providers are $510 for the remainder of 2006, $959 in 2007, approximately $459 per year in 2008 through 2011, and $122 in 2012.
     The Company has contractual obligations of approximately $655 under agreements with various aircraft parts suppliers and service providers, averaging $131 per year in years 2006 through 2010.
     Self-Insurance. The Company self-insures a portion of its costs from claims related to medical insurance for employees. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and actual experience.
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
     The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity, capital resources and contractual cash obligations, as well as the critical accounting policies, of the Company. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2005 (“Annual Report”), which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.
     Our website address is www.nwairlink.com. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.
Overview
     Total operating revenues for the three and six months ended June 30, 2006 were $204.5 million and $411.6 million, respectively, which represented a decrease of 4% and an increase of 1% over the same periods in 2005. Regional airline services revenue for the three and six months ended June 30, 2006 were $202.8 million and $407.8 million, respectively, which represented a decrease of 4% and an increase of 1% over the same periods in 2005.
     Our available seat miles (“ASMs”), block hours and cycles decreased by approximately 8%, 6% and 2%, respectively, during the three months ended June 30, 2006, compared to the same period in 2005. Our ASM’s and block hours decreased by approximately 2% and cycles increased by 3%, respectively, during the six months ended June 30, 2006.
     For the three and six months ended June 30, 2006, we had operating income of $19.5 million and $41.0 million, respectively, which represented decreases of $3.3 million and $1.8 million over the same periods in 2005.
     Our net income for the three months ended June 30, 2006 and 2005 was $11.9 million and $13.8 million, respectively. Our net income for the six months ended June 30, 2006 and 2005 was $25.2 million and $37.1 million. The six months ended June 30, 2005 included a nonrecurring pre-tax gain of $18.0 million ($11.3 million net of related income taxes) from the repurchase of the note payable to Northwest that occurred in February 2005.
     The following reconciles our operating income, net income and diluted earnings per share (“EPS”) as reported in accordance with generally accepted accounting principles (“GAAP”) for the three and six months ended June 30, 2006 and 2005 to non-GAAP measures excluding the losses associated with the bankruptcy filings of Northwest and Mesaba, the nonrecurring charge related to the previously unrecorded obligation for pilot post-retirement health care benefits that were recorded during the three months ended June 30, 2006 and the gain associated with our February 2005 repurchase of debt. We believe that this information is useful as it indicates more clearly our comparative year-to-year results. None of this information should be considered a substitute for any measures prepared in accordance with GAAP. We have included this reconciliation of non-GAAP financial measures to our most comparable GAAP financial measures included herein.

	Three Months Ended June 30,
			% Increase
	2006	2005	(Decrease)
	(in thousands, except per share data)
Operating Income:
Operating income in accordance with GAAP	$19,495	$22,781	(14%)
Add: Pilot post-retirement liability	1,377	—	100%
Add: Provision for losses associated with Northwest and Mesaba bankruptcy filings	1,348	—	100%

Non-GAAP operating income	$22,220	$22,781	(2%)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

	Three Months Ended June 30,
			% Increase
	2006	2005	(Decrease)
	(in thousands, except per share data)
Net Income:
Net income in accordance with GAAP	$11,891	$13,796	(14%)
Add: Pilot post-retirement liability, net of related tax	883	—	100%
Add: Provision for losses associated with Northwest and Mesaba bankruptcy filings, net of related tax	785	—	100%

Non-GAAP net income	$13,559	$13,796	(2%)

Basic and Diluted EPS:
Basic and diluted EPS in accordance with GAAP	$0.54	$0.63	(14%)
Add: Pilot post-retirement liability, net of related tax	0.04	—	100%
Add: Provision for losses associated with Northwest and Mesaba bankruptcy filings, net of related tax	0.04	—	100%

Non-GAAP basic and diluted EPS	$0.62	$0.63	(2%)

	Six Months Ended June 30,
			% Increase
	2006	2005	(Decrease)
	(in thousands, except per share data)
Operating Income:
Operating income in accordance with GAAP	$41,024	$42,852	(4%)
Add: Pilot post-retirement liability	1,377	—	100%
Add: Provision for losses associated with Northwest and Mesaba bankruptcy filings	1,365	—	100%

Non-GAAP operating income	$43,766	$42,852	2%

Net Income:
Net income in accordance with GAAP	$25,187	$37,128	(32%)
Add: Pilot post-retirement liability, net of related tax	883	—	100%
Add: Provision for losses associated with Northwest and Mesaba bankruptcy filings, net of related tax	866	—	100%
Deduct: Gain on repurchase of debt, net of related tax	—	(11,302)	100%

Non-GAAP net income	$26,936	$25,826	4%

Basic and Diluted EPS:
Basic and diluted EPS in accordance with GAAP	$1.15	$1.69	(32%)
Add: Pilot post-retirement liability, net of related tax	0.04	—	100%
Add: Provision for losses associated with Northwest and Mesaba bankruptcy filings, net of related tax	0.04	—	100%
Deduct: Gain on repurchase of debt, net of related tax	—	(0.51)	100%

Non-GAAP basic and diluted EPS	$1.23	$1.18	4%

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Outlook
     Other than Northwest’s rejection of the leases associated with 15 CRJ aircraft (as discussed further in Note 2 of Item 1 of this Form 10-Q), we have generally continued to operate in accordance with the terms and conditions of the airline services agreement (“ASA”) between us and Northwest since Northwest’s bankruptcy filing on September 14, 2005. As part of its reorganization proceedings, Northwest has asked a number of regional airlines, including ourselves, to submit proposals to operate up to 126 regional jets with seating capacities of up to 76 passengers. We have since provided an offer to Northwest both to continue operating our current fleet of CRJ aircraft with some modifications to our current ASA and to operate a number of aircraft on behalf of Northwest with seating capacities up to 76 seats. We expect that some of our competitors will offer to provide regional airline service to Northwest on terms significantly more favorable to Northwest than those contained in our current ASA.
     In addition to seeking bids from existing regional airlines, Northwest has taken steps to establish its own regional jet subsidiary called “Compass Air.” Pursuant to its business plan, Compass Air intends to fly up to 35 aircraft with a seating capacity of approximately 76 passengers by 2010.
     Our foremost priority at this time is to retain our business relationship with Northwest operating no less than 124 CRJ-200 aircraft. To that end, we intend to negotiate with Northwest to determine the mutually satisfactory conditions under which Northwest will seek to assume the ASA. We understand that alterations to the ASA that Northwest may require will likely be significantly less favorable to us than those terms contained in our current ASA. While we have had some periodic, informal discussions with Northwest regarding our future relationship since its bankruptcy filing, we have not established a time frame in which to conclude such discussions. The timeline upon which to begin those negotiations is outside of our control. However, Northwest has indicated that it expects formal negotiations will begin soon.
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
     We are in the process of voluntarily adopting the standards of the Air Transportation Oversight System (“ATOS”) prescribed by the Federal Aviation Administration (“FAA”). ATOS is a system developed by the FAA that allows air carriers to standardize their operating methods and procedures, providing for better coordination of the FAA’s role in monitoring and reviewing certificated air carriers. Implementing ATOS requires, among other things, standardizing certain flight operating procedures and policies. We are not required to adopt ATOS but have chosen to do so voluntarily. We completed the conversion of our manuals, policies and procedures to an ATOS compliant format during the fourth quarter of 2005, and we are now assisting the FAA in its review of our modifications. We believe that adopting ATOS standards for our existing operations will also reduce the amount of time within which we could be certified by the Department of Transportation to operate an additional aircraft type.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Results of Operations
     The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2006 compared to the same periods in 2005.
Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005
Revenues
     A significant portion of the payments we receive from Northwest are based on the actual operation of our aircraft. Northwest is solely responsible for scheduling flights, and the ASA does not require Northwest to meet any minimum utilization levels for our aircraft. We receive reimbursement of certain operating expenses necessary to provide regional airline services to Northwest and payments based on pre-set rates for fixed costs, completed block hours and completed cycles. We also receive margin payments on these items which are intended to achieve a target operating margin. Our operating results are not significantly impacted by any seasonality trends historically associated with the airline industry.
     The following schedule summarizes operating revenue, operating expenses, and operating income by type for the periods indicated:

	Three Months Ended June 30,
	(in thousands)
	2006				2005
	Reimbursed	Unreimbursed	Other	Total	Reimbursed	Unreimbursed	Total
Operating revenues:
Regional airline services	$133,759	$69,052	$—	$202,811	$141,141	$69,817	$210,958
Other revenue	—	1,703	—	1,703	—	1,941	1,941

Total operating revenues	133,759	70,755	—	204,514	141,141	71,758	212,899
Operating expenses:
Salaries, wages and benefits	—	35,593	—	35,593	—	33,027	33,027
Aircraft fuel	27,112	99	—	27,211	28,485	158	28,643
Aircraft maintenance, materials and repairs	3,108	4,888	—	7,996	3,622	5,213	8,835
Aircraft rentals	66,031	—	—	66,031	69,589	—	69,589
Other rentals and landing fees	4,883	6,340	—	11,223	4,710	6,352	11,062
Ground handling services	16,155	5,610	—	21,765	16,770	6,355	23,125
Depreciation	—	967	—	967	—	1,016	1,016
Other	3,094	9,791	—	12,885	3,851	10,970	14,821
Provision for losses associated with bankruptcy
filings of Northwest and Mesaba	—		1,348	1,348	—	—	—

Total operating expenses	120,383	63,288	1,348	185,019	127,027	63,091	190,118

Operating income:	$13,376	$7,467	$(1,348)	$19,495	$14,114	$8,667	$22,781

Operating income as a percent of operating revenues	10.0%	10.6%		9.5%	10.0%	12.1%	10.7%
     Operating revenue of $204.5 million for the three months ended June 30, 2006 decreased $8.4 million, or 4%, from operating revenue of $212.9 million for the same period in 2005. The decrease in revenue was primarily due to a decrease of $6.6 million in revenue associated with expense reimbursements. The most significant decreases in reimbursable expenses, primarily aircraft rent, aircraft fuel and ground handling services provided to Northwest, were caused by a decreased fleet size in 2006. In November 2005, Northwest removed 15 aircraft from our fleet and subsequently rejected its primary lease agreements with third party lessors. These aircraft have now been returned to such lessors.
     We maintained a fleet size of 124 aircraft during the three months ended June 30, 2006. Our average daily fleet size of 124 aircraft was 5% less than the average daily fleet size in the three months ended June 30, 2005 of 131 aircraft. During the three months ended June 30, 2005, we accepted delivery of 14 CRJ aircraft and ended the quarter with a fleet of 137 CRJ aircraft. The revenue associated with these aircraft deliveries was $1.3 million.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     We have not accepted any additional CRJ aircraft in 2006. A smaller 2006 fleet was the primary cause of decreases in completed cycles and block hours of 2% and 6%, respectively.
Operating Expenses
     Total operating expenses for the three months ended June 30, 2006 decreased by $5.1 million and 3%. The decrease in operating expenses was primarily attributable to our decrease in operations following the removal of 15 CRJ aircraft from our fleet in November 2005.
     Salaries, wages and benefits increased by $2.6 million, or 8%, primarily due to the recording of the $1.6 million post-retirement liability for pilots, of which $1.4 million was related to prior periods, as discussed in Note 6 of Item 1 of this Form 10-Q. The remainder of the increase was attributable to increases in the number of pilot instructors and other wage rate and benefit increases.
     Aircraft fuel expense decreased $1.4 million, or 5%, due primarily to the 6% decrease in block hours. In accordance with the ASA, aircraft fuel costs are reimbursed in full by Northwest and capped at $0.78 per gallon.
     Aircraft maintenance, materials and repairs expenses decreased approximately $0.8 million or 9%. This reduction in expense is due primarily to a $0.4 million decrease in costs associated with our auxiliary power unit maintenance contracts and a decrease of $0.4 million in expenses associated with heavy checks. We performed 15 heavy checks in the three months ended June 30, 2006 while we performed 17 in the three months ended June 30, 2005.
     Aircraft rental expense decreased $3.6 million, or 5%, due to the reduction in our fleet that occurred in November 2005. We maintained a fleet of 124 aircraft throughout the first half of 2006, while our average fleet size during the three months ended June 30, 2005 was 131. As previously noted, we sublease our CRJ aircraft from Northwest under operating leases that expire December 31, 2017. The monthly lease rates include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Northwest reimburses aircraft rental expense in full under the ASA.
     Ground handling services decreased by $1.4 million, or 6%, due primarily to the 2% decrease in the number of departures performed. The remaining decrease is attributable to a change in the mix of cities served.
     The $1.9 million, or 13%, decrease in other expenses included a decrease of $0.6 million for property tax expense, a decrease of $0.3 million in crew overnight accommodations expense, and a decrease of $0.5 million of simulator training costs for pilots, all attributable to a decrease in operations.
Income Tax Expense
     For the three months ended June 30, 2006, our income tax expense decreased by $1.4 million, mainly due to a $3.3 million decrease in pre-tax income as compared to the same period in 2005.
     The decrease in our effective tax rate for the three months ended June 30, 2006, was mainly due to a decrease in the effective rate from non-taxable income earned on short-term investments. There were no such earnings for the same period in 2005.
Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005
Revenues
     The following schedule summarizes operating revenue, operating expenses, and operating income by type for the periods indicated:

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

	Six Months Ended June 30,
	(in thousands)
	2006				2005
	Reimbursed	Unreimbursed	Other	Total	Reimbursed	Unreimbursed	Total
Operating revenues:
Regional airline services	$270,849	$136,967	$—	$407,816	$272,058	$131,651	$403,709
Other revenue	—	3,787	—	3,787	—	3,922	3,922

Total operating revenues	270,849	140,754	—	411,603	272,058	135,573	407,631
Operating expenses:
Salaries, wages and benefits	—	70,020	—	70,020	—	64,509	64,509
Aircraft fuel	53,650	262	—	53,912	53,834	271	54,105
Aircraft maintenance, materials and repairs	8,438	9,820	—	18,258	7,493	8,580	16,073
Aircraft rentals	132,062	—	—	132,062	132,895	—	132,895
Other rentals and landing fees	9,807	12,667	—	22,474	9,342	11,862	21,204
Ground handling services	33,201	10,923	—	44,124	33,891	11,898	45,789
Depreciation	—	1,929	—	1,929	—	1,978	1,978
Other	6,606	19,829	—	26,435	7,397	20,829	28,226
Provision for losses associated with bankruptcy filings of Northwest and Mesaba	—	—	1,365	1,365	—	—	—

Total operating expenses	243,764	125,450	1,365	370,579	244,852	119,927	364,779

Operating income:	$27,085	$15,304	$(1,365)	$41,024	$27,206	$15,646	$42,852

Operating income as a percent of operating revenues	10.0%	10.9%		10.0%	10.0%	11.5%	10.5%
     Operating revenue of $411.6 million for the six months ended June 30, 2006 increased $4.0 million, or 1%, over operating revenue of $407.6 million for the same period in 2005. Inflation adjustments to our pre-set rates for completed block hours and cycles increased operating revenue by $4.7 million. CRJ block hours decreased by 2%, causing a decrease in operating revenue of $1.2 million. Cycles increased by 3% causing an increase in operating revenue of $1.0 million.
     The variances in the number of cycles and block hours were impacted by a 5% reduction in our average stage length from 498 miles to 470 miles.
Operating Expenses
     Total operating expenses for the six months ended June 30, 2006 increased by $5.8 million and 2%. The increase in operating expenses was primarily attributable to increases in salaries and wages and aircraft maintenance expenses.
     Salaries, wages and benefits increased by $5.5 million, or 9%, due to the recording of the $1.6 million post-retirement liability for pilots, of which $1.4 million was related to prior periods, as discussed in Note 6 of Item 1 of this Form 10-Q. The remainder of the increase was attributable to an increase of $1.4 million for pilots and pilot instructors and other increases in wage rates and benefits.
     Aircraft maintenance, materials and repairs expenses increased approximately $2.2 million and 14% due to a $1.1 million increase in the amount of heavy checks performed and a $0.9 million increase in engine maintenance performed. We performed 37 heavy checks to our aircraft in the six months ended June 30, 2006, while we only performed 25 in the six months ended June 30, 2005.
     Ground handling services decreased by $1.7 million, or 4%, due primarily to an increase in the number of cities in which ground handling functions are performed by our employees instead of being outsourced. The remaining decrease is attributable to a change in the mix of cities served.
     The $1.8 million, or 6%, decrease in other expenses was driven by our decreased level of operations, most notably a decrease of $0.7 million of property tax expense, a decrease of $0.3 million in crew overnight accommodations expense, and a decrease of $0.4 million of training simulator costs for pilots.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Nonoperating Income and Expenses
     Miscellaneous income for the six months ended June 30, 2005 consists of a gain of $18.0 million recorded in connection with the repurchase of our debt with Northwest. There were no such transactions for the same period in 2006.
Income Tax Expense
     For the six months ended June 30, 2006, our tax expenses were lower than for the same period in 2005, mainly due to the capital gain of $18.0 million we recorded in 2005 in connection with the repurchase of our debt with Northwest.
     The decrease in our effective tax rate for the six months ended June 30, 2006, was mainly due to a decrease of $201 in valuation allowances established at December 31, 2005 related to deferred tax benefits associated with bankruptcy losses of Northwest and Mesaba. The effective rate also decreased slightly from non-taxable income earned on short-term investments. There were no such earnings for the same period in 2005.
Certain Statistical Information
     Information with respect to our operating expense components as a percentage of revenue, as cents per available seat miles (“ASMs”) and as dollars per block hour is as follows:

	Three Months Ended June 30,
	2006				2005
				Cost per				Cost per
	Amount	Percent of	Cents per	Block Hour	Amount	Percent of	Cents per	Block Hour
	(in thousands)	Revenue	ASM	(dollars)	(in thousands)	Revenue	ASM	(dollars)
Operating expenses:
Salaries, wages and benefits	$35,593	17%	2.60	$343	$33,027	16%	2.23	$300
Aircraft fuel	27,211	13%	1.98	263	28,643	13%	1.93	260
Aircraft maintenance, materials and repairs	7,996	4%	0.58	77	8,835	4%	0.59	80
Aircraft rentals	66,031	32%	4.81	638	69,589	33%	4.69	631
Other rentals and landing fees	11,223	5%	0.82	108	11,062	5%	0.75	100
Ground handling services	21,765	10%	1.59	210	23,125	11%	1.56	210
Depreciation	967	0%	0.07	9	1,016	0%	0.07	9
Other	12,885	6%	0.94	125	14,821	7%	1.00	134
Provision for losses associated with the bankruptcy filings of Northwest and Mesaba	1,348	1%	0.10	13	—	0%	—	—

Total operating expenses	$185,019	89%	13.49	$1,786	$190,118	89%	12.82	$1,724

	Six Months Ended June 30,
	2006				2005
				Cost per				Cost per
	Amount	Percent of	Cents per	Block Hour	Amount	Percent of	Cents per	Block Hour
	(in thousands)	Revenue	ASM	(dollars)	(in thousands)	Revenue	ASM	(dollars)
Operating expenses:
Salaries, wages and benefits	$70,020	17%	2.58	$340	$64,509	16%	2.33	$307
Aircraft fuel	53,912	13%	1.99	262	54,105	13%	1.95	257
Aircraft maintenance, materials and repairs	18,258	4%	0.67	89	16,073	4%	0.58	76
Aircraft rentals	132,062	32%	4.87	641	132,895	33%	4.80	631
Other rentals and landing fees	22,474	5%	0.83	109	21,204	5%	0.76	101
Ground handling services	44,124	11%	1.63	214	45,789	11%	1.65	218
Depreciation	1,929	0%	0.07	9	1,978	0%	0.07	9
Other	26,435	6%	0.97	128	28,226	7%	1.02	134
Provision for losses associated with the bankruptcy filings of Northwest and Mesaba	1,365	0%	0.05	7	—	0%	—	—

Total operating expenses	$370,579	88%	13.66	$1,799	$364,779	89%	13.16	$1,733

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     The following table summarizes certain operational statistics for the periods indicated:

	Three Months Ended June 30,
	2006	2005	Change
Other Data:
Revenue passengers (in thousands)	2,340	2,111	11%
Revenue passenger miles (in thousands) (1)	1,111,012	1,086,890	2%
Available seat miles (in thousands)	1,371,539	1,482,481	(8)%
Passenger load factor (2)	81.0%	73.3%	7.7pts.
Operating revenue per available seat mile (in cents)	14.91	14.36	4%
Operating costs per available seat mile (in cents)	13.49	12.82	5%
Operating revenue per block hour	$1,977	$1,930	2%
Operating costs per block hour	$1,788	$1,724	4%
Block hours	103,471	110,301	(6)%
Cycles	63,053	63,998	(2)%
Average daily utilization (block hours)	9.17	9.26	(1)%
Average stage length (miles)	467	504	(7)%
Number of operating aircraft (end of period)	124	137	(10)%
Employees (end of period)	3,567	3,564	0%

	Six Months Ended June 30,
	2006	2005	Change
Other Data:
Revenue passengers (in thousands)	4,355	3,780	15%
Revenue passenger miles (in thousands) (1)	2,082,817	1,904,552	9%
Available seat miles (in thousands)	2,713,207	2,770,981	(2)%
Passenger load factor (2)	76.8%	68.7%	8.1pts.
Operating revenue per available seat mile (in cents)	15.17	14.71	3%
Operating costs per available seat mile (in cents)	13.66	13.16	4%
Operating revenue per block hour	$1,997	$1,937	3%
Operating costs per block hour	$1,798	$1,733	4%
Block hours	206,068	210,444	(2)%
Cycles	124,318	121,094	3%
Average daily utilization (block hours)	9.18	9.29	(1)%
Average stage length (miles)	470	498	(6)%
Number of operating aircraft (end of period)	124	137	(10)%
Employees (end of period)	3,567	3,564	0%

(1) Revenue passenger miles represents the number of miles flown by revenue passengers.
(2) Passenger load factor equals revenue passenger miles divided by available seat miles.
Liquidity and Capital Resources
     As of June 30, 2006, we had $32.8 million in cash and cash equivalents and $45.5 million in short-term investments. Net cash provided by operating activities for the six months ended June 30, 2006 was $21.1 million. Cash used for investing activities was $2.9 million. Cash used in financing activities was $17.0 million.
     Due to the timing of payments from Northwest under the ASA, our balance of cash and short-term investments is typically at its highest level at the end of a month. Our balance of cash and short-term investments can decline by approximately $35 million intra-month as we meet regular operating cash flow needs prior to receiving revenue payments from Northwest.
     Our liquidity was significantly impacted by Northwest’s bankruptcy filing on September 14, 2005. Since that time, Northwest has generally complied with the payment terms under the ASA. Unless

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Northwest seeks to reject the ASA in its entirety, we expect our cash flow from operations to be sufficient to meet our ongoing capital requirements and financial commitments.
     Contractual obligations. The following chart details our debt and lease obligations at June 30, 2006 (in thousands):

	Payments Due by Period
	Total	2006 (1)	2007	2008	2009	2010	Thereafter
Contractual obligations:
Sr. convertible notes	$121,000	$—	$—	$—	$—	$—	$121,000
Interest payments on long-term debt	74,718	1,967	3,933	3,933	3,933	3,933	57,019
Operating leases	3,125,567	142,476	279,592	277,824	276,245	276,235	1,873,195
Additional aircraft deposits (2)	21,700	—	21,700	—	—	—	—
Purchase obligations (3)	6,304	956	1,778	1,355	1,219	564	432

Total contractual cash obligations	$3,349,289	$145,399	$307,003	$283,112	$281,397	$280,732	$2,051,646

(1) Contractual obligations for the remainder of 2006
(2) Disputed additional aircraft deposits that the Company believes are due in November 2007. Northwest has demanded them to be paid by August 14, 2006.
(3) Amounts represent noncancelable commitments to purchase goods and services, including certain aircraft parts and information technology.
     The amounts noted above for operating leases include $3.0 billion of obligations for leased CRJ aircraft from Northwest. Under the terms of the ASA, we are reimbursed by Northwest in full for aircraft rental expense. For a more detailed discussion of operating leases, refer to Note 9 “Leases,” in Item 1 of this Form 10-Q.
     In February 2005, we completed the private sale of $121.0 million principal amount of our 3.25% senior convertible notes due 2025 (the “Notes”). The net proceeds from the issuance of the Notes were used to repay certain obligations outstanding to Northwest. The Notes bear interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 2005. Holders of the Notes may require us to purchase all or a portion of their notes for cash on February 15, 2010, February 15, 2015, and February 15, 2020 at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. In addition, under certain circumstances, holders of the Notes may convert them into the equivalent value of our common stock at an initial conversion rate of 75.6475 shares per $1,000 principal amount, representing an initial conversion price of $13.22. Upon conversion, we will pay the portion of the conversion value up to the principal amount of each note in cash, and any excess conversion value in cash or our common stock at our election. For a more detailed discussion of the Notes refer to Note 7 in Item 1 of this Form 10-Q.
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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     On June 16, 2005, we entered into a Revolving Credit Facility (the “Revolver”) with First Tennessee Bank (the “Bank”). The Revolver was a one-year commitment that allowed for borrowings up to $17.0 million. Advances under the facility accrued interest at the Bank’s base rate, or at LIBOR plus 2.50% at our option. The Revolver was secured by our inventory of spare parts, ground equipment, and furniture and fixtures. We elected to draw the maximum amount of $17.0 million under the Revolver in September 2005 in anticipation of the financial impact of Northwest’s bankruptcy filing. We repaid this amount on June 16, 2006, the Revolver’s expiration date.
     Amounts noted above as disputed additional aircraft deposits relate to a demand given by Northwest in September 2005 that we pay $21.7 million in additional aircraft sublease security deposits in March 2006. The terms of our sublease agreements with Northwest provide that Northwest may request additional security deposits in the amount of $21.7 million once the promissory note we issued to Northwest has been paid in full and retired. We have disputed Northwest’s right to seek additional security deposits from us at this time. Northwest has extended the date of its request from its original deadline of March 1, 2006 to August 14, 2006. We expect that ultimately the amount of security deposits required by Northwest will be addressed through our ongoing discussions concerning assumption of the ASA. If this issue is not resolved by August 14, or if Northwest does not extend its deadline beyond August 14, then we may seek legal remedies to prevent payment of these security deposits to Northwest. We do not know if we will be successful in avoiding these additional security deposit payments. Any payments we would make as a result of this request would be classified as other assets on our condensed consolidated balance sheet.
     Operating activities. Net cash provided by operating activities was $21.1 million during the six months ended June 30, 2006. This was due primarily to cash provided by net income of $25.2 million, depreciation and amortization of $2.6 million, charges associated with the pilot post-retirement liability and provisions for bankruptcy of Northwest and Mesaba of $2.9 million, offset by changes in operating assets and liabilities of $10.3 million. Net cash provided by operating activities was $31.7 million during the six months ended June 30, 2005. This was due primarily to cash provided by net income of $37.1 million, depreciation of $2.0 million and changes in operating assets and liabilities of $8.7 million (including an increase in taxes payable of $11.5 million and $3.6 million in aircraft and engine deposits paid to Northwest), offset by the pre-tax gain on extinguishment of debt of $18.0 million, net of advisory fees of $0.4 million.
     Investing activities. Cash used for investing activities for the six months ended June 30, 2006 and 2005 was $2.9 million and $9.6 million, respectively. The decrease is primarily due to a decrease of $2.9 million in purchases of property and equipment and the $5.1 million purchase of contractual rights that occurred in the six months ended June 30, 2005.
     We expect capital expenditures for 2006 to be approximately $7.9 million, primarily relating to CRJ aircraft rotable parts and tooling, software application and automation infrastructure projects and maintenance and ground equipment. We are expecting to fund these expenditures with cash flows generated from our operations.
     Financing activities. Cash used in financing activities for the six months ended June 30, 2006 totaled $17.0 million, which relates to the repayment of the Revolver. Cash provided by financing activities for the six months ended June 30, 2005 totaled $9.5 million. We received gross proceeds from the issuance of our senior convertible notes of $121.0 million. We paid a total of $101.6 million to Northwest to retire our long-term debt and repay our borrowings under the Revolver. Additionally, we paid $4.9 million to various third parties related to the issuance of the Notes.
     Deferred tax asset. In connection with the estimated losses for the bankruptcy filings of Northwest and Mesaba of $61.0 million, we recorded a deferred tax benefit of $8.5 million, which represents the future federal and state income tax deductions provided to the Company from these losses. Should our ability to realize this future benefit be at risk because of certain federal and state limitations regarding the carry-back of taxable losses, we may implement various tax strategies to immediately utilize

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
this tax deduction. Among other things, one potential strategy would be for us to sell our claim against Northwest to a third party and thereby make final determination of the amount ultimately recovered, which would allow for an immediate tax benefit.
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
     As discussed in Note 3 of Item 1of this Form 10-Q, we recorded an additional sublease loss of $1.6 million and $2.9 million for the three and six months ended June 30, 2006 related to the 11 Saab Turboprop aircraft and two related engines that we sublease to Mesaba Aviation, Inc. (“Mesaba”), who filed for bankruptcy under Chapter 11 of the United States bankruptcy code on October 13, 2005.
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
     As discussed in Note 2 of Item 1 of this Form 10-Q, as of June 30, 2006 Northwest owed us approximately $53.3 million for amounts outstanding at the time of its bankruptcy, net of amounts that we owed to Northwest at that time. After analyzing the collectibility of these pre-petition receivables, we concluded that a provision of $50.7 million was necessary for amounts we may not ultimately collect from Northwest. The remaining net balance of $2.7 million represents our best estimate of the recoverable portion of these pre-petition receivables.
     There is a significant amount of uncertainty surrounding the Northwest bankruptcy process, which may include negotiations with Northwest regarding our ASA. As such, it is reasonably likely that the pre-petition amounts we ultimately collect will be different, potentially by a material amount, from our current estimate. In future periods, we will appropriately revise our estimate of recoverable amounts as we become aware of new information.
     Additional information regarding our critical accounting policies can be found in our 2005 Annual Report on page 33. In addition, Note 2 to the condensed consolidated financial statements in our Annual Report contains a summary of our significant accounting policies.
     Recent Accounting Pronouncement. The FASB issued FASB Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes,” on July 13, 2006. The new rules will be effective for the

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Company beginning January 1, 2007. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
     We are not directly subject to market risks such as commodity price risk (e.g., aircraft fuel prices) and interest rate risk. As discussed in Note 4 in Item 1 of this Form 10-Q regarding our ASA, Northwest is our sole customer.
     Aircraft fuel. Under the ASA, Northwest bears the economic risk of our passenger aircraft fuel price fluctuations as our future passenger fuel costs are reimbursed by Northwest and capped at $0.78 per gallon.
     Interest rates. All of our CRJs are operated under long-term operating leases with Northwest. Our Saab aircraft, which were being subleased to Mesaba, are leased from a third party. Under the ASA, the lease payments associated with aircraft deliveries are fixed. We do not hold long-term interest sensitive assets and, therefore, we are not exposed to interest rate fluctuations for our assets. The 3.25% senior convertible notes discussed below bear interest at a fixed rate. We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.
     Senior Convertible Notes. While we pay interest on the Notes at a fixed rate of 3.25%, the fair value of the Notes is sensitive to changes in interest rates and to changes in the market price of our common stock. Interest rate changes may result in increases or decreases in the fair value of the Notes due to differences between market interest rates and rates in effect at the inception of the obligation. The fair value of the Notes may also increase or decrease with differences between the current market price of our common stock and the market price on the original issuance date of the Notes. Unless we elect to repurchase our Notes in the open market, changes in their fair value have no impact on our condensed consolidated financial statements as a whole. The estimated fair value of the Notes on July 28, 2006 was approximately $108.6 million based on quoted market prices.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders was held on May 10, 2006. Two Class II directors were elected to our Board of Directors: Donald J. Breeding was elected with 16,682,297 votes for and 46,998 votes withheld, and R. Philip Shannon was elected with 16,823,332 votes for and 45,963 votes withheld. A proposal to ratify the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as the principal independent auditors for 2006 was approved with 16,681,848 votes for, 34,621 votes against, and 12,826 votes abstained.
     The following directors’ terms of office as a director continued after the Annual Meeting: Donald J. Breeding, Stephen E. Gorman, Ian Massey, James E. McGehee, Jr., Thomas S. Schreier, Jr., R. Philip Shannon, Nicholas R. Tomassetti and Philip H. Trenary.
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

	By:	/s/ Philip H. Trenary
Philip H. Trenary
Date: August 1, 2006		President and Chief Executive Officer

	By:	/s/ Peter D. Hunt
Peter D. Hunt
Date: August 1, 2006		Vice President and Chief Financial Officer