Form 10-Q
period 2006-09-30
PINNACLE AIRLINES CORP
filed 2006-11-09
CIK 1166291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Yes ☐                      No ☑
As of November 8, 2006, 22,080,585 shares of common stock were outstanding.

Part I. Financial Information
Item 1. Financial Statements
Pinnacle Airlines Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2006	2005
Operating revenues
Regional airline services	$206,827	$218,832
Other	1,673	2,111

Total operating revenues	208,500	220,943

Operating expenses
Salaries, wages and benefits	34,567	35,155
Aircraft fuel	28,041	30,555
Aircraft maintenance, materials and repairs	8,691	7,473
Aircraft rentals	66,031	73,737
Other rentals and landing fees	11,480	11,464
Ground handling services	21,663	23,616
Depreciation	1,003	1,041
Other	15,002	16,344
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(3,537)	53,914

Total operating expenses	182,941	253,299

Operating income (loss)	25,559	(32,356)

Operating income (loss) as a percentage of operating revenues	12.3%	(14.6%)

Nonoperating income (expense)
Interest expense	(1,198)	(1,109)
Interest income	640	402
Miscellaneous income (expense), net	18	(2)

Total nonoperating expense	(540)	(709)

Income (loss) before income taxes	25,019	(33,065)
Income tax expense (benefit)	9,182	(11,673)

Net income (loss)	$15,837	$(21,392)

Basic and diluted earnings (loss) per share	$0.72	$(0.98)

Shares used in computing basic earnings (loss) per share	21,945	21,908

Shares used in computing diluted earnings (loss) per share	21,990	21,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Nine Months Ended September 30,
	2006	2005
Operating revenues
Regional airline services	$614,643	$622,541
Other	5,460	6,033

Total operating revenues	620,103	628,574

Operating expenses
Salaries, wages and benefits	104,587	99,664
Aircraft fuel	81,953	84,660
Aircraft maintenance, materials and repairs	26,949	23,546
Aircraft rentals	198,093	206,632
Other rentals and landing fees	33,954	32,668
Ground handling services	65,787	69,405
Depreciation	2,932	3,019
Other	41,437	44,570
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(2,172)	53,914

Total operating expenses	553,520	618,078

Operating income	66,583	10,496

Operating income as a percentage of operating revenues	10.7%	1.7%

Nonoperating income (expense)
Interest expense	(4,150)	(3,266)
Interest income	1,789	819
Miscellaneous income (expense), net	69	(2)
Gain on extinguishment of debt	—	18,000

Total nonoperating (expense) income	(2,292)	15,551

Income before income taxes	64,291	26,047
Income tax expense	23,267	10,311

Net income	$41,024	$15,736

Basic and diluted earnings per share	$1.87	$0.72

Shares used in computing basic earnings per share	21,945	21,908

Shares used in computing diluted earnings per share	21,981	21,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets

Current assets

Cash and cash equivalents	$1,330	$31,567

Short-term investments	57,375	44,160

Receivables, net of allowance	64,157	30,192

Spare parts and supplies, net	7,571	6,368

Prepaid expenses and other assets	9,915	5,014

Deferred income taxes, net of allowance	7,566	9,146

Total current assets	147,914	126,447

Property and equipment
Aircraft and rotable spares	39,002	39,362
Other property and equipment	21,162	19,209
Office furniture and fixtures	2,031	2,002

	62,195	60,573
Less accumulated depreciation	(20,890)	(18,038)

Net property and equipment	41,305	42,535

Other assets, primarily aircraft deposits	24,225	22,765

Debt issuance costs, net	4,033	4,198

Contractual rights under airline services agreement, net	13,533	14,435

Goodwill, net	18,422	18,422

Total assets	$249,432	$228,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Liabilities and stockholders’ equity

Current liabilities

Accounts payable	$15,071	$12,945

Accrued expenses	27,795	25,161

Line of credit with First Tennessee	—	17,000

Income taxes payable	14,355	17,756

Other current liabilities	1,176	7,161

Total current liabilities	58,397	80,023

Deferred income taxes	7,507	7,426

Other liabilities	2,466	1,735

Senior convertible notes	121,000	121,000

Commitments and contingencies

Stockholders’ equity

Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, no shares issued	—	—

Series A preferred stock, stated value $100 per share; one share authorized and issued	—	—

Series common stock, par value $0.01 per share; 5,000,000 shares authorized; no shares issued	—	—

Common stock, $0.01 par value; 40,000,000 shares authorized; 22,080,585 and 21,945,260 shares issued, respectively	221	219

Additional paid-in capital	85,968	85,550

Accumulated deficit	(26,127)	(67,151)

Total stockholders’ equity	60,062	18,618

Total liabilities and stockholders’ equity	$249,432	$228,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities

Net income	$41,024	$15,736
Adjustments to reconcile net income to cash provided by operating activities:
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(2,172)	53,914
Pilot post-retirement liability	1,514	—
Depreciation	2,932	3,019
Deferred income tax (benefit) expense	1,661	(19,008)
Gain on extinguishment of debt	—	(18,000)
Stock-based compensation expense	420	436
Amortization of debt issuance costs	165	141
Amortization of contractual rights	902	379
Other	(408)	672
Changes in operating assets and liabilities:
Receivables	(34,720)	(50,859)
Spare parts and supplies	(1,511)	(1,423)
Prepaid expenses and other assets	(4,901)	192
Aircraft and engine deposits	—	(3,734)
Accounts payable and accrued expenses	4,760	12,313
Other liabilities	(3,675)	(361)
Income taxes payable	(3,401)	19,797

Cash provided by operating activities	2,590	13,214

Investing activities
Purchases of property and equipment	(2,612)	(7,068)
Purchase of contractual rights	—	(5,115)
Purchase of short-term investments	(631,090)	(45,350)
Proceeds from sale of short-term investments	617,875	41,350

Cash used in investing activities	(15,827)	(16,183)

Financing activities
Payment to extinguish note payable	—	(101,600)
(Repayment) proceeds under line of credit	(17,000)	17,000
Repayments of line of credit with Northwest	—	(5,000)
Gross proceeds from issuance of senior convertible notes	—	121,000
Debt issuance costs	—	(4,393)
Other costs to retire note payable	—	(400)

Cash (used in) provided by financing activities	(17,000)	26,607

Net (decrease) increase in cash and cash equivalents	(30,237)	23,638
Cash and cash equivalents at beginning of period	31,567	34,912

Cash and cash equivalents at end of period	$1,330	$58,550

Supplemental disclosure of cash flow information
Interest paid	$4,584	$2,584
Income tax payments	$25,006	$9,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
     Pinnacle Airlines Corp. (the ‘‘Company’’) operates through its wholly owned subsidiary, Pinnacle Airlines, Inc., as a regional airline that provides airline capacity to Northwest Airlines, Inc. (‘‘Northwest’’), a wholly owned indirect subsidiary of Northwest Airlines Corporation. The Company operates as a Northwest Airlink carrier at Northwest’s domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis, and the regional focus city of Indianapolis. As of September 30, 2006, the Company operated an all-regional jet fleet of 124 Canadair Regional Jet (‘‘CRJ’’) aircraft and offered regional airline services with approximately 696 daily departures to 116 cities in 36 states and six Canadian provinces.
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
     Generally, all amounts that Northwest owed to its creditors at the time of its filing were stayed by the bankruptcy filing. The Company’s claims against Northwest are unsecured claims. At any time during Northwest’s bankruptcy proceedings, Northwest may either assume or reject the ASA and related agreements, pending approval of the bankruptcy court. The Company is holding discussions with Northwest to determine the conditions under which Northwest will seek to assume the ASA. Although such discussions are ongoing, the Company expects that the negotiations with Northwest will result in an amended ASA that will substantially reduce the Company’s revenue, certain expenses and earnings. Northwest has also maintained that it will not agree to assume an amended ASA until the Company has reached a tentative agreement for an amended collective bargaining agreement with the Airline Pilots Association (“ALPA”), the union that represents the Company’s pilots.
     As part of its negotiations, the Company and Northwest may stipulate that the Company will receive an unsecured claim in the Northwest bankruptcy proceedings related to the Company’s losses, which will include the pre-petition receivables owed to the Company by Northwest and all other financial damages incurred by the Company. The stipulated claim amount may include an estimate of foregone earnings of the Company under its previous ASA with Northwest.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
2. Northwest Bankruptcy Filing (continued)
     The Company has currently estimated that it will ultimately receive only five percent of the pre-petition amounts owed to it by Northwest. Absent the sale of its claim to a third party, the Company would only receive such amounts after a plan of reorganization had been confirmed by the bankruptcy court and Northwest has emerged from bankruptcy. The Company could recognize a material decrease in its losses associated with the Northwest bankruptcy if it ultimately recovers more than five percent of its unsecured claim.
     Effective November 1, 2005, Northwest removed 15 aircraft from the Company’s total operating CRJ fleet and has subsequently rejected its primary lease agreements with third party lessors on these 15 aircraft, and returned the aircraft to such lessors. Northwest recently announced that it had reached a settlement with the lessors of these rejected aircraft to lease the aircraft on new terms. Northwest is under no obligation to return these aircraft to the Company’s fleet, and may choose to place these aircraft with another operator. Since November 30, 2005, the Company has not made or received any payment related to these 15 aircraft under the ASA. Although the ASA contains no minimum utilization requirements for the Company’s operating fleet, it does provide that the Company is entitled to maintain a minimum fleet of at least 139 aircraft. The Company is evaluating what legal rights and remedies it may have with respect to this breach of the ASA. At a minimum, the Company would expect to take legal action to attempt to prevent Northwest from removing additional CRJ aircraft from the Company’s operating fleet if Northwest sought to reject any additional CRJ aircraft leases prior to assuming or rejecting the ASA. In addition, the Company has requested that Northwest return to it $2,625 in security deposits related to the 15 aircraft, although Northwest has not done so. In the Company’s condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005, aircraft rental deposits of $2,625 attributable to the rejected aircraft have been classified as a pre-petition receivable from Northwest, and an allowance provided as discussed above. The Company currently believes that the $21,700 of aircraft deposits held by Northwest for its current fleet of 124 CRJ aircraft is a recoverable asset as Northwest has given no indication that it intends to reject any of the leases for these aircraft. The Company expects that the resolution of matters related to the 15 aircraft will be determined as part of its negotiations with Northwest for an amended ASA.
     As of December 31, 2005, Northwest owed the Company approximately $53,944 for amounts under the ASA that were outstanding at the time of the Northwest bankruptcy filing. The Company’s pre-petition receivable was reduced for amounts the Company owed Northwest at that time under these agreements. As of December 31, 2005, the Company had a provision of $51,523 for pre-petition amounts that it may not ultimately collect. As previously noted, the Company has established a reserve totaling 95% of its pre-petition receivable. The Company considered the historical recoveries that unsecured creditors have received in other recent major airline bankruptcies. The Company also considered its expectation that Northwest will seek to negotiate the amount of any allowed unsecured claim that the Company may have for all of its damages against Northwest, including this pre-petition receivable. Such negotiation may result in the parties stipulating an allowed unsecured claim that is less than the actual damages that the Company believes it has incurred.
     During the three and nine months ended September 30, 2006, the Company increased its provision for losses associated with the Northwest bankruptcy filing by $23 and decreased its losses by $1,529, respectively. These adjustments were made by the Company following revisions to its original estimates of receivables due from Northwest and revisions in its determination of payables subject to offsetting, primarily landing fees, owed to Northwest at the time of its bankruptcy filing. Northwest pays certain of the Company’s vendors directly and then seeks reimbursement from the Company. These amounts were not treated as offsetting at December 31, 2005 because at the time, the Company believed that third-party vendors would seek payment directly from the Company. With the passage of time and other factors, the Company concluded during the first quarter of 2006 that it would not be invoiced by third-party vendors and that the offsetting of these amounts was appropriate. The additional balances subject to offsetting caused an overall reduction in the pre-petition receivables balance and provision.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
2. Northwest Bankruptcy Filing (continued)
     As of September 30, 2006, pre-petition amounts owed from Northwest and amounts owed to Northwest subject to offsetting were $79,984 and $26,650, respectively. The resulting net pre-petition receivable of $53,334 less a provision of $50,667 for uncollectible amounts were included in accounts receivable in the Company’s condensed consolidated balance sheet as of September 30, 2006 and represents the Company’s best estimate of amounts it will recover through the Northwest bankruptcy proceedings or through future discussions with Northwest regarding the assumption of the ASA. The amount that the Company will ultimately receive for its pre-petition receivable is dependent on its negotiations with Northwest and the actual amounts that unsecured creditors receive as part of Northwest’s reorganization plan. The Company continues to evaluate its provision for pre-petition receivables from Northwest, and may make material adjustments to this provision in future periods.
     The Company’s condensed consolidated balance sheet at September 30, 2006 includes various items related to its relationship with Northwest, including rotable aircraft parts, aircraft and engine lease security deposits, goodwill and contractual rights. As of September 30, 2006 and through the filing date of this Form 10-Q, the Company has concluded that the above items are not impaired. As the Northwest bankruptcy process continues, the Company will continue to evaluate its long-lived assets for any possible impairment.
     The Company’s future operations are substantially dependent on Northwest’s successful emergence from bankruptcy and its success in retaining its current business with Northwest, or on its ability to successfully establish an alternative to the Northwest business and services. Due to the uncertainties arising from the bankruptcy proceedings of Northwest, the Company’s independent registered public accounting firm included an explanatory paragraph discussing going concern uncertainties in their “Report of Independent Registered Public Accounting Firm” related to the audit of the Company’s consolidated financial statements for the year ended December 31, 2005.
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
     In 2005, the Company recorded losses of $10,100 following Mesaba’s rejection of the sublease agreements on the Saab aircraft, which were comprised of $1,254 of rent not paid by Mesaba prior to returning the aircraft and an estimate of $8,846 for future sublease losses. These losses were reduced by $2,025 for future sublease payments the Company reasonably expected to recover through the bankruptcy proceedings of Mesaba and Northwest. Estimates of future sublease losses are based on the difference between the Company’s obligations under its original lease agreements and the net cash flows it expects to receive from future sublease agreements. The Company’s expected net cash flows consider current estimates of market rental rates and costs necessary to restore the aircraft to a condition suitable for sublease, originally estimated to be $3,427. During the three months ended September 30, 2006, the Company began the refurbishment process and reduced its estimate of costs necessary to refurbish the aircraft to $2,326.
     On October 4, 2006, the Company entered into an assignment of claim agreement (the “Agreement”) with Goldman Sachs Credit Partners L.P. (“Goldman Sachs”). In the Agreement, the Company assigned to Goldman Sachs all of its rights with respect to its deficiency claim against Mesaba as set forth in the proof of claim filed in the bankruptcy court. Under the Agreement, Goldman Sachs agreed to pay the Company 42% of the final allowed claim, which ultimately will be determined by a final order in Mesaba’s bankruptcy proceedings. On October 5, 2006, Goldman Sachs advanced to the Company $5,234, which is equal to 80% of the purchase price based on the claim amount set forth in the Company’s proof of claim. The Agreement contains a provision for an additional payment from (or payment to) Goldman Sachs

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
3. Mesaba Bankruptcy Filing (continued)
once the final allowed amount of the claim is determined. Should the Company’s ultimate claim against Mesaba be less than that contained in the assignment agreement with Goldman Sachs, the Company will be required to pay Goldman Sachs interest on any difference.
     For the three and nine months ended September 30, 2006, the Company recorded a reduction of expected sublease losses of $3,560 and $644, respectively. During the three months ended September 30, 2006, the Company recorded a reduction of $3,061 to increase to 42% the amount of its total recorded losses that may ultimately be recovered and a $499 reduction, net of expected recovery, in other estimates, primarily its estimate of costs necessary to restore the Saab aircraft. These changes in estimates increased EPS by $0.10 and $0.02 for the three and nine months ended September 30, 2006, respectively.
     The Company’s accrued future sublease losses, net of expected recovery, as of September 30, 2006 and December 31, 2005 are included in other current liabilities in the amount of $98 and $5,396, respectively, and other liabilities in the amounts of $809 and $1,425, respectively, on the Company’s condensed consolidated balance sheets.
     On September 30, 2006, the total amount the Company was obligated to pay over the remaining lease terms of the 11 Saab aircraft was approximately $5,614.
4. Aircraft Security Deposits
     Pursuant to the terms of the airline sublease agreements associated with the ASA, Northwest may request additional security deposits in the amount of $21,700 once the promissory note issued to Northwest, dated January 14, 2003 and with a stated maturity of December 2009, has been paid in full and retired (see Note 7 for further discussion of the note payable to Northwest). Northwest has made such request, and demanded that the Company pay these additional security deposits in March 2006. Northwest has extended the deadline for its demand to November 13, 2006. The Company expects that ultimately the amount of security deposits required by Northwest as part of the future relationship between the companies will be addressed through ongoing discussions concerning assumption of the ASA. If this issue is not resolved by November 13, or if Northwest does not extend its deadline beyond November 13, then the Company may seek legal remedies to avoid payment of these security deposits to Northwest. The Company does not know if it will be successful in avoiding this deposit payment. Any payments the Company would make as a result of this request would be classified as other assets on its condensed consolidated balance sheet.
5. Related Party Transactions
     Northwest is a related party of the Company. As previously noted, the Company generates substantially all of its revenue from its ASA with Northwest. Under this agreement, the Company uses the name “Northwest Airlink” on all of its flights and leases all of its CRJs from Northwest. Northwest is the owner of 2,492 shares of the Company’s common stock and the Company’s Series A preferred stock.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
5. Related Party Transactions (continued)
     Amounts recorded in the Company’s condensed consolidated statements of operations for transactions with Northwest for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Regional airline services revenue	$206,827	$218,832	$614,643	$622,541
Other revenue	1,107	1,644	3,598	4,436
Expenses:
Aircraft fuel	27,923	30,555	81,573	84,660
Aircraft rentals	66,031	73,737	198,093	206,632
Other rentals and landing fees	5,008	2,813	15,189	8,438
Ground handling services	16,006	17,657	49,287	49,699
Other	1,306	1,186	3,574	1,699
Provision for increases (decreases) in losses associated with bankruptcy filings of Northwest and Mesaba	23	49,030	(1,529)	49,030
Interest expense	—	—	—	463
     Net amounts due from Northwest as of September 30, 2006 and December 31, 2005 were $61,944 and $28,630, respectively, and are included in accounts receivable in the Company’s condensed consolidated balance sheets. The higher than normal receivable at September 30, 2006 resulted from the receipt of the normal month-end payment from Northwest totaling $31,739 on October 2, 2006, due to the fact that the contractual payment date of September 30 fell on a weekend. These balances also included pre-petition receivables, net of allowances, of $2,667 and $2,421, representing amounts owed to the Company at the time of the Northwest bankruptcy filing, as discussed in Note 2. The remainder of the balance represents post-petition trade receivables, which Northwest has paid in accordance with the terms of the ASA. Therefore, the Company has concluded that an allowance is not necessary for these post-petition receivables. The expense of $23 and the benefit of $1,529 represent changes in the Company’s allowance for uncollectible pre-petition receivables following changes to the Company’s original estimate of pre-petition amounts due from Northwest and amounts subject to offsetting.
     Certain trade amounts, primarily relating to landing fees, ground handling and facilities rentals, due to Northwest as of September 30, 2006 and December 31, 2005 were $7,132, and $4,266, respectively, and are included in accounts payable in the Company’s condensed consolidated balance sheets.
     In accordance with the ASA, aircraft fuel costs are reimbursed in full by Northwest and may not exceed $0.78 per gallon.
     The Company has certain business transactions with Mesaba. Ground handling services obtained from Mesaba for the three months ended September 30, 2006 and 2005 were $3,878 and $4,528, respectively. For the nine months ended September 30, 2006 and 2005, the Company obtained ground handling services from Mesaba totaling $12,522 and $13,343, respectively. Ground handling services provided to Mesaba for the three months ended September 30, 2006 and 2005 totaled $298 and $289, respectively. For the nine months ended September 30, 2006 and 2005, the Company provided ground handling services in the amount of $1,325 and $1,039, respectively, which are included in other operating revenue in the Company’s condensed consolidated statements of operations.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
6. Employee Benefit Plans
     During the nine months ended September 30, 2006, the Company recognized a non-cash charge of $1,300, $830 net of tax and $0.04 per share, which represented the impact on prior years for the accumulated post-retirement benefit obligation (“APBO”) related to the Retired Pilots Insurance Benefit outlined in its Pilots’ Collective Bargaining Agreement dated May 1, 1999. Net periodic benefit cost of this postretirement healthcare plan was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$26	$—	$158	$—
Interest cost	9	—	56	—
Adjustment related to prior periods	(77)	—	1,300	—

Periodic (benefit) cost	$(42)	$—	$1,514	$—

     The amounts were not material in any individual prior period. In determining its conclusion on materiality, the Company relied on the guidance provided in Staff Accounting Bulletin No. 99, Materiality (“SAB 99”). In following this guidance, the Company thoroughly considered all relevant quantitative and qualitative factors in reaching its conclusion that this adjustment was immaterial. Some of the quantitative factors considered were the fact that the impact of this error on an annual basis never exceeded 2% of the Company’s pre-tax income for any year from 1999 through 2004. The impact of the error on 2005 pre-tax income was 3%; however, 2005 pre-tax income included a charge of $53,914 associated with the bankruptcy filings of Northwest and Mesaba and a $18,000 gain from the repurchase of debt. Some of the qualitative factors considered were the fact that the misstatement did not hide a failure to meet analysts’ expectations, the misstatement did not change a loss to income or vice versa for any of the fiscal years in question, the misstatement did not have a material impact on incentive compensation plans, and the error has not affected the Company’s compliance with regulatory requirements, covenants under debt or similar agreements or contractual requirements of operating and other agreements.
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
     On September 16, 2005, the Company drew down the entire amount of the facility. Borrowings under the facility remained at $17,000 until June 16, 2006, the Revolver’s expiration date, when the Company repaid the entire amount.
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
     As discussed in Note 3, 11 Saab 340 aircraft were subleased to Mesaba at the time of its bankruptcy filing. In January 2006, Mesaba rejected the subleases of the aircraft and returned them to the Company. Two of the 11 aircraft leases will expire in the fourth quarter of 2006 and seven of the remaining nine aircraft leases will expire in the first quarter of 2007. The aircraft will be returned to the lessor upon expiration of the leases. The Company expects to sublease the two remaining aircraft whose leases don’t expire until the first quarter of 2009.
     The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under noncancelable operating leases with initial or remaining lease terms in excess of one year as of September 30, 2006:

	Operating Leases
	Aircraft	Non-aircraft
Remainder of 2006	$66,840	$4,289
2007	262,785	16,807
2008	261,792	16,032
2009	260,458	15,787
2010	260,400	15,835
Thereafter	1,822,800	50,395

Total minimum operating lease payments	$2,935,075	$119,145

     The obligations shown above have not been reduced by any amounts the Company expects to receive through the subleasing of the 11 Saab aircraft discussed in Note 3.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
10. Earnings (Loss) Per Share
     The Company accounts for earnings (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share.” Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the periods presented.
     Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company has not considered any possible dilution related to the Notes. No increase in the number of shares used in the Company’s diluted earnings per share calculation will result from the Notes during a reporting period unless the Company’s average price of its common stock during such reporting period exceeds the initial conversion price of $13.22, and then only to the extent of that excess.
     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$15,837	$(21,392)	$41,024	$15,736

Basic and diluted earnings (loss) per share	$0.72	$(0.98)	$1.87	$0.72

Share computation:
Weighted average number of shares out-standing for basic earnings per share	21,945	21,908	21,945	21,908
Unvested restricted stock	45	—	36	15

Weighted average number of shares out-standing for diluted earnings per share	21,990	21,908	21,981	21,923

     Options to purchase 935 and 699 shares of common stock were excluded from the diluted EPS calculation at September 30, 2006 and 2005, respectively, because their effect would be anti-dilutive.
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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
11. Stock-Based Compensation (continued)
     For the three and nine months ended September 30, 2006, the adoption of SFAS 123R’s fair value method has resulted in additional expense in the amount of $78 and $227, respectively, related to stock options, than if the Company had continued to account for stock-based compensation under APB 25. This additional stock-based compensation lowered pre-tax earnings and net income by $78 and $49, respectively, for the three months ended September 30, 2006. This additional stock-based compensation lowered pre-tax earnings and net income by $227 and $145, respectively, for the nine months ended September 30, 2006. The additional expense had less than a $0.01 impact on basic and diluted earnings per share. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123R.
     As the Company currently has no excess tax benefits related to SFAS 123R, its adoption has not affected the Company’s condensed consolidated statement of cash flows. The impact of adopting SFAS 123R on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.
     The Company grants stock-based compensation under its 2003 Stock Incentive Plan. As of September 30, 2006, there were 1,028 remaining shares reserved for issuance under this plan.
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
     In January 2006, the Company granted 292 stock options to its executive officers, members of its Board of Directors and certain other employees. The option grants vest ratably over a three-year period and expire ten years from the grant date. Under the newly adopted provisions of SFAS 123R, the Company recorded compensation expense in the amount of $78 and $227 related to the grant of these stock options during the three and nine months ended September 30, 2006. Under the previous standards included in APB 25, the Company would not have recorded any stock compensation expense during the three and nine months ended September 30, 2006. Compensation cost yet to be recognized related to this grant was $441, net of tax, as of September 30, 2006. This cost will be recognized over the next 2.3 years.
     A summary of stock option activity since the Company’s most recent year end is as follows:

		Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2005	652	$13.88
Granted	292	$6.47
Forfeited	9	$14.00

Outstanding at September 30, 2006	935	$11.56

Options exercisable at September 30, 2006	643	$13.87

     Exercise prices for all options outstanding as of September 30, 2006 ranged from $6.47 to $14.00. The weighted average grant date fair value and weighted-average remaining contractual life of those options was $6.98 per share and 7.8 years, respectively, at September 30, 2006. Exercise prices for the 643 exercisable options outstanding as of September 30, 2006 ranged from $10.23 to $14.00. The weighted average grant date fair value and weighted-average remaining contractual life of these exercisable options were $5.88 per share and 7.2 years, respectively, at September 30, 2006.

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
     Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic value method prescribed by APB 25 and SFAS 123. Since the Company’s stock options had all been granted with exercise prices at the market price of the underlying stock on the date of grant, no compensation expense had been recognized under APB 25. The following table illustrates the effect on net income and earnings per share assuming the compensation costs for the Company’s stock option and purchase plan had been recorded in the three and nine months ended September 30, 2005 based on the fair value method under SFAS 123:

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
11. Stock-Based Compensation (continued)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income (loss), as reported	$(21,392)	$15,736
Add: Stock-based compensation expense included in reported net income, net of tax	61	275
Deduct: Total pro forma stock-based compensation expense, net of tax	(259)	(946)

Pro forma net income (loss)	$(21,590)	$15,065

Earnings (loss) per common share:
Basic and diluted — as reported	$(0.98)	$0.72
Basic and diluted — pro forma	$(0.99)	$0.69
Restricted Stock
     In January 2006, the Company awarded 135 shares of restricted stock to certain officers and members of the Board of Directors under the Company’s 2003 Stock Incentive Plan. Using the straight-line method, this amount is being expensed ratably over the three-year vesting period. During the three and nine months ended September 30, 2006, the Company recognized $66 and $193, respectively, of compensation expense related to this grant of restricted stock. Compensation cost yet to be recognized related to this restricted stock grant was $380, net of tax, as of September 30, 2006. This cost will be recognized over the next 2.3 years.
     During the vesting periods, grantees have voting rights, but the shares may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of, alienated or encumbered. Additionally, granted but unvested shares are forfeited upon a grantee’s separation from service.
12. Income Taxes
     The following summarizes the significant components of the Company’s income tax expense (benefit) for the periods indicated:

	Three Months Ended September 30,
	2006		2005
	$	%	$	%
Income tax expense at statutory rate	$8,757	35.0%	$(11,573)	(35.0)%
State income taxes, net of federal taxes	652	2.6%	(93)	(0.3)%
Valuation allowance	(88)	(0.3)%	—	—
Other	(139)	(0.6)%	(7)	(0.0)%

Income tax expense (benefit)	$9,182	36.7%	$(11,673)	(35.3)%

	Nine Months Ended September 30,
	2006		2005
	$	%	$	%
Income tax expense at statutory rate	$22,502	35.0%	$9,116	35.0%
State income taxes, net of federal taxes	1,451	2.3%	1,134	4.4%
Valuation allowance	(288)	(0.4)%	—	—
Other	(398)	(0.7)%	61	0.2%

Income tax expense	$23,267	36.2%	$10,311	39.6%

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
12. Income Taxes (continued)
     The Company has assessed its risks regarding various potential tax matters in a number of jurisdictions and provided accruals of approximately $14,666 and $14,296 at September 30, 2006, and December 31, 2005, respectively. The ultimate amount of the liabilities, if any, may vary; however, the Company believes it has adequate reserves for its assessed risks.
     In connection with the $57,426 of cumulative losses from the bankruptcy filings of Northwest and Mesaba, the Company has recorded a deferred tax benefit of $6,474 as of September 30, 2006, which represents the future federal and state income tax deductions provided to the Company from these losses. After conducting an evaluation of the recoverability of these tax benefits as of September 30, 2006, the Company concluded that the valuation allowance established at December 31, 2005 for certain deferred tax assets in states that do not allow for any carryback of taxable losses should be lowered from $288 to $0. This change in estimate reduced the Company’s effective tax rate for the nine months ended September 30, 2006 by approximately 0.4%.
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
     The Company is currently under IRS audit for the tax years 2003, 2004 and 2005. The Company believes that it has provided sufficiently for all audit exposures. The Company’s future earnings, cash flow and liquidity could be materially impacted should the IRS propose any adjustments as a result of its audit. Settlement of this audit or the expiration of the statute of limitations on the assessment of income taxes for any tax year may also result in a change in future tax provisions.
     The FASB issued FASB Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes,” on July 13, 2006. The new rules will be effective for the Company beginning January 1, 2007. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The effective date for the Company is January 1, 2007. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. At this time, the Company has not completed its review and assessment of the impact of adoption of FIN 48.
13. Contractual Rights under Airline Services Agreement
     Contractual rights were acquired from Northwest under Amendment No. 4 to the ASA. Among other things, Amendment No. 4 granted the Company the right to operate an additional ten CRJs during the remaining term of the ASA. The delivery of the ten additional aircraft, which began in the second quarter of 2005, increased the Company’s fleet to 139 aircraft. In consideration of these contractual rights, the Company agreed to pay $15,115 to Northwest, which is being amortized on a straight-line basis over the remaining term of the ASA. The Company recorded a reduction to regional airline services revenue of $301 and $902, respectively, during the three and nine months ended September 30, 2006 related to the amortization of this intangible asset and expects future amortization to be $301 for the remainder of 2006 and $1,203 annually in years 2007 through 2017.
     As discussed in Note 2, the Company will continue to evaluate these contractual rights for impairment as Northwest proceeds through the bankruptcy process. As of September 30, 2006, the Company has concluded that its contractual rights are not impaired.

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
     At September 30, 2006, the Company had $57,375 invested in auction rate securities (“ARS”), including $12,550 in auction rate preferred stock and $44,825 in auction rate certificates. The auction rate certificates are issued by U.S. states and political subdivisions of the states. The Company classifies investments in ARS as short-term investments on the Company’s condensed consolidated balance sheet. Although ARS typically have long-term or no stated maturities, these investments have characteristics similar to short-term investments because the securities are periodically repriced at predetermined intervals, generally every 7-35 days, through an auction process.
     The contractual maturity for the auction rate certificates was approximately four years for $1,200 of the certificates, and more than ten years for $43,625 of the certificates.
     Proceeds from the sale of available-for-sale securities were $224,965 for the three months ended September 30, 2006 and $617,875 for the nine months ended September 30, 2006. Proceeds from the sale of available-for-sale securities were $41,350 for the three and nine months ended September 30, 2005.
     Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are reported as a separate component of accumulated other comprehensive income in shareholders’ equity until realized. All income generated from these securities in 2006 was from earned interest and there were no unrealized or realized gains or losses for the three and nine months ended September 30, 2006 or 2005.
15. Commitments and Contingencies
     Employees. As of September 30, 2006, approximately 78% of the Company’s workforce were members of unions representing pilots (32%), flight attendants (16%), customer service agents (29%) and dispatchers (1%). The collective bargaining agreement between the Company and ALPA covering the Company’s pilots became amendable on April 30, 2005. Since that time, both parties have worked in earnest to complete a new agreement, but have been unable to do so. On August 22, 2006, Pinnacle filed for mediation between the two parties with the National Mediation Board. Both parties have met several times with the mediator assigned to the case, but have not been able to reach agreement. It is not possible at this time to determine when the mediation process will reach conclusion. The collective bargaining agreement for flight attendants became amendable on July 31, 2006. The Company has held some discussions with the United Steel Workers, the union that represents its flight attendants, and expects to complete negotiations in early 2007. The collective bargaining agreement for customer service agents becomes amendable on March 19, 2010. In August 2005, the Company’s flight dispatchers elected representation by the Transport Workers Union of America AFL-CIO, Air Transport Division (“TWU”). The Company and the TWU began initial discussions in April 2006 and expect to complete negotiations in early 2007. The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable.
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
     The Company has contractual obligations of approximately $3,172 under certain software license agreements with various service providers. The contracts vary in term and extend through 2012. Contractual obligations to these service providers are $255 for the remainder of 2006, $959 in 2007, approximately $459 per year in 2008 through 2011, and $122 in 2012.
     The Company has contractual obligations of approximately $600 under agreements with various aircraft parts suppliers and service providers, consisting of approximately $80 for the remainder of 2006 and averaging $130 per year in years 2007 through 2010.
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
Overview
     Total operating revenues for the three and nine months ended September 30, 2006 were $208.5 million and $620.1 million, respectively, which represented decreases of 6% and 1%, respectively, over the same periods in 2005. Regional airline services revenue for the three and nine months ended September 30, 2006 were $206.8 million and $614.6 million, respectively, which represented decreases of 5% and 1%, respectively, over the same periods in 2005.
     Our available seat miles (“ASMs”), block hours and cycles decreased by approximately 6%, 9% and 4%, respectively, during the three months ended September 30, 2006, compared to the same period in 2005. Our ASMs and block hours decreased by approximately 4% and 5%, respectively, and cycles increased by less than 1% during the nine months ended September 30, 2006, compared to the same period in 2005.
     For the three and nine months ended September 30, 2006, we had operating income of $25.6 million and $66.6 million, respectively, which represented increases of $57.9 million and $56.1 million over the same periods in 2005. For the three and nine months ended September 30, 2005, our results included a provision for losses associated with the bankruptcy filings of Northwest and Mesaba in the amount of $53.9 million. For the three and nine months ended September 30, 2006, we recorded benefits of $3.5 million and $2.2 million, respectively, for reductions in our previous loss estimates associated with these bankruptcy filings.
     Our net income for the three months ended September 30, 2006 was $15.8 million and our net loss for the three months ended September 30, 2005 was $21.4 million. Our net income for the nine months ended September 30, 2006 and 2005 was $41.0 million and $15.7 million, respectively. Net income for the nine months ended September 30, 2005 included a nonrecurring pre-tax gain of $18.0 million ($11.3 million net of related income taxes) from the repurchase of the note payable to Northwest that occurred in February 2005, as well as the $53.9 million provision for losses associated with the bankruptcy filings of Northwest and Mesaba discussed above.
     The following reconciles our operating income, net income and diluted earnings per share (“EPS”) as reported in accordance with generally accepted accounting principles (“GAAP”) for the three and nine months ended September 30, 2006 and 2005 to non-GAAP measures excluding the losses (gains) associated with the bankruptcy filings of Northwest and Mesaba, the nonrecurring charge related to the previously unrecorded obligation for pilot post-retirement health care benefits that were recorded during the three months ended June 30, 2006 and the gain associated with our February 2005 repurchase of debt. We believe that this information is useful as it indicates more clearly our comparative year-to-year results. None of this information should be considered a substitute for any measures prepared in accordance with GAAP. We have included this reconciliation of non-GAAP financial measures to our most comparable GAAP financial measures included herein.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

	Three Months Ended September 30,
			% Increase
	2006	2005	(Decrease)
	(in thousands, except per share data)
Operating Income:
Operating income (loss) in accordance with GAAP	$25,559	$(32,356)	179%
Add: Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(3,537)	53,914	(107)%

Non-GAAP operating income	$22,022	$21,558	2%

Net Income:

Net income (loss) in accordance with GAAP	$15,837	$(21,392)	174%
Add: Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba, net of related tax	(2,227)	34,519	(106)%

Non-GAAP net income	$13,610	$13,127	4%

Basic and Diluted EPS:
Basic and diluted EPS in accordance with GAAP	$0.72	$(0.98)	173%
Add: Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba, net of related tax	(0.10)	1.58	(106)%

Non-GAAP basic and diluted EPS	$0.62	$0.60	3%

	Nine Months Ended September 30,
			% Increase
	2006	2005	(Decrease)
	(in thousands, except per share data)
Operating Income:
Operating income in accordance with GAAP	$66,583	$10,496	534%
Add: Pilot post-retirement liability	1,300	—	100%
Add: Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(2,172)	53,914	(104)%

Non-GAAP operating income	$65,711	$64,410	2%

Net Income:
Net income in accordance with GAAP	$41,024	$15,736	161%
Add: Pilot post-retirement liability, net of related tax	830	—	100%
Add: Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba, net of related tax	(1,366)	34,519	(104)%
Deduct: Gain on repurchase of debt, net of related tax	—	(11,302)	(100)%

Non-GAAP net income	$40,488	$38,953	4%

Basic and Diluted EPS:
Basic and diluted EPS in accordance with GAAP	$1.87	$0.72	160%
Add: Pilot post-retirement liability, net of related tax	0.04	—	100%
Add: Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba, net of related tax	(0.07)	1.58	(104)%
Deduct: Gain on repurchase of debt, net of related tax	—	(0.52)	(100)%

Non-GAAP basic and diluted EPS	$1.84	$1.78	3%

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Outlook
     We are holding discussions with Northwest to determine the conditions under which Northwest will seek to assume the ASA. Although such discussions are ongoing, we expect that the negotiations with Northwest will result in an amended ASA that will substantially reduce our revenue, certain expenses and earnings. Northwest has also maintained that it will not agree to assume an amended ASA until we have reached a tentative agreement for an amended collective bargaining agreement with the Airline Pilots Association (“ALPA”), the union that represents our pilots. As part of the negotiations, we and Northwest may agree to a stipulated unsecured claim amount related to our losses resulting from Northwest’s bankruptcy proceedings. We cannot predict the timing of concluding negotiations with ALPA or with Northwest. We understand that Northwest has discussed options with other parties to replace our flying, and we cannot predict whether we will successfully reach settlement with Northwest.
     During October 2006, Northwest placed orders for 36 CRJ-900 aircraft and 36 EMB-175 aircraft, both with seating capacities of 76 seats. Northwest announced that the 36 EMB-175 aircraft will be operated by its newly formed subsidiary, Compass Air. Northwest will select another partner to operate the 36 CRJ-900 aircraft in the near future. In addition, Northwest has entered into new lease agreements for 15 CRJ-200 aircraft that were previously rejected during Northwest’s bankruptcy proceedings. We intend to submit a proposal to Northwest to operate both the 36 CRJ-900 and 15 CRJ-200 aircraft, although we also expect a number of our competitors to submit proposals to Northwest. The competition for additional regional jet capacity is intense, and there is no assurance that we will be successful in obtaining a commitment from Northwest for any additional regional aircraft.
     The collective bargaining agreement between our company and ALPA became amendable in April 2005. We have been actively negotiating with ALPA for the past several months. In August 2006, we filed for mediation with the National Mediation Board. Since that time, we have met with the mediator assigned to our case and with ALPA, but we have not reached resolution on an amended collective bargaining agreement. We have informed ALPA that Northwest will require successful resolution of our pilot contract negotiations as a condition to assuming our ASA. It is our intention to conclude negotiations with ALPA shortly.
     Subject to certain restrictions, our ASA with Northwest allows us to establish separate operations to provide regional airline service to other major carriers. We believe that our low cost structure and high operational performance will make us an attractive partner for other major airlines, and we have been actively seeking such opportunities. No assurance can be made that we will be successful in obtaining new business with other major carriers.
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
     The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2006 compared to the same periods in 2005.
Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005
Revenues
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
     The following schedule summarizes operating revenue, operating expenses, and operating income by type for the periods indicated:

	Three Months Ended September 30,
	(in thousands)
	2006				2005
	Reimbursed	Unreimbursed	Other	Total	Reimbursed	Unreimbursed	Other	Total
Operating revenues:
Regional airline services	$136,968	$69,859	$—	$206,827	$148,291	$70,541	$—	$218,832
Other revenue	—	1,673	—	1,673	—	2,111	—	2,111

Total operating revenues	136,968	71,532	—	208,500	148,291	72,652	—	220,943

Operating expenses:
Salaries, wages and benefits	—	34,567	—	34,567	—	35,155	—	35,155
Aircraft fuel	27,923	118	—	28,041	30,338	217	—	30,555
Aircraft maintenance, materials and repairs	3,626	5,065	—	8,691	2,537	4,936	—	7,473
Aircraft rentals	66,031	—	—	66,031	73,737	—	—	73,737
Other rentals and landing fees	4,820	6,660	—	11,480	4,726	6,738	—	11,464
Ground handling services	15,940	5,723	—	21,663	17,637	5,979	—	23,616
Depreciation	—	1,003	—	1,003	—	1,041	—	1,041
Other	4,931	10,071	—	15,002	4,487	11,857	—	16,344
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	—	—	(3,537)	(3,537)	—	—	53,914	53,914

Total operating expenses	123,271	63,207	(3,537)	182,941	133,462	65,923	53,914	253,299

Operating income:	$13,697	$8,325	$3,537	$25,559	$14,829	$6,729	$(53,914)	$(32,356)

Operating income as a percent of operating revenues	10.0%	11.6%		12.3%	10.0%	9.3%		(14.6%)
     Operating revenue of $208.5 million for the three months ended September 30, 2006 decreased $12.4 million, or 6%, from operating revenue of $220.9 million for the same period in 2005. The decrease in revenue was primarily due to a decrease of $11.3 million in revenue associated with expense reimbursements. The most significant decreases in reimbursable expenses, primarily aircraft rent, aircraft fuel and ground handling services provided by Northwest, were caused by a decreased fleet size in 2006. In November 2005, Northwest removed 15 aircraft from our fleet, a decrease of 11% in our fleet size, and subsequently rejected its primary lease agreements with third party lessors. These aircraft have now been returned to such lessors. Our decrease in revenue compared to our decrease in fleet size is offset by an ASA rate increase, resulting in an increase in revenue of $4.0 million for the three months ended September 30, 2006.
     We maintained a fleet size of 124 aircraft during the three months ended September 30, 2006. Our fleet size of 124 aircraft was 11% less than the average daily fleet size in the three months ended September 30, 2005 of 139 aircraft. During the three months ended September 30, 2005, we accepted delivery of two CRJ aircraft and ended the quarter with a fleet of 139 CRJ aircraft.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     We have not accepted any additional CRJ aircraft in 2006. A smaller 2006 fleet was the primary cause of decreases in completed cycles and block hours of 4% and 9%, respectively.
Operating Expenses
     Total operating expenses for the three months ended September 30, 2006 decreased by $70.4 million and 28%. The decrease in operating expenses was attributable to our decrease in operations following the removal of 15 CRJ aircraft from our fleet in November 2005 and a $57.5 million decrease in bankruptcy related expense.
     Aircraft fuel expense decreased $2.5 million, or 8%, due primarily to the 9% decrease in block hours. In accordance with the ASA, aircraft fuel costs are reimbursed in full by Northwest and may not exceed $0.78 per gallon.
     Aircraft maintenance, materials and repairs expenses increased approximately $1.2 million or 16%. This increase in expense is due primarily to a $2.0 million increase in costs associated with our auxiliary power unit maintenance contracts, which was reduced during the third quarter of 2005 after we finalized the terms of our new contract and recorded an adjustment to previous estimates. This increase was offset by a decrease of $0.8 million in expenses associated with heavy checks. We performed nine heavy checks in the three months ended September 30, 2006 while we performed 15 in the three months ended September 30, 2005.
     Aircraft rental expense decreased $7.7 million, or 10%, due to the 11% reduction in our fleet that occurred in November 2005. As previously noted, we sublease our CRJ aircraft from Northwest under operating leases that expire December 31, 2017. The monthly lease rates include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Northwest reimburses aircraft rental expense in full under the ASA.
     Ground handling services decreased by $2.0 million, or 8%, due primarily to the $1.7 million decrease in ground handling from Northwest as a result in an increase in the number of cities in which ground handling functions are performed by our employees. The remainder of the decrease is due to a 4% decrease in the number of departures performed and a change in the mix of cities served.
     The $1.3 million, or 8%, decrease in other expenses included a decrease of $0.4 million in crew overnight accommodations expense, and a decrease of $0.2 million of simulator training costs for pilots, both of which were attributable to a decrease in operations. There was also a decrease of $0.6 million for professional services associated with the bankruptcy process and ongoing projects.
Income Tax Expense
     For the three months ended September 30, 2006, our income tax expense increased by $20.9 million, mainly due to a $58.1 million increase in pre-tax income as compared to the same period in 2005.
     Our effective tax rate for the three months ended September 30, 2006 was 1.4 points higher than the same period in 2005. Due to the limitations on the carryback of losses in certain states, we were not able to recognize the full tax benefit of our pre-tax loss in 2005.
Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005
Revenues
     The following schedule summarizes operating revenue, operating expenses, and operating income by type for the periods indicated:

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

	Nine Months Ended September 30,
	(in thousands)
	2006				2005
	Reimbursed	Unreimbursed	Other	Total	Reimbursed	Unreimbursed	Other	Total
Operating revenues:
Regional airline services	$407,816	$206,827	$—	$614,643	$420,349	$202,192	$—	$622,541
Other revenue	—	5,460	—	5,460	—	6,033	—	6,033

Total operating revenues	407,816	212,287	—	620,103	420,349	208,225	—	628,574

Operating expenses:
Salaries, wages and benefits	—	104,587	—	104,587	—	99,664	—	99,664
Aircraft fuel	81,573	380	—	81,953	84,172	488	—	84,660
Aircraft maintenance, materials and repairs	12,063	14,886	—	26,949	10,030	13,516	—	23,546
Aircraft rentals	198,093	—	—	198,093	206,632	—	—	206,632
Other rentals and landing fees	14,627	19,327	—	33,954	14,068	18,600	—	32,668
Ground handling services	49,141	16,646	—	65,787	51,528	17,877	—	69,405
Depreciation	—	2,932	—	2,932	—	3,019	—	3,019
Other	11,537	29,900	—	41,437	11,884	32,686	—	44,570
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	—	—	(2,172)	(2,172)	—	—	53,914	53,914

Total operating expenses	367,034	188,658	(2,172)	553,520	378,314	185,850	53,914	618,078

Operating income:	$40,782	$23,629	$2,172	$66,583	$42,035	$22,375	$(53,914)	$10,496

Operating income as a percent of operating revenues	10.0%	11.1%		10.7%	10.0%	10.7%		1.7%
     Operating revenue of $620.1 million for the nine months ended September 30, 2006 decreased $8.5 million, or 1%, over operating revenue of $628.6 million for the same period in 2005. The decrease in revenue was primarily due to a decrease of $12.5 million in revenue associated with expense reimbursements. The most significant decreases in reimbursable expenses, primarily aircraft rent, aircraft fuel and ground handling services provided by Northwest, were caused by a decreased fleet size in 2006. As previously discussed, in November 2005, Northwest removed 15 aircraft from our fleet, a decrease of 11% in our fleet size, and subsequently rejected its primary lease agreements with third party lessors. Our decrease in revenue compared to our decrease in fleet size is offset by an ASA rate increase, resulting in an increase in revenue of $11.1 million for the nine months ended September 30, 2006.
     The variances in the number of cycles and block hours were impacted by a 6% reduction in our average stage length from 502 miles to 471 miles.
Operating Expenses
     Total operating expenses for the nine months ended September 30, 2006 decreased by $64.6 million and 10%. The decrease in operating expenses was attributable to our decrease in operations following the removal of 15 CRJ aircraft from our fleet in November 2005 and a $56.1 million decrease in bankruptcy related expense.
     Salaries, wages and benefits increased by $4.9 million, or 5%, due to the recording of the $1.5 million post-retirement liability for pilots, of which $1.3 million was related to prior periods, as discussed in Note 6 of Item 1 of this Form 10-Q. The remainder of the increase was attributable to increases in wage rates and benefits, most notably an increase of $2.3 million in pilot and pilot trainer wages and benefits.
     Aircraft maintenance, materials and repairs expenses increased approximately $3.4 million and 14% due to a $1.0 million increase in engine expense related to foreign object damage events that occurred in early 2006, a $0.9 million increase in auxiliary power unit maintenance contracts and a $0.3 million increase in heavy check related expense.
     Ground handling services decreased by $3.6 million, or 5%, due primarily to an increase in the number of cities in which ground handling functions are performed by our employees instead of being outsourced. The remaining decrease is attributable to a change in the mix of cities served and a slight increase in cycles and a one time payment of $0.3 million to Mesaba in 2005 for inflation adjustments to ground handling rates.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     The $3.1 million, or 7%, decrease in other expenses was primarily attributable to the decrease in operations, most notably a $0.6 million decrease in training expenses, a $0.4 million decrease in food and beverage costs and a $0.4 million decrease in crew overnight accommodations expense.
Nonoperating Income and Expenses
     Miscellaneous income for the nine months ended September 30, 2005 consists of a gain of $18.0 million recorded in connection with the repurchase of our debt with Northwest. There were no such transactions for the same period in 2006.
Income Tax Expense
     For the nine months ended September 30, 2006, our tax expenses were lower than for the same period in 2005, mainly due to the capital gain of $18.0 million we recorded in 2005 in connection with the repurchase of our debt with Northwest.
     The decrease in our effective tax rate for the nine months ended September 30, 2006, was mainly due to a decrease of $0.3 million in valuation allowances established at December 31, 2005 related to deferred tax benefits associated with bankruptcy losses of Northwest and Mesaba. The effective rate also decreased slightly from an increase in non-taxable income earned on short-term investments.
Certain Statistical Information
     Information with respect to our operating expense components as a percentage of revenue, as cents per available seat miles (“ASMs”) and as dollars per block hour is as follows:

	Three Months Ended September 30,
	2006				2005
	Amount	Percent of	Cents per	Cost per	Amount (in	Percent of	Cents per	Cost per
	(in thousands)	Revenue	ASM	Block Hour	thousands)	Revenue	ASM	Block Hour
Operating expenses:
Salaries, wages and benefits	$34,567	17%	2.37	$331	$35,155	16%	2.26	$305
Aircraft fuel	28,041	13%	1.92	269	30,555	14%	1.96	265
Aircraft maintenance, materials and repairs	8,691	4%	0.59	83	7,473	4%	0.48	65
Aircraft rentals	66,031	32%	4.52	632	73,737	33%	4.74	639
Other rentals and landing fees	11,480	6%	0.79	110	11,464	5%	0.74	99
Ground handling services	21,663	10%	1.48	207	23,616	11%	1.52	205
Depreciation	1,003	1%	0.07	10	1,041	0%	0.07	9
Other	15,002	7%	1.03	144	16,344	7%	1.05	141
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(3,537)	(2)%	(0.24)	(34)	53,914	23%	3.47	467

Total operating expenses	$182,941	88%	12.53	1,752	$253,299	113%	16.29	$2,195

	Nine Months Ended September 30,
	2006				2005
	Amount	Percent of	Cents per	Cost per	Amount	Percent of	Cents per	Cost per
	(in thousands)	Revenue	ASM	Block Hour	(in thousands)	Revenue	ASM	Block Hour
Operating expenses:
Salaries, wages and benefits	$104,587	17%	2.51	$337	$99,664	16%	2.30	$306
Aircraft fuel	81,953	13%	1.96	264	84,660	14%	1.96	260
Aircraft maintenance, materials and repairs	26,949	4%	0.64	87	23,546	4%	0.54	72
Aircraft rentals	198,093	32%	4.75	638	206,632	33%	4.78	634
Other rentals and landing fees	33,954	5%	0.81	109	32,668	5%	0.76	100
Ground handling services	65,787	11%	1.58	212	69,405	11%	1.60	213
Depreciation	2,932	0%	0.07	9	3,019	0%	0.07	10
Other	41,437	7%	0.99	134	44,570	7%	1.03	136
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(2,172)	0%	(0.05)	(7)	53,914	8%	1.18	157

Total operating expenses	$553,520	89%	13.26	$1,783	$618,078	98%	14.22	$1,888

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     The following table summarizes certain operational statistics for the periods indicated:

	Three Months Ended September 30,
	2006	2005	Change
Other Data:
Revenue passengers (in thousands)	2,330	2,192	6%
Revenue passenger miles (in thousands) (1)	1,110,898	1,160,095	(4)%
Available seat miles (in thousands)	1,459,943	1,555,520	(6)%
Passenger load factor (2)	76.1%	74.6%	1.5pts.
Operating revenue per available seat mile (in cents)	14.28	14.20	1%
Operating costs per available seat mile (in cents)	12.53	16.29	(23)%
Operating revenue per block hour	$1,996	$1,915	4%
Operating costs per block hour	$1,752	$2,195	(20)%
Block hours	104,435	115,358	(9)%
Cycles	63,713	66,094	(4)%
Average daily utilization (block hours)	9.15	9.04	1%
Average stage length (miles)	471	510	(8)%
Number of operating aircraft (end of period)	124	139	(11)%
Employees (end of period)	3,554	3,605	(1)%

	Nine Months Ended September 30,
	2006	2005	Change
Other Data:
Revenue passengers (in thousands)	6,685	5,971	12%
Revenue passenger miles (in thousands) (1)	3,193,715	3,064,647	4%
Available seat miles (in thousands)	4,173,150	4,326,501	(4)%
Passenger load factor (2)	76.5%	70.8%	5.7pts.
Operating revenue per available seat mile (in cents)	14.86	14.53	2%
Operating costs per available seat mile (in cents)	13.26	14.22	(7)%
Operating revenue per block hour	$1,997	$1,929	4%
Operating costs per block hour	$1,783	$1,888	(6)%
Block hours	310,503	325,802	(5)%
Cycles	188,031	187,188	0%
Average daily utilization (block hours)	9.17	9.20	(0)%
Average stage length (miles)	471	502	(6)%
Number of operating aircraft (end of period)	124	139	(11)%
Employees (end of period)	3,554	3,605	(1)%

(1)	Revenue passenger miles represents the number of miles flown by revenue passengers.

(2)	Passenger load factor equals revenue passenger miles divided by available seat miles.
Liquidity and Capital Resources
     As of September 30, 2006, we had $1.3 million in cash and cash equivalents and $57.4 million in short-term investments. Our balance of cash and cash equivalents as of September 30, 2006, was low due to the timing of the September month-end payment from Northwest. Payments are received on the 15th and 30th of each month unless those days fall on a weekend, then the payment is received on the next business day. Our September 30th payment of $31.7 million was received on October 2, 2006, resulting in a lower than normal cash balance and a higher than normal receivable balance for the period ending September 30, 2006.
     Net cash provided by operating activities for the nine months ended September 30, 2006 was $2.6 million. Cash used for investing activities was $15.8 million. Cash used in financing activities was $17.0 million.

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
     Our liquidity was significantly impacted by Northwest’s bankruptcy filing on September 14, 2005. Since that time, Northwest has generally complied with the payment terms under the ASA. Unless Northwest seeks to reject the ASA in its entirety, we expect our cash flow from operations to be sufficient to meet our ongoing capital requirements and financial commitments.
     Contractual obligations. The following chart details our debt and lease obligations at September 30, 2006 (in thousands):

	Payments Due by Period
	Total	2006 (1)	2007	2008	2009	2010	Thereafter
Contractual obligations:
Sr. convertible notes	$121,000	$—	$—	$—	$—	$—	$121,000
Interest payments on long-term debt	72,751	—	3,933	3,933	3,933	3,933	57,019
Operating leases	3,054,220	71,129	279,592	277,824	276,245	276,235	1,873,195
Additional aircraft deposits (2)	21,700	—	21,700	—	—	—	—
Purchase obligations (3)	5,841	493	1,778	1,355	1,219	564	432

Total contractual cash obligations	$3,275,512	$71,622	$307,003	$283,112	$281,397	$280,732	$2,051,646

(1)	Contractual obligations for the remainder of 2006.

(2)	Disputed additional aircraft deposits that the Company believes are due in November 2007. Northwest has demanded them to be paid by November 13, 2006.

(3)	Amounts represent noncancelable commitments to purchase goods and services, including certain aircraft parts and information technology.
     The amounts noted above for operating leases include $2.9 billion of obligations for leased CRJ aircraft from Northwest. Under the terms of the ASA, we are reimbursed by Northwest in full for aircraft rental expense. For a more detailed discussion of operating leases, refer to Note 9 “Leases,” in Item 1 of this Form 10-Q.
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
     Amounts noted above in the chart as disputed additional aircraft deposits relate to a demand given by Northwest in September 2005 that we pay $21.7 million in additional aircraft sublease security deposits in March 2006. The terms of our sublease agreements with Northwest provide that Northwest may request additional security deposits in the amount of $21.7 million once the promissory note we issued to Northwest has been paid in full and retired. We have disputed Northwest’s right to seek additional security deposits from us at this time. Northwest has extended the date of its request from its original deadline of March 1, 2006 to November 13, 2006. We expect that ultimately the amount of security deposits required by Northwest will be addressed through our ongoing discussions concerning assumption of the ASA. If this issue is not resolved by November 13, or if Northwest does not extend its deadline beyond November 13, then we may seek legal remedies to prevent payment of these security deposits to Northwest. We do not know if we will be successful in avoiding these additional security deposit payments. Any payments we would make as a result of this request would be classified as other assets on our condensed consolidated balance sheet.
     We are currently under IRS audit for the tax years 2003, 2004 and 2005. Our future earnings, cash flow and liquidity could be materially impacted should the IRS propose any adjustments as a result of its audit. Settlement of this audit or the expiration of the statute of limitations on the assessment of income taxes for any tax year may also result in a change in future tax provisions.
     Operating activities. Net cash provided by operating activities was $2.6 million during the nine months ended September 30, 2006. This was due primarily to cash provided by net income of $41.0 million, offset by changes in operating assets and liabilities, primarily accounts receivable, of $43.4 million. As previously discussed, our accounts receivable balance was higher than normal as of September 30, 2006 due to the timing of the receipt of the month-end payment from Northwest. Net cash provided by operating activities was $13.2 million during the nine months ended September 30, 2005. This was due primarily to cash provided by net income of $15.7 million and changes in operating assets and liabilities of $24.1 million (including an increase in taxes payable of $19.8 million and $3.7 million in aircraft and engine deposits paid to Northwest), offset by the pre-tax gain on extinguishment of debt of $18.0 million, net of advisory fees of $0.4 million.
     Investing activities. Cash used for investing activities for the nine months ended September 30, 2006 and 2005 was $15.8 million and $16.2 million, respectively. The decrease is primarily due to a decrease of $4.5 million in purchases of property and equipment and the $5.1 million purchase of contractual rights that occurred in the nine months ended September 30, 2005 offset by a net increase of $9.2 million in purchases of short-term investments for the nine months ended September 30, 2006.
     We expect capital expenditures for 2006 to be approximately $7.0 million, primarily relating to CRJ aircraft rotable parts and tooling, software application and automation infrastructure projects and maintenance and ground equipment. We are expecting to fund these expenditures with cash flows generated from our operations.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     Financing activities. Cash used in financing activities for the nine months ended September 30, 2006 totaled $17.0 million, which relates to the repayment of the Revolver. Cash provided by financing activities for the nine months ended September 30, 2005 totaled $26.6 million. We received gross proceeds from the issuance of our senior convertible notes of $121.0 million. We paid a total of $101.6 million to Northwest to retire our long-term debt and repay our borrowings under a revolving credit agreement with Northwest. Additionally, we paid $4.9 million to various third parties related to the issuance of the Notes.
     Deferred tax asset. In connection with the estimated losses for the bankruptcy filings of Northwest and Mesaba of $57.5 million, we recorded a deferred tax benefit of $0.9 million, which represents the future federal and state income tax deductions provided to the Company from these losses. Should our ability to realize this future benefit be at risk because of certain federal and state limitations regarding the carry-back of taxable losses, we may implement various tax strategies to immediately utilize this tax deduction. Among other things, one potential strategy would be for us to sell our claim against Northwest to a third party and thereby make final determination of the amount ultimately recovered, which would allow for an immediate tax benefit.
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
     Provisions for losses on subleases. In determining losses on subleases, we follow the guidance of Financial Accounting Standards Board Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires that a sublease loss be recognized when the required cash flows under the original lease do not equal or exceed the future cash flows expected under the related sublease. The sublease loss is measured based on the difference between current market lease rates and the lease rates under the original lease.
     As discussed in Note 3 of Item 1 of this Form 10-Q, after entering into an assignment of claim agreement with Goldman Sachs Credit Partners L.P. and revising our estimate of costs necessary to restore the aircraft, we recorded a benefit of $3.6 million and $0.6 million for the three and nine months ended September 30, 2006 related to the 11 Saab Turboprop aircraft and two related engines that we sublease to Mesaba Aviation, Inc. (“Mesaba”), who filed for bankruptcy under Chapter 11 of the United States bankruptcy code on October 13, 2005.
     Future sublease payments that are different than our current estimates, which are based on market rates, will result in adjustments to our loss on sublease. As Mesaba proceeds through its bankruptcy process, we will appropriately revise our estimate of sublease losses as we become aware of new information.
     Post-retirement health plan. In accordance with the Retired Pilots Insurance Benefit outlined in the Pilots’ Collective Bargaining Agreement dated May 1, 1999, we provide certain post-retirement health benefits to our pilots. Our plan is measured using actuarial techniques that reflect management’s assumptions for discount rate, participation rate, expected retirement, mortality, employee turnover and future increases in healthcare costs. We determine the discount rate, which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date, with the assistance of actuaries. See Note 6 of Item 1 of this Form 10-Q for more information.
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
     As discussed in Note 2 of Item 1 of this Form 10-Q, as of September 30, 2006 Northwest owed us approximately $53.3 million for amounts outstanding at the time of its bankruptcy, net of amounts that we owed to Northwest at that time. After analyzing the collectibility of these pre-petition receivables, we concluded that a provision of $50.7 million was necessary for amounts we may not ultimately collect from Northwest. The remaining net balance of $2.7 million represents our best estimate of the recoverable portion of these pre-petition receivables.
     There is a significant amount of uncertainty surrounding the Northwest bankruptcy process, which will include negotiations with Northwest regarding our ASA. As such, it is reasonably likely that the pre-petition amounts we ultimately collect will be different, potentially by a material amount, from our current estimate. In future periods, we will appropriately revise our estimate of recoverable amounts as we become aware of new information.
     Additional information regarding our critical accounting policies can be found in our 2005 Annual Report on page 33. In addition, Note 2 to the condensed consolidated financial statements in our Annual Report contains a summary of our significant accounting policies.
     Recent Accounting Pronouncement. The FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on July 13, 2006. The new rules will be effective for the Company beginning January 1, 2007. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48. See Note 12 of Item 1 of this Form 10-Q for more information.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
     We are not directly subject to market risks such as commodity price risk (e.g., aircraft fuel prices) and interest rate risk. As discussed in Note 2 in Item 1 of this Form 10-Q regarding our ASA, Northwest is our sole customer.
     Aircraft fuel. Under the ASA, Northwest bears the economic risk of our passenger aircraft fuel price fluctuations as our future passenger fuel costs are reimbursed by Northwest and capped at $0.78 per gallon.
     Interest rates. All of our CRJs are operated under long-term operating leases with Northwest. Our Saab aircraft, which were being subleased to Mesaba, are leased from a third party. Under the ASA, the lease payments associated with aircraft deliveries are fixed. We do not hold long-term interest sensitive assets and, therefore, we are not exposed to interest rate fluctuations for our assets. The 3.25% senior convertible notes discussed below bear interest at a fixed rate. Our earnings are affected by fluctuations in interest rates due to the impact those changes have on our interest income from short-term investments. We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.
     Senior Convertible Notes. While we pay interest on the Notes at a fixed rate of 3.25%, the fair value of the Notes is sensitive to changes in interest rates and to changes in the market price of our common stock. Interest rate changes may result in increases or decreases in the fair value of the Notes due to differences between market interest rates and rates in effect at the inception of the obligation. The fair value of the Notes may also increase or decrease with differences between the current market price of our common stock and the market price on the original issuance date of the Notes. Unless we elect to repurchase our Notes in the open market, changes in their fair value have no impact on our condensed consolidated financial statements as a whole. The estimated fair value of the Notes on October 25, 2006 was approximately $108.6 million, based on quoted market prices.
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
     Since the end of the prior quarter, there have been no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of this Form 10-Q.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to the Company’s Registration Statement Form S-1 (Registration No. 333-83359), as amended (the “S-1”) initially filed on February 25, 2002)

3.1.1	Second Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to the S-1)

3.2	Certificate of Designations for Series A preferred stock of the registrant (Incorporated by reference to the S-1)

3.3	Bylaws of the registrant (Incorporated by reference to the S-1)

3.3.1	Amended and Restated Bylaws, dated January 14, 2003, of the registrant (Incorporated by reference to the S-1)

4.1	Specimen Stock Certificate (Incorporated by reference to the S-1)

4.2	Rights Agreement between the registrant and EquiServe Trust Company, N.A., as Rights Agent (Incorporated by reference to the S-1)

4.3	Indenture, 3.25% Senior Convertible Notes due 2025, dated as of February 8, 2005, by and between Pinnacle Airlines Corp. and Deutsche Bank Trust Company (Incorporated by reference to Exhibits 99.2 and 99.3 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

4.4	Registration Rights Agreement made pursuant to the Purchase Agreement dated February 3, 2005, dated as of February 8, 2005, by and among Pinnacle Airlines Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (Incorporated by reference to Exhibits 99.2 and 99.3 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

10.1	Loan Agreement dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.2	Sublease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.2.1	First Amendment to Sublease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.2#	Guaranty Agreement between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.3	Engine Lease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.3.1	First Amendment to Engine Lease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.3#	Revolving Credit Note dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.4#	Security Agreement dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.5#	Negative Pledge Agreement dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

Exhibit
Number	Description
10.6#	Negative Pledge Agreement dated as of June 16, 2005 between Pinnacle Airlines Corp. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.8†	Pinnacle Airlines Corp. 2003 Stock Incentive Plan

10.9	Non-Qualified Stock Option Agreement for options granted under the Pinnacle Airlines Corp. 2003 Stock Incentive Plan (Incorporated by reference to the S-1)

10.10†	Pinnacle Airlines, Inc. Annual Management Bonus Plan (Incorporated by reference to the S-1)

10.11	Amended and Restated Sublease Agreement dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (SBN Facilities) (Incorporated by reference to the S-1)

10.12	Sublease Agreement dated as of August 1, 2002 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (TYS Facilities) (Incorporated by reference to the S-1)

10.13	Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (DTW Facilities) (Incorporated by reference to the S-1)

10.14	Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MEM Facilities) (Incorporated by reference to the S-1)

10.15	Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MSP Facilities) (Incorporated by reference to the S-1)

10.16	Intentionally omitted

10.17	Intentionally omitted

10.18	Lease Guaranty issued by the registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.19	Sublease Guaranty issued by the registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.20	Airline Services Agreement dated as of March 1, 2002 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.21	Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.21.1	Amendment No. 1 dated as of September 11, 2003 to the Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.21.2	Amendment No. 2 dated as of November 26, 2003 to the Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.22	Amended and Restated Ground Handling Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.23	Amended and Restated Information Technology Services Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.24	Amended and Restated Family Assistance Services Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.25	Amended and Restated Manufacturer Benefits Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.26	Form of Amended and Restated Preferential Hiring Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.27	Purchase Agreement, Senior Convertible Notes due 2025, dated as of February 3, 2005, by and among, Pinnacle Airlines Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

10.28†	Amended and Restated Management Compensation Agreement between Pinnacle Airlines, Inc. and Philip H. Trenary (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 12, 2005)

Exhibit
Number	Description
10.29†	Amended and Restated Management Compensation Agreement between Pinnacle Airlines, Inc. and Peter D. Hunt (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 12, 2005)

10.30†	Amended and Restated Management Compensation Agreement between Pinnacle Airlines, Inc. and Douglas W. Shockey (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 12, 2005)

10.31†	Form of Indemnity Agreement between Pinnacle Airlines Corp. and its directors and officers (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2006)

10.99.1#	Promissory Note issued by Pinnacle Airlines, Inc. to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.2#	Guarantee of Promissory Note issued by registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.3#	Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.4#	First Amendment dated as of February 5, 2003 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.5#	Second Amendment dated as of November 28, 2003 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.6#	Third Amendment dated as of December 13, 2004 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

10.99.7#	Fourth Amendment dated as of February 8, 2005 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

10.99.8#	Guaranty dated as of January 14, 2003 issued by registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

21.1	List of Subsidiaries (Incorporated by reference to the S-1)

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Certifications of CEO and CFO

*	Filed herewith

†	Management contract or compensatory plan or arrangement

#	Cancelled agreement referenced in this Form 10-Q

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Philip H. Trenary

Philip H. Trenary
Date: November 9, 2006		President and Chief Executive Officer

	By:	/s/ Peter D. Hunt

Peter D. Hunt
Date: November 9, 2006		Vice President and Chief Financial Officer