Form 10-K
period 2006-12-31
PINNACLE AIRLINES CORP
filed 2007-03-08
CIK 1166291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $149 million as of June 30, 2006.
As of March 8, 2007, 22,156,896 shares of common stock were outstanding.
Documents Incorporated by Reference
Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2006.

Table of Contents (continued)

Part I
Item 1. Business
     Pinnacle Airlines Corp. and its wholly owned subsidiaries, Pinnacle Airlines, Inc. (which operates as “Northwest Airlink”) and Colgan Air, Inc., are collectively referred to in this report as the “Company,” “we” and “us” except as otherwise noted. Our subsidiaries will be referred to as “Pinnacle” for Pinnacle Airlines, Inc. and “Colgan” for Colgan Air, Inc. Northwest Airlines Corporation and its subsidiaries are collectively referred to as “Northwest.” US Airways Group, Inc. and its subsidiaries are collectively referred to as “US Airways.” Continental Airlines, Inc. and its subsidiaries are collectively referred to as “Continental.” United Airlines, Inc. and its subsidiaries are collectively referred to as “United.”
Our Company
     Pinnacle Airlines Corp. was incorporated in Delaware on January 10, 2002 to be the holding company of Pinnacle Airlines, Inc., which was incorporated in Georgia in 1985. We are a holding company that operates two independent, wholly owned subsidiaries, Pinnacle Airlines, Inc. and Colgan Air, Inc.
     Pinnacle operates an all-regional jet fleet providing regional airline capacity to Northwest at its domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis, and the focus city of Indianapolis. At December 31, 2006, Pinnacle operated a jet fleet of 124 Canadair Regional Jet (''CRJ’’) aircraft and offered regional airline services as a Northwest Airlink carrier with approximately 721 daily departures to 115 cities in 35 states and four Canadian provinces.
     On January 18, 2007, we acquired Colgan. Colgan operates a fleet of 40 Saab 340B and 11 Beech 1900D turboprop aircraft. As of December 31, 2006 Colgan offered 356 daily departures under the names Continental Connection, United Express, and US Airways Express, pursuant to code share agreements with Continental, United and US Airways. Colgan’s operations are focused primarily in the northeastern United States and in Houston, Texas. See the “Subsequent Events” section of this Item for more information related to Colgan.
Northwest Bankruptcy
     On September 14, 2005, Northwest filed for protection under Chapter 11 of the United States Bankruptcy Code. In September 2005, Northwest requested that we remove 15 CRJ aircraft from service. These aircraft were removed from the fleet effective November 1, 2005, reducing our total operating CRJ fleet from 139 to 124 aircraft. We received fixed payments based on an operating fleet of 139 aircraft through November 30, 2005, but did not receive or make any payments related to these 15 aircraft under the airline services agreement that we had been operating under since 2002 (“the 2002 ASA”) after the rejection order was entered by the bankruptcy court. We maintained a fleet size of 124 aircraft throughout 2006.
     During its bankruptcy proceedings, to further its reorganization, Northwest is making decisions to assume or reject key executory contracts. Our 2002 ASA was one such contract. Throughout 2006, we continued to operate under our 2002 ASA while Northwest proceeded with its bankruptcy proceedings. On December 16, 2006, we agreed to the terms of an amended and restated ASA (the “Amended ASA”), to become effective as of January 1, 2007, and entered into an Assumption and Claims Settlement Agreement (the “Assumption Agreement”) with Northwest. The Assumption Agreement provides that Northwest will assume the Amended ASA pursuant to its plan of reorganization. In addition, we entered into a Stock Purchase Agreement pursuant to which we will purchase our Class A Preferred Share, which is currently held by Northwest, on January 2, 2008 for a purchase price of $20 million.
     The Amended ASA provides that we will add 17 CRJ-200/440 aircraft to our operating fleet during 2007. If we have reached an agreement with the Airline Pilots Association (“ALPA”), the union representing our pilots, for an amended collective bargaining agreement prior to March 31, 2007, then Northwest will commit these 17 aircraft for a term of either three or ten years, at Northwest’s option. If we do not reach an agreement with ALPA prior to March 31, 2007, then Northwest will have the ongoing option to remove these 17 aircraft from our fleet.

Item 1. Business
     The Assumption Agreement also provides that, in settlement of all amounts that Northwest may owe us for pre-petition claims and the economic adjustments provided for in the Amended ASA, we receive an allowed unsecured claim of $377.5 million (subject to bankruptcy court approval and certain adjustments) against Northwest in its bankruptcy proceedings. The allowed unsecured claim of $377.5 million will be reduced by $13.6 million if Northwest commits the 17 aircraft added to Pinnacle for a period of three years, or by $42.5 million if the 17 aircraft are committed for a period of ten years.
     On January 3, 2007, we assigned an aggregate of $335 million of our $377.5 million stipulated unsecured claim against Northwest to several third parties for aggregate proceeds of approximately $283 million, net of expenses. We received the net proceeds on January 23, 2007.
     For a more detailed discussion of the revised terms of our Amended ASA, please see “Our Airline Services Agreement with Northwest” below.
Mesaba Bankruptcy
     On October 13, 2005, Mesaba Aviation, Inc. (“Mesaba”), another regional carrier operating as Northwest Airlink, filed for bankruptcy protection. We lease 11 Saab turboprop aircraft and two spare engines from a third party that, pursuant to the terms of our 2002 ASA with Northwest, we subleased to Mesaba. As part of its reorganization proceedings, Mesaba rejected the subleases and returned the aircraft and spare engines to us. Our 2002 ASA provided that our Saab rental expenses, net of sublease rental income, were treated as a reimbursable expense from Northwest in the current period to which they relate. Throughout 2006, we continued to make lease payments on these aircraft and engines and were not reimbursed by either Northwest or Mesaba.
     On October 4, 2006, we entered into an assignment of claim agreement with Goldman Sachs Credit Partners L.P. (“Goldman Sachs”), in which we assigned to Goldman Sachs all of our rights with respect to our deficiency claim against Mesaba. The amount of the claim set forth in the proof of claim filed in the bankruptcy court was approximately $15.6 million. Under this agreement, Goldman Sachs has agreed to pay us 42% of the final allowed amount of our claim, which ultimately will be determined by a final order in Mesaba’s bankruptcy proceedings. On October 5, 2006, Goldman Sachs advanced to us $5.2 million, which is equal to 80% of the potential purchase price based on the amount of the claim set forth in our proof of claim. The agreement contains a provision for an additional payment from, or payment to, Goldman Sachs once the final allowed amount of the claim is determined.
     On February 7, 2007, Mesaba filed an objection to our proof of claim, alleging, among other things, that we failed to mitigate our damages by subleasing the aircraft to a third party or returning the aircraft to our lessors, and that we may have recovered a portion of our damages through our claim settlement with Northwest. A hearing date has been set for March 12, 2007. We intend to vigorously defend our claim against Mesaba and continue to believe that it has been properly asserted.
     On January 22, 2007, Mesaba announced that Northwest will acquire it as part of Mesaba’s plan of reorganization and, upon exiting bankruptcy, Mesaba will become an operating subsidiary of Northwest.
Our Airline Services Agreements with Northwest
     Prior to Northwest’s bankruptcy filing, we provided regional airline service to Northwest under an airline services agreement that we entered into effective March 1, 2002 (the “2002 ASA”). The 2002 ASA was amended several times to, among other things, extend its term from December 31, 2012 to December 31, 2017, reduce the target operating margin from 14% to 10% effective December 1, 2003, and increase our minimum fleet size to 139 aircraft.
     On December 16, 2006, Northwest and Pinnacle Airlines, Inc. agreed to the terms of the Amended ASA, to be effective January 1, 2007. The discussion below describes the Amended ASA. Unless noted, the terms of the Amended ASA are the same as the terms in the 2002 ASA.

Item 1. Business
     At the end of its term in 2017, the Amended ASA automatically extends for additional five-year periods unless Northwest provides notice to us two years prior to the termination date that it does not plan to extend the term.
     Our Amended ASA with Northwest provides for the following payments:
     Reimbursement payments: We receive monthly reimbursements for all expenses relating to: basic aircraft and engine rentals; aviation liability, war risk and hull insurance; third-party deicing services; CRJ third-party engine and airframe maintenance; hub and maintenance facility rentals; passenger security costs; ground handling in cities where Northwest has ground handling operations; Detroit landing fees and property taxes. We have no financial risk associated with cost fluctuations because we are reimbursed by Northwest for the actual expenses incurred for these items. The Amended ASA provides that Northwest will provide jet fuel to Pinnacle at no charge, although we are still required to meet certain fuel usage targets. Under the 2002 ASA, we paid for our fuel costs and were reimbursed on a monthly basis, with margin, for our fuel expense.
     Payments based on pre-set rates: We are entitled to receive semi-monthly payments for each block hour and cycle we operate and a monthly fixed cost payment based on the size of Pinnacle’s fleet. The term “block hours” refers to the elapsed time between an aircraft leaving a gate and arriving at a gate, and the term “cycles” refers to an aircraft’s departure and corresponding arrival. These payments are designed to cover all of our expenses incurred with respect to the ASA that are not covered by the reimbursement payments. The substantial majority of these expenses relate to labor costs, ground handling costs in cities where Northwest does not have ground handling operations, landing fees in cities other than Detroit, overhead and depreciation. These rates will be in effect (subject to indexed annual inflation adjustments) until 2013, when the rates will be reset.
     Margin payments: We receive a monthly margin payment based on the revenues described above calculated to achieve a target operating margin. The target operating margin for 2006, 2005 and 2004 was 10%. Under the Amended ASA, effective January 1, 2007, our target operating margin was reduced to 8%. The 2002 ASA called for a target operating margin of 10% through 2007, at which time our target operating margin would have been adjusted to the average operating margin of publicly traded regional airlines.
     Under the Amended ASA, we operate flights on behalf of Northwest. Northwest controls our scheduling, pricing, reservations, ticketing and seat inventories and is entitled to all revenues associated with the operation of our aircraft.
     In 2007, if our actual costs that are intended to be covered by the revenues we receive based on pre-set rates under the Amended ASA deviate from the expected costs used in developing those pre-set rates, and as a result Pinnacle’s annual operating margin is below the 6% floor or above the 10% ceiling for 2007, a year-end adjustment in the form of a payment by Northwest to Pinnacle or by Pinnacle to Northwest will be made to adjust Pinnacle’s operating margin to the floor or ceiling. The floor and ceiling were 9% and 11% for 2005 and 8% and 12% for 2006, respectively. Specified amounts are excluded when determining whether Pinnacle’s annual operating margin is below the floor or above the ceiling. Beginning in 2008, Northwest will not guarantee Pinnacle’s minimum operating margin, although we will still be subject to a margin ceiling above the revised target operating margin. If Pinnacle’s actual operating margin for any year beginning with 2008 exceeds the 8% target operating margin but is less than 13%, Pinnacle will make a year-end adjustment payment to Northwest in an amount equal to half of the excess above 8%. If Pinnacle’s actual operating margin for any year beginning with 2008 exceeds 13%, Pinnacle will pay Northwest all of the excess above 13%. For the years ended December 31, 2006, 2005 and 2004, no margin adjustment payments were required pursuant to the terms of the 2002 ASA.
     The 2002 ASA contained a provision that required us to allocate our overhead to the extent that we establish operations with another major airline, thereby providing a rate reduction to Northwest. The Amended ASA provides that we will not be required to provide a rate reduction to Northwest until Pinnacle has added at least 24 aircraft with another major airline. The method of allocation and extent of Northwest’s rate reduction have not yet been determined and will be negotiated at such time. To the extent that we cannot agree to a rate reduction with Northwest, the parties have agreed to pursue binding arbitration to determine the rate reduction.

Item 1. Business
     The 2002 ASA and the other agreements we entered into with Northwest to provide us with various ongoing services were made in the context of our being a subsidiary of Northwest. As a result of Northwest’s control of us when these agreements were negotiated, the prices and other terms under these agreements were different from the terms we might have obtained in arm’s-length negotiations with unaffiliated third parties for similar services. Some of these terms may have been more or less favorable to us than those we would have been able to obtain otherwise. For example, our aircraft rental expense under the 2002 ASA included certain fleet management fees and was set at rates significantly higher than average market rental rates for CRJ-200 aircraft. Under the Amended ASA, our aircraft rental expense has been lowered to a rate that approximates current market rates.
     These agreements generally contain cross-termination provisions such that termination of the ASA would trigger a termination under our other agreements with Northwest. Note 6, Other Agreements with Northwest, in Item 8 of this Form 10-K, includes a summary of the terms contained in our other agreements with Northwest.
     Scope of Agreement
     The Amended ASA covers all of Pinnacle’s existing fleet. As previously discussed, in September 2005, Northwest requested that we remove 15 CRJ aircraft from service. These aircraft were removed from the fleet effective November 1, 2005, reducing our total operating CRJ fleet from 139 to 124 aircraft. The Amended ASA provides that we will likely retain our current operating fleet of 124 CRJs and that the 15 aircraft previously removed from our fleet will be returned to us in the first quarter of 2007. Two additional CRJs will be delivered to us by the end of 2007, increasing Pinnacle’s fleet to 141 CRJs by December 31, 2007. As of March 7, 2007, 13 of these 17 aircraft had been delivered. Northwest will commit to either a three- or ten-year term for these 17 aircraft prior to March 31, 2007. However, if we have not entered into an amended collective bargaining agreement with ALPA prior to March 31, 2007, Northwest will have an ongoing option to remove these 17 aircraft from our fleet at any time at a rate of three aircraft per month. Our contract and related negotiations with our pilots are discussed in detail under Employees.
     If Northwest commits the 17 additional aircraft to Pinnacle’s fleet for a period of three or ten years, the allowed unsecured claim of $377.5 million will be reduced by $13.6 million or $42.5 million, respectively. The Amended ASA provides that Northwest may reduce Pinnacle’s fleet size to a minimum of 100 aircraft should Northwest enter into a merger or acquisition agreement with another major airline prior to exiting bankruptcy. In such event, Northwest has agreed that the purchase price for our Class A Preferred Share would be reduced from $20 million to $100, its stated value, and we have retained the right to assert an additional claim for the reduction in capacity. However, such claim would be reduced by the $20 million purchase price reduction.
     Northwest may exchange CRJ-200 aircraft in our fleet for aircraft configured with 70 or more seats on a one-for-one basis and on similar economic terms and conditions at any time.
     To the extent that Pinnacle operates regional jets on behalf of another major airline, Northwest may remove one aircraft for every two aircraft that Pinnacle operates for another partner above an initial base of 20 regional jets. Northwest may remove no more than 20 aircraft subject to this option and no more than five aircraft in any 12-month period. Northwest may only exercise this option if the removed aircraft are not operated by or on behalf of Northwest after their removal.
     Code-Sharing and Marketing
     Our Amended ASA with Northwest requires us to use its two-letter flight designator code (NW) to identify our flights in the computerized reservation systems, to paint the aircraft operated under the Amended ASA with its colors and/or logos and to market and advertise our status as a part of the Northwest route system. Passengers on our aircraft operated under the Amended ASA participate in WorldPerks, Northwest’s frequent flyer program. We do not pay fees with respect to these services.

Item 1. Business
     Aircraft Financing
     Pinnacle leases all of its regional jets operated under the Amended ASA from Northwest at a fixed monthly rate. We also sublease spare jet engines from Northwest. As provided in both the 2002 ASA and the Amended ASA, our aircraft and engine rental expenses are reimbursed in full by Northwest.
     Airport Facilities and Ground Handling
     Northwest grants Pinnacle the right to use facilities that it leases from authorities at various airports. In addition, at a number of airports where Northwest operates, we do not maintain our own ground support equipment and personnel and instead obtain ground handling services from third parties, primarily Northwest and Mesaba. These services include gate access, aircraft loading and unloading, and passenger enplaning and deplaning services. Under the Amended ASA and our facilities agreements with Northwest, we are entitled to use Northwest’s facilities and obtain ground handling services to fulfill our obligations under the Amended ASA. Northwest will be responsible for all capital and start-up costs at its hub airports and at any other facilities where it elects to provide ground handling services to us. We will be responsible for any capital and start-up costs, excluding jetbridge expenses, associated with any facilities at other airports at which we perform our own ground handling functions.
     In airports at which Pinnacle provides its own ground handling services, subject to some exceptions, Northwest can require us at any time, including upon cessation of operating scheduled flights on behalf of Northwest to a given airport, to use its best efforts to assign or sublease the ground handling facilities to Northwest or its designee.
     Furthermore, Northwest can require Pinnacle, at any time, to transfer, subject to applicable laws, to Northwest or its designee at no charge any of our airport takeoff or landing slots, route authorities or other regulatory authorizations used for our scheduled flights under the ASA.
     During the fourth quarter of 2006, we entered into an agreement with Northwest under which we will provide our own ground handling services at seven additional cities under the Amended ASA where we had previously been handled by Northwest. In addition, we agreed to provide ground handling services for a fee to Northwest for its own flights at six additional cities under a separate agreement. As part of this transition, we have incurred and will continue to incur significant hiring, training, and other startup costs and capital expenditures for ground equipment.
     Establishing New Operations
     The 2002 ASA provided that the Company could only provide airline services to other major airlines using aircraft certificated as having less than 60 seats and a maximum gross takeoff weight of less than 70,000 pounds.
     The Amended ASA removes most restrictions preventing Pinnacle or our other operating subsidiaries from providing regional airline services to other major airlines, with the exception of operating flights into or out of Northwest’s hub cities of Minneapolis/St. Paul, Detroit, and Memphis. Pinnacle may also operate aircraft with seating capacities of up to 76 seats, or such other size that does not cause Northwest to violate its collective bargaining agreement with its pilots union.
     Labor Disruption
     If, as a result of a strike affecting our employees, we do not operate more than 50% of our aircraft for more than seven consecutive days or we do not operate more than 25% of our aircraft for more than 21 consecutive days, other than as a result of (1) a Federal Aviation Administration (“FAA”) order grounding all commercial flights or all air carriers or grounding a specific aircraft type of all carriers, (2) a scheduling action by Northwest or (3) Northwest’s inability to perform its obligations under the Amended ASA as a result of a strike by Northwest employees, the Amended ASA provides that Northwest will have the right to:
•	terminate the Amended ASA, which would immediately terminate the leases and subleases for all of our CRJs; and

Item 1. Business
•	prior to electing to terminate the Amended ASA, immediately terminate the subleases for 89 of our CRJs, and if the strike continues for more than 45 days, terminate the subleases for all but 50 of our CRJs.
     Northwest’s Rights upon a Pinnacle Change of Control
     The 2002 ASA included a termination provision if Northwest did not consent to certain change of control events of Pinnacle or Pinnacle Airlines Corp. Under the terms of the Amended ASA, after the Class A Preferred Share is redeemed on January 2, 2008, Northwest will no longer have the option to terminate the Amended ASA with a change in control, but instead will have both the option to remove up to 62 aircraft from Pinnacle over a three-year period and the option to extend the Amended ASA for another five years without the obligation to reset rates. In addition, certain operating performance measurement formulas would be revised in Northwest’s favor.
     In addition to Northwest’s rights upon a change of control event, Northwest also had the right to terminate the 2002 ASA if it did not consent to any replacement of our current chief executive officer. This termination right will also be eliminated after the Class A preferred Share is redeemed by us on January 2, 2008.
     Term and Termination of Agreement; Remedies for Breach
     The initial term of the Amended ASA expires on December 31, 2017, subject to renewal automatically for successive five-year renewal periods, unless Northwest gives us at least two years’ advance notice of non-renewal prior to the end of any term.
     Northwest may terminate the agreement at any time for cause, which is defined as:
•	our failure to make any payment under any aircraft lease or sublease with Northwest;

•	an event of default by us under any aircraft lease or sublease with Northwest;

•	an event of default under any of our other agreements with Northwest;

•	our failure to maintain required insurance coverages;

•	our failure to comply with Northwest’s inspection requirements;

•	our failure to operate more than 50% of our aircraft for more than seven consecutive days or our failure to operate more than 25% of our aircraft for more than 21 consecutive days, other than as a result of:
1)	an FAA order grounding all commercial flights or all air carriers or grounding a specific aircraft type of all carriers,

2)	a scheduling action by Northwest or

3)	Northwest’s inability to perform its obligations under the Amended ASA as a result of a strike by Northwest employees;
•	suspension or revocation of our authority to operate as an airline by the FAA or the Department of Transportation (“DOT”);
     Northwest may also terminate the agreement at any time upon our bankruptcy or for any breach of the agreement by us that continues uncured for more than 30 days after we receive notice of the breach. Provided that in the case of a non-monetary default, Northwest may not terminate the agreement if the default would take more than 30 days to cure and we are diligently attempting to cure the default. In addition, both Northwest and we are entitled to seek an injunction and specific performance for a breach of the agreement.
     Treatment of Assets upon Termination
     If Northwest terminates the Amended ASA for cause, it will have the right to terminate our leases or subleases for aircraft covered by the agreement at the time of termination and to take possession of these aircraft. We currently sublease all of our regional jets from Northwest. If the Amended ASA is terminated by Northwest for cause, we would lose access to all 141 regional jets flown under the Amended ASA and, as a result, our business, operations and ability to generate future revenue would be materially adversely affected.
     In addition, in the case of any other termination of the Amended ASA, Northwest will have the right to require us (1) to terminate all leases, subleases and agreements with Northwest, (2) to assign, or use our best efforts to assign to

Item 1. Business
Northwest, subject to some exceptions, any leases with third parties for facilities at airports to which we primarily fly scheduled flights on behalf of Northwest and (3) to sell or assign to Northwest facilities and inventory then owned or leased by us and used primarily for the services we provide to Northwest for an amount equal to the lesser of fair market value or depreciated book value of those assets.
     Indemnification
     In general, we have agreed to indemnify Northwest and Northwest has agreed to indemnify us for any damages caused by any breaches of our respective obligations under the agreement or caused by our respective actions or inaction under the Amended ASA.

Item 1. Business
Employees
     As of February 1, 2007, Pinnacle Airlines, Inc. had 3,912 active employees, including 1,120 pilots; 604 flight attendants (of whom 183 are part-time); 1,464 customer service personnel (of whom 979 are part-time); 391 mechanics and other maintenance personnel; 90 dispatchers/crew resource personnel and 243 management and support personnel. The part-time employees work varying amounts of time, but typically are half-time or less employees. As is customary in the airline industry, we also use third parties to provide ground handling personnel in some stations. Currently, Northwest and Mesaba provide a majority of these ground handling services.
     Labor costs are a significant component of airline expenses and can substantially impact our results. We believe we have generally good labor relations and high labor productivity. Approximately 79% of Pinnacle Airlines, Inc. employees are represented by unions.
     The following table reflects our principal collective bargaining agreements and their respective amendable dates:

			Contract
Employee Group	Number of Employees	Representing Union	Amendable Date
Pilots	1,120	Airline Pilots Association	April 30, 2005

Flight Attendants	604	United Steel Workers of America	February 1, 2011

Customer Service	1,325	United Steel Workers of America	March 19, 2010

Flight Dispatchers	33	Transport Workers Union of America	Initial contract currently being negotiated
     The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable.
     The collective bargaining agreement between Pinnacle and ALPA became amendable in April 2005. We have been actively negotiating with ALPA since that time. In August 2006, we filed for mediation with the National Mediation Board. Since then, we have met with the mediator assigned to our case and with ALPA, but we have not reached resolution on an amended collective bargaining agreement. As part of our Amended ASA, we are required to reach agreement with ALPA prior to March 31, 2007 in order for Northwest to commit 17 additional aircraft to Pinnacle’s fleet for a term of either three or ten years. We are actively negotiating with ALPA with the intent of reaching agreement prior to the March 31, 2007 deadline.
     On March 1, 2007, we announced that we had entered into a new four-year contract with the United Steel Workers (“USW”), the union that represents our flight attendants. We had been in negotiations with the USW since July 2006, when our most recent contract with our flight attendants expired.
     In August 2005, the Company’s flight dispatchers elected representation by the Transport Workers Union of America AFL-CIO, Air Transport Division (“TWU”). In early 2007 a tentative agreement was negotiated for a collective bargaining agreement between Pinnacle and TWU, but such agreement was subsequently not ratified by our dispatchers. We are recommencing negotiations with the TWU and hope to conclude negotiations shortly.

Item 1. Business
Maintenance of Aircraft
     Using a combination of FAA-certified maintenance vendors and our own personnel and facilities, we maintain our aircraft on a scheduled and ''as-needed’’ basis. We perform preventive maintenance and inspect our engines and airframes in accordance with our FAA-approved preventive maintenance policies and procedures.
     The maintenance performed on our aircraft can be divided into three general categories: line maintenance, heavy maintenance checks, and engine and component overhaul and repair. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks and any diagnostic and routine repairs.
     We contract with an affiliate of the original equipment manufacturer of our CRJs to perform certain routine heavy maintenance checks on our CRJs. These maintenance checks are regularly performed on a schedule approved by the manufacturer and the FAA. The average age of the regional jets in our fleet is approximately 3.7 years. In general, the CRJ aircraft do not require their first heavy maintenance checks until they have flown approximately 8,000 hours, (3.5 to 3.75 years).
     Component overhaul and repair involves sending parts, such as engines, landing gear and avionics to a third-party, FAA-approved maintenance facility. We have a time and materials contract with the original equipment manufacturer on our CRJ engines. We are also party to maintenance agreements with various other vendors covering avionics, auxiliary power units and brakes.
     Northwest is required by the Amended ASA to reimburse us for and pay a margin on these CRJ-related maintenance expenses. The profit we derive from maintenance will grow as the aircraft age.
Training
     We perform the majority of our flight personnel training in Memphis, Tennessee both at our Corporate Education Center and the simulator center operated by FlightSafety International. FlightSafety International, at our request, provides some overflow training at various other simulator centers throughout the U.S. The Memphis simulator center currently includes three CRJ full-motion simulators. Under our agreement with FlightSafety International, we have first priority on all of the simulator time available in the Memphis center. Instructors used in the Memphis center are typically Pinnacle employees who are either professional instructors or trained line pilot instructors.
     We provide both in-house and outside training for our maintenance personnel. To control costs and to ensure our employees receive the best training, we take advantage of manufacturers’ training programs offered, particularly when leasing new aircraft.
     Professional instructors employed by Pinnacle conduct training of mechanics, flight attendants and customer service personnel in the Corporate Education Center.
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

Item 1. Business
Insurance
     We currently maintain insurance policies for: aviation liability, which covers public liability, passenger liability, hangar keepers’ liability, baggage and cargo liability and property damage; war risk, which covers losses arising from acts of war, terrorism or confiscation; hull insurance, which covers loss or damage to our flight equipment; directors’ and officers’ insurance; property and casualty insurance for our facilities and ground equipment; and workers’ compensation insurance. The Amended ASA requires that we maintain specified levels of these types of policies.
     Our aviation liability, war risk and hull insurance coverage is obtained through a combined placement with Northwest. Under the Amended ASA, our cost of aviation liability, war risk and hull insurance will be capped at the lower of actual cost and amounts based on the value of our fleet and the number of revenue passengers we carry. Northwest will reimburse us and pay us a margin on these costs. Because these expenses are passed to Northwest, our operating margin would not be adversely affected if our insurance costs for these items increased. However, if costs decreased we would be negatively impacted due to a decrease in margin.
     We were given the option under the Air Transportation Safety and Stabilization Act, signed into law on September 22, 2001, to purchase certain third-party war risk liability insurance from the U.S. government on an interim basis at rates that are more favorable than those available from the private market. As provided under this Act, we have purchased from the FAA this war risk liability insurance, which is currently set to expire on September 30, 2007.
Regulations
     Pinnacle operates under an air carrier certificate issued by the FAA and under commuter air carrier authorization issued by the DOT. The DOT may alter, amend, modify or suspend this authorization if the DOT determines that we are no longer fit to continue operations. The FAA may suspend or revoke our air carrier certificate if we fail to comply with the terms and conditions of our certificate. The DOT has established regulations affecting the operations and service of the airlines in many areas, including consumer protection, non-discrimination against disabled passengers, minimum insurance levels and others. Failure to comply with FAA or DOT regulations can result in civil penalties, revocation of our right to operate or criminal sanctions. FAA regulations are primarily in the areas of flight operations, maintenance, ground facilities, security, transportation of hazardous materials and other technical matters. The FAA requires each airline to obtain an operating certificate authorizing the airline to operate at specific airports using specified equipment. Under FAA regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft operated by us that provides for the ongoing maintenance of these aircraft, ranging from frequent routine inspections to major overhauls.
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
Markets and Routes
     As of December 31, 2006, Pinnacle operated 124 CRJs serving 115 cities in 35 states and four Canadian provinces out of Northwest’s three hubs and one focus city, and our route network spanned the entire eastern half of the United States. Our CRJs fly as far west as Salt Lake City, Utah, as far east as Halifax, Nova Scotia, as far north as Saskatoon, Saskatchewan and as far south as Fort Lauderdale, Florida.

Item 1. Business
Competitive Environment
     The airline industry is highly competitive. Major airlines award contract flying to regional airlines based upon three main areas of competition: costs, customer service, and operational reliability. We compete not only with other regional airlines, but also with regional carriers that are wholly owned subsidiaries of major airline holding companies.
Subsequent Events
     Acquisition of Colgan Air, Inc.
     On January 18, 2007, we completed the acquisition of all of the issued and outstanding stock of Colgan Air, Inc. (“Colgan”). The purchase price was $20 million payable through a $10 million immediate cash payment and a $10 million, one-year promissory note secured by the stock of Colgan.
     Colgan is a separate, wholly owned subsidiary operating as a regional airline service provider to Continental, United, and US Airways. Colgan operates a total of 40 Saab 340B and 11 Beech 1900D aircraft in scheduled service under codeshare agreements with Continental, United and US Airways. The Saab 340B aircraft are configured with 34 passenger seats, and the Beech 1900D aircraft are configured with 19 passenger seats. Colgan operates 11 Saab 340B aircraft at Houston/George Bush Intercontinental Airport as a Continental Connection Carrier, 7 Saab 340B aircraft at Washington Dulles airport as a United Express carrier, and 22 Saab 340B and 11 Beech 1900D aircraft as US Airways Express primarily in the northeastern United States. Colgan maintains significant operations under its US Airways Express agreement at Pittsburgh, Boston, and New York/LaGuardia airports.
     Colgan’s codeshare agreements with its partners generally provide that Colgan set its own fares in the markets that it operates in. Colgan receives all of the fares for local passengers on its flights and a pro-rated portion of fares paid by passengers purchasing travel on trips that include flights operated by both Colgan and its airline partners. Under its Continental Connection agreement, Colgan also receives an incentive payment from Continental for each passenger connecting between Colgan’s and Continental’s flights.
     Colgan purchases distribution services from each of its codeshare partners because Colgan does not maintain its own ticket stock, reservation system, travel agency agreements, frequent flyer program, or any other functions or systems related to the sale of its tickets. Colgan also purchases its own fuel, generally through its airline partners. In addition, Colgan purchases ground handling services from its partners at many of the locations in which it operates.
     Colgan’s financial results can be materially impacted by the level of passenger demand for its services, and its results can materially vary due to seasonality and cyclicality. For example, Colgan historically has reported significant losses or significantly lower income during the first and fourth quarter of each year, when demand for air travel is generally lower, and higher income during the second and third quarter of each year when demand for air travel increases. In addition, Colgan’s financial results can be materially impacted by the price of fuel, which has experienced significant volatility for the last several years.
     We have not completed our preliminary allocation of the purchase price to the assets acquired and liabilities assumed, but will include this information in our first quarter 2007 Form 10-Q and will finalize the purchase price allocation by the end of 2007. The difference between the purchase price and the fair value of Colgan’s assets acquired and liabilities assumed will be recorded as goodwill. We attribute this goodwill to the opportunity to diversify our operations and the relationships acquired with the three major airlines for which Colgan operates.
     On February 5, 2007, we announced that we had entered into an agreement with Continental whereby Colgan will operate 15 Q400 turboprop aircraft as a Continental Connection carrier at its Newark Liberty International Airport hub. The Q400 aircraft is a new generation turbo prop aircraft that will be configured with 74 passenger seats. The aircraft will be operated under a capacity purchase agreement similar in structure to Pinnacle’s Amended ASA with Northwest. The aircraft will enter service between December 2007 and June 2008.

Item 1. Business
Website
     Our website address is www.pncl.com. All of our filings with the U.S. Securities and Exchange Commission (“SEC”) are available free of charge through our website on the same day, or as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Printed copies of our annual Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, may be obtained by submitting a request at our website. Our website also contains our Code of Conduct, which contains the code of business conduct and ethics applicable to all of our directors and employees. Any amendments made in the future to the code of business conduct will be promptly posted to our website.

Item 1 A. Risk Factors
Risks Relating to our Amended Airline Services Agreement with Northwest
     Northwest’s bankruptcy proceedings will continue to impact us.
     Although we have successfully entered into an agreement for an Amended ASA with Northwest, our future operations are substantially dependent on Northwest’s successful emergence from bankruptcy. If Northwest were unable to emerge from bankruptcy and were forced to liquidate, we would lose our most significant source of revenue along with our fleet of regional jets. Additionally, if Northwest were to merge or enter into an acquisition agreement with another airline prior to exiting bankruptcy, our regional jet fleet size could be reduced to as few as 100 CRJs.
     Termination by Northwest of our Amended ASA would result in material declines in our revenues and earnings, the size of our regional jet fleet and access to our airport facilities.
     If Northwest terminates the ASA for cause, it will have the right to terminate our regional jet aircraft leases covered by the agreement and take possession of these aircraft. As a result, we would lose our most significant source of revenue and earnings unless we are able to enter into satisfactory substitute arrangements. Prior to the acquisition of Colgan, we generated approximately 99% of our revenues under our ASA with Northwest. With the addition of Colgan’s revenues, we are projected to eventually generate approximately 75% of consolidated revenues under our ASA with Northwest.
     We are heavily dependent on the services that Northwest, or its designated party, provides to us. Loss of these services would materially impact our revenues and earnings.
     We currently use Northwest’s systems, airport facilities (including maintenance facilities) and services to support a significant portion of our operations, including our information technology support, dispatching, ground handling services and some of our insurance coverage. If Northwest were to cease providing these services, we may not be able to replace them with services of comparable quality or on terms and conditions as favorable as those we receive from Northwest, or at all.
     As provided by the Amended ASA, Northwest has historically contracted with Mesaba to provide us with ground handling services in Detroit and Minneapolis. If Mesaba were to cease providing these services to us with little advance notice or if we experience a deterioration in the quality of these services, our operations would be negatively impacted while Northwest coordinated the resumption of these services.
     Reduced utilization levels of our aircraft under the Amended ASA would reduce our revenues and earnings.
     Under the Amended ASA, a portion of our revenues from Northwest is derived from our actual flights. A portion of the compensation that we receive from Northwest is based on block hours, cycles and certain reimbursable expenses that we incur only when we fly. Approximately 48% of our 2006 revenue from regional airline services was from block hour and cycle payments and the reimbursement of fuel costs. If Northwest reduces the utilization of our fleet or decreases the size of our fleet, our revenues and profits would decrease.
     Under the Amended ASA, Northwest is solely responsible for scheduling our flights, but the Amended ASA does not require Northwest to meet any minimum utilization levels for our aircraft. Northwest could decide to significantly reduce the utilization levels of our fleet in the future. Examples of events that could impact Northwest’s decision to utilize our fleet include, but are not limited to, the following. After September 11, 2001, Northwest reduced our scheduled capacity by approximately 20% on an available seat mile basis. Also, Northwest recently announced the acquisition of Mesaba, a competing airline, which could result in Northwest’s decision to shift utilization from our fleet to Mesaba’s. Additionally, any disruption in the operations of Northwest itself, such as may be caused by a threatened strike by Northwest’s pilots, could adversely affect our fleet utilization, and thus our revenue and profits.

Item 1 A. Risk Factors
     Our Amended ASA with Northwest includes terms that expose us to risk of reduced operating margin, losses, insufficient cash flow from operations, and limit our ability to benefit from favorable changes in market conditions.
     A portion of the payments we will receive from Northwest under our Amended ASA are unrelated to our actual incurred expenses and instead are based on pre-set rates for block hours, cycles and fixed costs. Increases in these rates are based on increases in the producer price index (“PPI”) through 2013. The substantial majority of expenses intended to be covered by these payments include labor costs, passenger handling costs, landing fees, overhead and depreciation. While the rates on which these payments are based were designed to cover all of our non-direct reimbursed expenses related to the Amended ASA, if our operating costs exceed the estimated costs used to determine the rates, then our operating margin and earnings could be materially affected. Similarly, we may be unable to generate sufficient cash flows to repay our obligations, in a timely manner.
     The Amended ASA also provides that, in 2007, Pinnacle will earn an operating margin of 8% with a floor of 6% and a ceiling of 10%. Should Pinnacle’s operating margin fall below the floor in 2007, Northwest would sufficiently increase its payment to raise Pinnacle’s margin to the stated 6% floor. Conversely, should Pinnacle’s operating margin exceed the ceiling, we would be required to repay to Northwest an amount necessary to sufficiently lower our operating margin to the stated 10% ceiling. Pinnacle’s operating margin could be less than the applicable floor if we incur specifically excluded costs, such as employee bonuses and incentives to the extent they exceed amounts used in calculating our pre-set rates, employee salary expenses in excess of standard industry wages, depreciation expense relating to capital expenditures in excess of $250,000 and deemed by Northwest to be inconsistent with the provision of regional airline services, and penalties based on our failure to satisfy specified performance measures.
     Beginning in 2008, if Pinnacle’s actual operating margin exceeds the 8% target operating margin but is less than 13%, Pinnacle will make a year-end adjustment payment to Northwest in an amount equal to half of the excess above 8%. If Pinnacle’s actual operating margin exceeds 13%, Pinnacle will pay Northwest all of the excess above 13%.
     Increases in our labor costs, which constitute a substantial portion of our total operating costs, may directly impact our earnings.
     As discussed in the risk factor above related to the terms in the Amended ASA that expose us to reduced operating margins, labor costs are not directly reimbursed by Northwest. Rather, these costs are intended to be included in the payments based on pre-set rates from block hours, cycles and fixed costs. Labor costs constitute a significant portion, ranging from 18% to 20%, of our total operating costs. Pressure to increase these costs beyond standard industry wages, and therefore beyond the limits intended to be covered by the fixed payments we receive from Northwest, is increased by the high degree of unionization of our workforce (79% unionized at December 31, 2006) and the ongoing negotiations with ALPA for a revised collective bargaining agreement. An increase in our labor costs over standard industry wages could result in a material reduction in our earnings.
Risks Related to Our Business and Operations
     We are increasingly dependent on technology in our operations, and if our technology fails, our business may be adversely affected.
     Our systems operations control center, which oversees daily flight operations, is dependent on a number of technology systems to operate effectively. Large scale interruption in technology infrastructure that we depend on, such as power, telecommunications or the internet, could cause a substantial disruption in our operations.
     For example, in December 2004, our operations were significantly affected when adverse weather conditions closed or reduced operations at over 60% of the airports we serve. The severe weather strained our operational systems, and our ability to recover quickly to normal reliability levels was impaired. The December 2004 operational incident was a factor in our failure to meet certain operational performance levels under the 2002 ASA for the second half of 2004, and we were required to pay performance penalties totaling $1.4 million to Northwest.

Item 1 A. Risk Factors
     In addition, we are planning to transition to new software for our accounting, maintenance, inventory and flight statistics functions. This transition is scheduled to take place in 2008. If there are problems with this integration, our ability to capture critical data could be impacted.
     Strikes or labor disputes with our employees may adversely affect our ability to conduct our business and could result in the termination, or a significant reduction of the benefits, of the Amended ASA.
     If we are unable to reach an agreement with any of our unionized work groups on the terms of their collective bargaining agreements, we may be subject to work interruptions, work stoppages, or a fleet size reduction. Our bargaining agreement with our pilots became amendable on April 30, 2005, and we are currently engaged in discussions with pilots’ union representatives. Work stoppages may adversely affect our ability to conduct our operations and fulfill our obligations under the Amended ASA. Under the Amended ASA, adverse consequences could result from a strike or a work stoppage, including possible termination of the Amended ASA. Additionally, if we have not entered into an amended collective bargaining agreement with ALPA prior to March 31, 2007, Northwest will have an ongoing option to remove up to 17 aircraft from our fleet at any time at a rate of three aircraft per month.
     If we are unable to attract and retain pilots, our business could be harmed.
     We compete against the other major and regional U.S. airlines for pilots, and some of them offer wage and benefit packages that exceed ours. We may be required to increase wages and/or benefits in order to attract and retain qualified pilots or risk considerable turnover. As we grow and our need for pilots increases, we believe it may be increasingly challenging to continue to hire qualified pilots. When the major U.S. airlines are hiring it causes unusually high turnover in addition to a decrease in our ability to attract and hire pilots. If we are unable to hire, train and retain qualified pilots we would be unable to efficiently run our operations and our competitive ability would be impaired. Our business could be harmed and revenue reduced if we are forced to cancel flights and incur penalties under our Amended ASA with Northwest due to the shortage of pilots.
     We may be unable to obtain all of the aircraft, engines, parts or related maintenance and support services we require from Bombardier, Inc. or General Electric, which could have a material adverse impact on our business.
     We are dependent on Bombardier as the sole manufacturer of all of our regional jets, and General Electric as the sole manufacturer of our CRJ engines. Our operations could be materially and adversely affected by the failure or inability of Bombardier to provide sufficient parts or related maintenance and support services to us on a timely basis or the interruption of our flight operations as a result of unscheduled or unanticipated maintenance requirements for our aircraft. For example, Bombardier aerospace workers represented by the International Association of Machinists and Aerospace Workers of the Quebec Workers Federation engaged in a strike that affected three plants and lasted from April 15, 2002 through May 5, 2002.
     Under certain circumstances, we may be required to pay cash or a combination of cash and our common stock to holders of our 3.25% senior convertible notes due 2025 at their option prior to the maturity date.
     Holders of our $121.0 million principal amount senior convertible notes (the “Notes”) may require us to purchase all or a portion of their Notes for cash on February 15, 2010, February 15, 2015 and February 15, 2020 at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. In addition, under certain circumstances, holders of the Notes may convert the Notes into the equivalent value of our common stock. Upon conversion, we will pay the portion of the conversion value up to the principal amount of each Note in cash, and any excess conversion value in cash or our common stock at our election. For further discussion of the 3.25% senior convertible notes, please refer to Note 8, Senior Convertible Notes, in Item 8 of this Form 10-K.

Item 1 A. Risk Factors
     We are currently under audit by the Internal Revenue Service, and the results of the audit could materially impact our financial statements and liquid assets.
     The Internal Revenue Service (“IRS”) is currently examining our federal income tax returns for years 2003 through 2005. The IRS has focused on several key transactions that we undertook during those periods and the IRS may propose adjustments. Should the IRS prevail on any proposed adjustment, the impact on the Company could be significant. While we believe that we have recorded reserves that are appropriate for each identified issue, our liquid assets and our net earnings could be significantly reduced if the IRS examination ultimately overturns our positions.
Risks Related to Our Acquisition of Colgan Air, Inc.
     We may be adversely affected by increases in fuel prices, and we would be adversely affected by disruptions in the supply of fuel.
     Colgan’s agreements with the airlines to which it provides airline services provide that Colgan pays for its own fuel. In the past, we have not been exposed to risks involving fuel price as our fuel prices were capped and we were reimbursed in full by Northwest for our fuel costs.
     Fuel prices have recently increased significantly and remain high. Due to the competitive nature of the airline industry, we may not be able to pass on increased fuel prices to customers by increasing fares. In fact, recent history would indicate that we have limited ability to pass along the increased costs of fuel. If fuel prices decline in the future, increased fare competition and lower revenues may offset any potential benefit of lower fuel prices.
     Our results could be affected by Colgan’s revenue-sharing agreements.
     Colgan has revenue-sharing agreements with United, Continental and US Airways. We are now exposed to the fluctuations associated with revenue-sharing agreements for fare competition and passenger volumes. The rise and fall of profits can correspond to seasonality, and operations can be adversely impacted by severe weather and levels of travel demand. We will realize increased profits as ticket prices and passenger loads increase or fuel prices decrease and, correspondingly, realize decreased profits as ticket prices and passenger loads decrease or fuel prices increase.
     We may not achieve the potential benefits of the Colgan acquisition.
     Our achievement of the potential benefits of the Colgan acquisition will depend on our ability to successfully implement our business strategy. Our initiatives to improve and grow Colgan’s operations may be costly, complex and time-consuming. The Colgan acquisition diversifies our fleet mix with the addition of Colgan’s existing turboprop and pending Q400 aircraft. This fleet diversification increases the complexity of managing our business. If we are not able to successfully achieve our objectives and manage the diverse fleet, the potential benefits of the Colgan acquisition may not be realized fully or at all, or they may take longer to realize than expected. We cannot be certain that the Colgan acquisition will result in combined results of operations and financial condition consistent with our expectations or superior to what Pinnacle or Colgan could have achieved independently.

Item 1B. Unresolved Staff Comments.
All staff comments received from the Securities and Exchange Commission were resolved as of the date of this filing.

Item 2. Properties
Flight Equipment
     As shown in the following table, our operating aircraft fleet consisted of 124 regional jets at December 31, 2006.

	Number of	Standard Seating	Average Age
Aircraft Type	Aircraft	Configuration	(in years)
CRJ 200	124	50	3.7
     These 124 CRJ aircraft are covered by operating leases expiring upon the termination of our Amended ASA. Under the terms of our Amended ASA, we will add 17 additional CRJ aircraft to our fleet during 2007. Most of these aircraft will be initially configured with 44 seats. We anticipate that these aircraft will eventually be converted to our standard 50 passenger seat configuration.
Facilities
     We had the following significant dedicated facilities as of December 31, 2006:

		Square	Lease Expiration
Location	Description	Footage	Date
Memphis, TN	Corporate Headquarters and Corporate Education Center	47,000	August 2011

Memphis, TN	Hangar and Maintenance Facility	51,250	December 2016

Knoxville, TN	Hangar and Maintenance Facility	55,000	Termination of the Amended ASA

South Bend, IN	Hangar and Maintenance Facility	30,000	Termination of the Amended ASA

Ft. Wayne, IN	Hangar and Maintenance Facility	18,000	December 2008
     Our significant maintenance facilities are positioned in spoke cities based on market size, frequency, and location. The facilities are all used for overnight maintenance; however, Memphis is also used during the day. The facilities are highly utilized with an average turn around time of seven to ten hours, with the exception of Memphis. We believe that our existing facilities are adequate for the foreseeable needs of our business.
     Also, in connection with the 2002 ASA, we entered into facilities use agreements under which we have the right to use Northwest terminal gates, parking positions and operations space at the Detroit, Minneapolis/St. Paul and Memphis airports. These agreements continue under the Amended ASA.

Item 3. Legal Proceedings
     Pinnacle and Colgan are defendants in various ordinary and routine lawsuits incidental to our business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of our management, based on current information and legal advice, that the ultimate disposition of these suits will not have a material adverse effect on our financial statements as a whole. For further discussion, see Note 17, Commitments and Contingencies, in Item 8 of this Form 10-K. Colgan is a defendant in litigation resulting from the September 11, 2001 terrorist attacks. For further discussion, see Note 19, Subsequent Events, in Item 8 of this Form 10-K.
     For additional information regarding legal proceedings surrounding the bankruptcies of Northwest and Mesaba, please refer to Item 1. Business in this Form 10-K.
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

	High	Low
2005
First Quarter	$13.90	$10.17
Second Quarter	$10.93	$8.59
Third Quarter	$10.40	$6.36
Fourth Quarter	$7.04	$4.63
2006
First Quarter	$8.14	$6.07
Second Quarter	$7.59	$6.40
Third Quarter	$7.59	$5.74
Fourth Quarter	$17.05	$7.44
     As of February 26, 2007, there were approximately 39 holders of record of our common stock.
     We have paid no cash dividends on our common stock and have no current intention of doing so in the future.
     We did not repurchase any of our common stock during the fourth quarter of 2006.
     The information under the caption “Securities Authorized for Issuance under Equity Compensation Plans,” appearing in the Proxy Statement for our 2007 Annual Meeting of Stockholders, anticipated to be filed with the Commission within the 120 days after December 31, 2006, is hereby incorporated by reference.
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
Performance Graph
     The following graph compares the cumulative total return on the Company’s common stock with the cumulative total returns (assuming reinvestment of dividends) on the American Stock Exchange Airline Industry Index and the NASDAQ Composite Index as if $100 were invested in our common stock and each of those indices on November 25, 2003, the date of the Company’s initial public offering.

Performance Graph

	11/25/2003	12/31/2003	12/31/2004	12/31/2005	12/29/2006

Pinnacle Airlines Corp.	$100.00	$99.21	$99.57	$47.64	$120.36

American Stock Exchange Airline Industry Index	$100.00	$95.06	$93.06	$84.31	$90.29

NASDAQ Composite Index	$100.00	$103.10	$111.96	$113.50	$124.30

Item 6. Selected Financial Data
     You should read this selected consolidated financial data together with the audited consolidated financial statements and related notes contained in Item 8, Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in Item 7 and Risk Factors in Item 1A of this Form 10-K.
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
     The financial information for the years ended December 31, 2003 and 2002 does not reflect what our financial position, results of operations and cash flows would have been had we been a stand-alone entity during the periods presented. During the time that it was our majority owner, Northwest operated the Company as a business unit of Northwest without regard to our stand-alone profitability. Our operations were designed to increase overall Northwest system revenues rather than to maximize our stand-alone profitability. Under our previous capacity purchase arrangements, Northwest retained the ability to adjust the revenues and margins we would receive under those arrangements. In contrast to the prior arrangements, the Amended ASA establishes the compensation structure for our services throughout the term of the agreement in a manner designed to better align our revenues and earnings with our underlying cost drivers, such as block hours and cycles.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Total operating revenues	$824,623	$841,605	$635,448	$456,770	$331,568
Total operating expenses (1)	697,075	814,676	568,145	392,601	283,912
Operating income (1)	127,548	26,929	67,303	64,169	47,656
Operating income as a percentage of operating revenues (1) (2)	15.5%	3.2%	10.6%	14.0%	14.4%
Nonoperating (expense) income (3)	(2,948)	14,482	(4,178)	(6,770)	2,672
Net income (1)	77,799	25,698	40,725	35,067	30,785
Basic earnings per share (1)	$3.55	$1.17	$1.86	$1.60	$1.41
Diluted earnings per share (1)	$3.54	$1.17	$1.86	$1.60	$1.41
Shares used in computing basic earnings per share	21,945	21,913	21,892	21,892	21,892
Shares used in computing diluted earnings per share	21,974	21,932	21,911	21,892	21,892

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents (4)	$705	$31,567	$34,912	$31,523	$4,580
Short-term investments	72,700	44,160	—	—	—
Property and equipment, net	40,985	42,535	39,416	34,286	26,631
Total assets	301,273	228,802	165,960	128,906	143,284
Lines of credit	—	17,000	—	—	4,245
Senior convertible notes	121,000	121,000	—	—	—
Borrowings from Northwest	—	—	125,000	142,000	—
Stockholders’ equity (deficiency)	97,021	18,618	(7,548)	(42,382)	82,051

Item 6. Selected Financial Data

	Years Ended December 31,
	2006	2005	2004	2003	2002
Other Data:
Revenue passengers (in thousands)	8,988	8,105	6,340	4,540	2,938
Revenue passenger miles (in thousands) (5)	4,288,551	4,129,039	2,894,776	1,797,631	1,091,181
Available seat miles (“ASMs”) (in thousands) (6)	5,640,629	5,732,773	4,219,078	2,678,000	1,714,151
Passenger load factor (7)	76.0%	72.0%	68.6%	67.1%	63.7%
Operating revenue per ASM (in cents) (2)	14.62	14.68	15.06	17.06	19.34
Operating revenue per block hour (2)	$1,987	$1,944	$1,962	$2,168	$2,190
Operating costs per ASM (in cents) (1)	12.36	14.21	13.47	14.66	16.56
Operating costs per block hour (1)	$1,679	$1,882	$1,754	$1,864	$1,875
Block hours (8)	415,069	432,900	323,810	210,646	124,889
Cycles (8)	251,091	249,262	201,816	146,898	85,478
Average daily utilization (in block hours)	9.17	9.07	8.98	8.83	8.47
Average stage length (in miles)	470	500	450	384	353
Number of operating aircraft (end of period) (8)	124	124	117	76	51
Employees	3,860	3,436	3,056	2,253	2,403

(1)	Results for the years ended December 31, 2006 and 2005 are impacted by the Northwest and Mesaba bankruptcies.

(2)	As discussed in “Our Airline Services Agreement with Northwest” in Item 1. Business, our target operating margin under the ASA was 14% from March 1, 2002 to November 30, 2003. From December 1, 2003 through December 31, 2006, the target operating margin was 10%. Prior to March 1, 2002, there was no target operating margin as we did not operate under an airline services agreement. For further discussion of the target operating margin, refer to Note 5 Our Airline Services Agreement with Northwest in Item 8 of this Form 10-K.

(3)	Nonoperating income for the year ended December 31, 2005 includes a gain of $18.0 million related to the repurchase of our note payable to Northwest.

(4)	Cash balance as of December 31, 2006 does not include the normal Northwest end-of-month payment of $31.9 million, which was received on January 2, 2007 as December 31, 2006 fell on a non-business day.

(5)	Revenue passenger miles represents the number of miles flown by revenue passengers.

(6)	Available seat miles represents the number of seats available for passengers multiplied by the number of miles the seats are flown.

(7)	Passenger load factor equals revenue passenger miles divided by available seat miles.

(8)	During 2002, we completed an additional 26,509 block hours and 20,262 cycles with our fleet of Saab turboprop aircraft. All Saabs were removed from our fleet by the end of 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Outlook
     To better understand our outlook for 2007, the following should be read in conjunction with Item 1A. Risk Factors and the “Liquidity and Capital Resources” section of this item, both in this Annual Report on Form 10-K.
     On December 16, 2006, we announced that we had agreed to the terms of an Amended ASA with Northwest, to become effective January 1, 2007, and an Assumption and Claims Resolution Agreement (the “Assumption Agreement”) that provides for Northwest to assume our Amended ASA as part of Northwest’s plan of reorganization. The agreement provides, among other things, that Pinnacle will continue to have a long-term relationship with Northwest through at least 2017, and added 17 aircraft to our existing fleet of 124 CRJs. The Assumption Agreement and Amended ASA also settles certain corporate governance issues and provides that we will receive an allowed unsecured claim of $377.5 million (subject to adjustment in certain circumstances) in Northwest’s bankruptcy proceedings in settlement of all pre-petition claims that Pinnacle has against Northwest.
     The Amended ASA removed all restrictions preventing us from using our wholly owned subsidiary, Pinnacle Airlines, Inc., to provide regional airline services to other major airlines, with the exception of operating flights into or out of Northwest’s hub cities of Minneapolis/St. Paul, Detroit, and Memphis. We can now also operate aircraft with seating capacities of 76 seats, or such other size that does not cause Northwest to violate its collective bargaining agreement with its pilots union.
     Soon after we announced the Amended ASA, we completed the acquisition of Colgan Air, Inc. Colgan operates turboprop regional aircraft as Continental Connection, United Express and US Airways Express. Launched in 1991 as a family-owned and operated company, today Colgan offers 356 daily flights to 51 cities in 13 states. Colgan operates 40 Saab 340 and 11 Beech 1900D regional aircraft, and has hub operations in Boston, Houston, New York, Pittsburgh and Washington, D.C. Colgan employs approximately 1,100 people and transported nearly 1.5 million customers in 2006. In 2005 Colgan had revenues of approximately $137 million. Colgan will have revenues of approximately $190 million in 2006.
     With the acquisition of Colgan, Pinnacle Airlines Corp. will have two operating entities with independent management structures. Pinnacle Airlines, Inc. will continue to be headquartered in Memphis, Tennessee and operate its fleet of CRJ-200 regional jet aircraft on behalf of Northwest Airlines. Colgan will maintain its operational headquarters in Manassas, Virginia, provided that location continues to be the optimal operational and financial structure for the organization.
     Since successfully concluding negotiations for an Amended ASA with Northwest, our prospects for growth with other major airlines have improved significantly. With the assignment of $335 million of our claim against Northwest for net proceeds of approximately $283 million, we now have the financial resources to provide aircraft to major airline partners under capacity purchase agreements. In addition, now that substantially all of the restrictions preventing us from operating on behalf of other major airlines have been removed, a number of major airlines have shown interest in entering into long term relationships with us.
     On February 5, 2007, we entered into a new capacity purchase agreement with Continental Airlines, Inc. under which Colgan will operate 15 74-seat Bombardier Q400 regional aircraft as a Continental Connection carrier. The aircraft will operate primarily out of the Continental hub at Newark Liberty International Airport. In connection with this capacity purchase agreement, we entered into an aircraft purchase agreement with Bombardier, Inc. to purchase up to 25 firm and 20 option Q400 aircraft. We believe that other major airlines will desire to add the Q400 aircraft to their networks to take advantage of the superior unit operating costs and performance advantages. The Q400 can operate with lower unit costs than a 50-seat regional jet on shorter stage lengths. In addition, the cabin is more spacious, providing more passenger comfort. The Q400 contains advanced noise and vibration canceling technology that further enhances the customer experience. In addition, the Q400 has operating capabilities that allow it to utilize certain runways that cannot be utilized by a regional jet under certain conditions. We expect to make the Q400 aircraft a major component of our Colgan subsidiary’s operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     We intend to use Pinnacle as our growth platform for regional jet operations and Colgan as our growth platform for regional turboprop operations. With both platforms, we now have a broad spectrum of regional airline product offerings for our customers. We will seek additional capacity purchase agreement opportunities with major airlines on economic terms that provide positive returns for our shareholders.
     The collective bargaining agreement between Pinnacle and ALPA became amendable in April 2005. We have been actively negotiating with ALPA for the past several months. In August 2006, we filed for mediation with the National Mediation Board. Since that time, we have met with the mediator assigned to our case and with ALPA, but we have not reached resolution on an amended collective bargaining agreement. Under our Amended ASA, Northwest will have the ongoing option to remove 17 of our aircraft at a rate of three per month if we do not reach an agreement with ALPA prior to March 31, 2007. We continue to meet with ALPA with the intent of negotiating a new collective bargaining agreement prior to the March 31, 2007 deadline.
     The Company is currently under IRS audit for the tax years 2003 through 2005. The Company believes that it has provided sufficient reserves for exposure areas. However, the Company’s future earnings, cash flow and liquidity could be materially impacted should the IRS ultimately prevail on significant adjustments, if any, arising as a result of its audit. Settlement of this audit or the expiration of the statute of limitations on the assessment of income taxes for any tax year may also result in a change in future tax provisions.
Certain Statistical Information:
     The following tables present our operating expenses per block hour and operating expenses per available seat mile. While not relevant to our financial results, this data is used as an analytic in the airline industry. Please see “Results of Operations” in Item 7 of this Form 10-K for more information on our operating expenses.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Operating expenses per block hour:
Salaries, wages and benefits	$342	$310	$325	$395	$456
Aircraft fuel	263	260	258	261	224
Aircraft maintenance, materials and repairs	85	74	73	67	88
Aircraft rentals	636	642	645	647	575
Other rentals and landing fees	104	99	114	139	151
Ground handling services	210	214	203	212	155
Depreciation	10	9	10	14	40
Government reimbursements	—	—	—	(5)	—
Other	134	136	126	134	186
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(105)	138	—	—	—

Total operating expenses	$1,679	$1,882	$1,754	$1,864	$1,875

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Years Ended December 31,
	2006	2005	2004	2003	2002
Operating expenses per available seat mile (in cents):
Salaries, wages and benefits	2.51	2.34	2.49	3.11	4.03
Aircraft fuel	1.94	1.96	1.98	2.05	1.98
Aircraft maintenance, materials and repairs	0.62	0.56	0.56	0.53	0.77
Aircraft rentals	4.68	4.85	4.95	5.09	5.08
Other rentals and landing fees	0.77	0.75	0.88	1.09	1.33
Ground handling services	1.55	1.62	1.56	1.67	1.37
Depreciation	0.07	0.07	0.08	0.11	0.36
Government reimbursements	—	—	—	(0.04)	—
Other	0.99	1.02	0.97	1.05	1.64
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(0.77)	1.04	—	—	—

Total operating expenses	12.36	14.21	13.47	14.66	16.56

Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The SEC has defined critical accounting policies as those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain.
     Revenue Recognition. As discussed in Item 1, Business – “Our Airline Services Agreement with Northwest,” our Amended ASA provides a monthly margin payment calculated to achieve a target operating margin, based on reimbursement payments and payments based on pre-set rates. We recognize revenue when services are provided. The monthly margin payment plus total reimbursement payments and payments based on pre-set rates are recognized as revenue at the gross amount billed.
     As the payments based on pre-set rates are not based on the actual expenses incurred, our actual annual unadjusted operating margin may fall outside the then applicable floor or ceiling stipulated in the Amended ASA. The Amended ASA provides for a year-end adjustment to bring our operating margin to the applicable floor or ceiling. For the years ended December 31, 2006, 2005 and 2004, no margin adjustment payments were required. Any penalties we incur in providing regional airline services to Northwest are treated as reductions in revenue.
     Income Tax Reserves. Our reserves are based on management’s assessment of an issue’s resolution, based on the facts, history of how the issue has been treated, and existing case law, and reserved based on management’s estimate of the expected outcome of an issue. We believe that we have recorded reserves that are appropriate for each identified issue. The Company’s future earnings, cash flow and liquidity could be materially impacted should the IRS prevail on significant adjustments proposed, if any, arising as a result of its current audit. For further discussion, refer to Note 14, Income Taxes, in Item 8 of this Form 10-K.
     Goodwill and Contractual Rights. We conducted our annual impairment analysis during the fourth quarter of 2006 and determined that neither of our intangible assets were impaired as of December 31, 2006.
     Goodwill is reviewed at least annually for impairment by comparing the fair value of the Company’s reporting unit with its carrying value. Fair value is determined using a discounted cash flow methodology and includes management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Unless circumstances otherwise dictate, the Company performs its annual impairment testing in the fourth quarter.
     The Company evaluates whether there has been an impairment of its contractual rights if circumstances indicate that a possible impairment may exist. Impairment exists when the carrying amount of its contractual rights is not recoverable (undiscounted cash flows are less than the asset’s carrying value) and exceeds its fair value. If it is determined that an impairment has occurred, the carrying value of its contractual rights is reduced to its fair value.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Spare parts. Expendable spare parts and maintenance supplies are recorded as inventory when they are purchased and we charge the costs to operations as this inventory is used. An allowance for obsolescence is provided over the remaining estimated useful life of the related aircraft equipment, for spare parts expected to be on hand at the date the aircraft are retired from service, plus allowances for spare parts currently identified as obsolete or excess. We will continue to modify these estimates as our CRJ fleet ages.
     Estimated losses on subleased aircraft. We provide for estimated losses on subleased aircraft and equipment based on the difference between our discounted cash obligations under our original lease agreements and the discounted net cash inflows that we expect to receive under sublease agreements. In estimating net cash inflows, we consider the costs necessary to maintain the aircraft and equipment in a condition suitable for sublease and the monthly rental payments we reasonably expect under the sublease agreements, which considers current estimates of market rental rates. Our estimated losses on subleased aircraft are reduced by any amounts we reasonably expect to recover, through legal proceedings or negotiations, from original sublessees.
     We have made certain other estimates that, while not involving the same degree of judgment, are important to understanding our financial statements. We continually evaluate our accounting policies and the estimates we use to prepare our consolidated financial statements. Our estimates as of the date of the financial statements reflect our best judgment after giving consideration to all currently available facts and circumstances. As such, actual results may differ significantly from these estimates and may require adjustment in the future, as additional facts become known or as circumstances change. Management has discussed the development of these critical accounting estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented above relating to them. For more information, see Note 2 Significant Accounting Policies in Item 8 of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Basis of Presentation
     Our consolidated statements of income for the years ending December 31, 2006, 2005 and 2004 can be compared as follows (in thousands):

		Increase/		Increase/
		(Decrease)		(Decrease)
	2006	2006-2005	2005	2005-2004	2004
Operating revenues:
Regional airline services	$816,787	(2)%	$833,125	32%	$631,504
Other	7,836	(8)%	8,480	115%	3,944

Total operating revenues	824,623	(2)%	841,605	32%	635,448
Operating expenses:
Salaries, wages and benefits	141,835	6%	134,277	28%	105,143
Aircraft fuel	109,224	(3)%	112,666	35%	83,572
Aircraft maintenance, materials and repairs	35,110	10%	31,865	35%	23,545
Aircraft rentals	264,124	(5)%	277,914	33%	209,047
Other rentals and landing fees	43,135	0%	42,972	16%	37,101
Ground handling services	87,390	(6)%	92,689	41%	65,877
Depreciation	3,985	(1)%	4,017	27%	3,153
Other	55,843	(5)%	58,677	44%	40,707
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(43,571)	173%	59,599	100%	—

Total operating expenses	697,075	(14)%	814,676	43%	568,145

Operating income	127,548	374%	26,929	(60)%	67,303
Nonoperating (expense) income	(2,948)	(120)%	14,482	(447)%	(4,178)

Income before income taxes	124,600	201%	41,411	(34)%	63,125
Income tax expense	46,801	198%	15,713	(30)%	22,400

Net income	$77,799	203%	$25,698	(37)%	$40,725

     In our historical statements of income, revenue from regional airline services has been derived from our capacity purchase arrangements with Northwest and since March 1, 2002 has been derived under our 2002 ASA. Other revenues have primarily consisted of ground handling services that we provide to Northwest, Mesaba, and other carriers at certain airports. Revenue from ground handling services accounted for approximately 1% of our total revenues in 2006. We will continue to account for our ground handling services in other revenues.
     A significant portion of the payments we receive from Northwest are based on the actual operation of our aircraft. Northwest is solely responsible for scheduling flights, and the Amended ASA does not require Northwest to meet any minimum utilization levels for our aircraft. As noted in the discussion of our Amended ASA, we receive reimbursement of certain operating expenses necessary to provide regional airline capacity to Northwest and payments based on pre-set rates for fixed costs, completed block hours and completed cycles. We also receive margin payments on these items which are intended to achieve a target operating margin. Consequently, our operating results are not significantly impacted by any seasonality trends historically associated with the airline industry.
     Our net income for the year ended December 31, 2006 was $77.8 million. This includes a benefit for the year, net of tax, of $27.4 million, associated with the bankruptcies of Northwest and Mesaba discussed above, a charge of $1.5 million for additional income tax provisions, and a $0.8 million after-tax charge for pilot post retirement benefits that occurred in the second quarter. On a non-GAAP basis, excluding the aforementioned items, our net income and diluted

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
earnings per share for the year ended December 31, 2006, was $52.7 million and $2.40, respectively, representing increases of 1% over the same period in 2005.
     The following reconciles our operating and net income and diluted earnings per share (“EPS”) as reported in accordance with generally accepted accounting principles (“GAAP”) for the years ended December 31, 2006 and 2005 to non-GAAP measures excluding the above described items associated with the bankruptcy filings of Northwest and Mesaba, the provision for uncertain tax positions identified in connection with our IRS review, the charge for pilot postretirement benefits and the gain associated with our February 2005 repurchase of debt. We believe that this information is useful as it indicates more clearly our comparative year-to-year results. None of this information should be considered a substitute for any measures prepared in accordance with GAAP. We have included this reconciliation of non-GAAP financial measures to our most comparable GAAP financial measures included herein.

	Year Ended December 31,
			% Increase
	2006	2005	(Decrease)
	(in thousands, except per share data)
Operating Income:
Operating income in accordance with GAAP	$127,548	$26,929	374%
Add: Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(43,571)	59,599	173%
Add: Pilot post-retirement liability	1,300	—	100%

Non-GAAP operating income	$85,277	$86,528	(1)%

Net Income:
Net income in accordance with GAAP	$77,799	$25,698	203%
Add: Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba, net of related tax	(27,417)	37,763	(173)%
Add: Provision for uncertain tax positions identified in connection with IRS review	1,542	—	100%
Add: Pilot post-retirement liability, net of related tax	812	—	100%
Deduct: Gain on repurchase of debt, net of related tax	—	(11,302)	(100)%

Non-GAAP net income	$52,736	$52,159	1%

Diluted EPS:
Diluted EPS in accordance with GAAP	$3.54	$1.17	203%
Add: Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba, net of related tax	(1.25)	1.73	(172)%
Add: Provision for uncertain tax positions identified in connection with IRS review	0.07	—	100%
Add: Pilot post-retirement liability, net of related tax	0.04	—	100%
Deduct: Gain on repurchase of debt, net of related tax	—	(0.52)	(100)%

Non-GAAP diluted EPS	$2.40	$2.38	1%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     2006 Compared to 2005
     The following summarizes our operating revenues and expenses as reimbursed and unreimbursed as provided for under the terms of our 2002 ASA. Revenue and expense shown as reimbursed relate to those 2002 ASA costs incurred by the Company that are fully reimbursed, with margin, by Northwest. Regional airline services revenue shown as unreimbursed is determined based on pre-set rates under the 2002 ASA for completed block hours, completed cycles and certain fixed costs and is intended to cover all of the our other operating costs. Expenses shown as “Other” relate to the charges and benefits associated with the bankruptcy filings of Northwest and Mesaba.

	Years Ended December 31,
		2006				2005
	Reimbursed	Unreimbursed	Other	Total	Reimbursed	Unreimbursed	Other	Total
	(in thousands)
Operating revenues:
Regional airline services	$539,646	$277,141	$—	$816,787	$564,030	$269,095	$—	$833,125
Other revenue	—	7,836	—	7,836	—	8,480	—	8,480

Total operating revenues	539,646	284,977	—	824,623	564,030	277,575	—	841,605

Operating expenses:
Salaries, wages and benefits	—	141,835	—	141,835	—	134,277	—	134,277
Aircraft fuel	109,230	(6)	—	109,224	111,993	673	—	112,666
Aircraft maintenance, materials and repairs	15,653	19,457	—	35,110	14,582	17,283	—	31,865
Aircraft rentals	264,124	—	—	264,124	277,914	—	—	277,914
Other rentals and landing fees	16,858	26,277	—	43,135	17,914	25,058	—	42,972
Ground handling services	65,077	22,313	—	87,390	69,580	23,109	—	92,689
Depreciation	—	3,985	—	3,985	—	4,017	—	4,017
Other	14,739	41,104	—	55,843	15,644	43,033	—	58,677
Provision for (decreases) increases in losses associated with the bankruptcy filings of Northwest and Mesaba	—	—	(43,571)	(43,571)	—	—	59,599	59,599

Total operating expenses	485,681	254,965	(43,571)	697,075	507,627	247,450	59,599	814,676

Operating income	$53,965	$30,012	$43,571	$127,548	$56,403	$30,125	$(59,599)	$26,929

Operating income as a percent of operating revenues	10.0%	10.5%		15.5%	10.0%	10.9%		3.2%
     2006 operating revenue of $824.6 million decreased $17.0 million, or 2%, over 2005 operating revenue of $841.6 million. The decrease in revenue was primarily due to a decrease of $24.4 million in revenue associated with expense reimbursements. The most significant decreases in reimbursable expenses, primarily aircraft rent, other rentals and landing fees, aircraft fuel and ground handling services provided by Northwest, were caused by a decreased average fleet size in 2006. During 2005, 22 CRJ aircraft were added, although 15 of these aircraft were removed from the fleet effective November 1, 2005. We continued to receive fixed payments on these 15 aircraft through November 30, 2005. The decrease in revenue from expense reimbursements and an additional decrease of $8.6 million associated with our decreased level of flying are partially offset by an ASA rate increase that increased revenue by $15.1 million for the year ended December 31, 2006.
     Regional airline services revenue per block hour for the years ended December 31, 2006 and 2005 were $1,968 and $1,925 respectively, which represents an increase of approximately 2%. Regional airline services revenue per cycle increased by 3% from $3,253 to $3,342. The variances in revenue per block hour and cycle are due primarily to an decrease in the average length of our flights of 6% over the same periods.
     Operating Expenses. Total operating expenses decreased by $117.6 million and 14%. The decrease in operating expenses during 2006 was primarily due to the previously discussed benefit of $43.6 million and losses of $59.6 million associated with the bankruptcy filings of Northwest and Mesaba for the year ended December 31, 2006 and 2005, respectively. Excluding the benefits and losses due to bankruptcy filings, for the year ended December 31,

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
2006 operating expenses decreased by $14.4 million and 2%. The decrease in operating expense was due primarily to the decreased average fleet size during 2006.
     Salaries, wages and benefits increased by $7.6 million, or 6%, primarily due to the increase in the average number of employees of 4%, as well as wage rate and benefit increases. The increase in employees is primarily due to an agreement we entered into with Northwest during the fourth quarter of 2006, under which we will provide our own ground handling services at seven additional cities under the Amended ASA where we had previously been handled by Northwest. In addition, we agreed to provide ground handling services to Northwest for its own flights at six additional cities under a separate agreement. As part of this transition, we have incurred and will continue to incur significant hiring, training, and other startup costs and capital expenditures for ground equipment. The Company also recorded a $1.6 million postretirement liability for pilots, of which $1.3 million was related to prior periods, as discussed in Note 16 of Item 8 of this Form 10-K.
     Aircraft fuel expense decreased $3.4 million, or 3%, due to the 4% decrease in block hours and the 1% increase in cycles, which was caused by a 6% decrease the average length of flights. In accordance with the 2002 ASA, passenger fuel costs are reimbursed in full by Northwest and capped at $0.78 per gallon. As of January 1, 2007, Northwest will provide us with fuel at no cost and with no margin to us. Aircraft fuel expense will no longer be a caption on our 2007 statement of operations.
     Aircraft maintenance, materials and repairs expenses that are reimbursed by Northwest increased by $1.1 million and 7%. Required heavy airframe maintenance checks performed on our CRJ aircraft increased during 2006. Heavy airframe maintenance checks were performed on 63 aircraft during 2006 versus 56 aircraft in 2005. This accounted for approximately $0.5 million of the increase in reimbursed maintenance expenses. The increase in non-reimbursable expenses of $2.1 million was primarily due to the aging of our fleet.
     Aircraft rental expense decreased $13.8 million, or 5%, due to the 4% decrease in average fleet size of 129 in 2005 to 124 in 2006. As previously noted, we sublease our CRJ aircraft from Northwest under operating leases that expire December 31, 2017. Through 2006, the monthly lease rates include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Effective January 1, 2007, our monthly lease rates were reduced to a market-based rate. Under the Amended ASA, Northwest reimburses in full aircraft rental expense.
     Ground handling services decreased by $5.3 million, or 6%, due primarily to an increase in the number of cities in which ground handling functions are performed by our employees rather than being outsourced. The remaining decrease is attributable to a change in the mix of cities served. However, this decrease in expense for ground handling services is offset by the increase in salaries and wages, as described above.
     Other expenses decreased by $2.8 million and 5%. The decrease in unreimbursed other expenses was driven by our decreased level of operations, most notably a decrease of $0.5 million of expenses associated with overnight travel for our pilots and flight attendants and $1.5 million attributable to a decrease in professional service expenses. Our 2005 professional services expense included increased costs associated with state tax planning, the audit of our financial statements and compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and the process of obtaining our second air carrier certificate. These costs decreased in 2006 as these projects did not require the same level of assistance from outside professionals.
     Nonoperating income (expense) decreased by $17.4 million primarily related to the purchase in 2005 of our outstanding $120.0 million note payable to Northwest at a discounted purchase price of $101.6 million. As a result, nonoperating income for 2005 includes a gain of $18.0 million, net of related fees, related to the repurchase of this debt.
     Income tax expense increased by $31.1 million from 2005 to 2006. This increase was due to an increase in our income before taxes, primarily attributable to change in items associated with the bankruptcy filings of Northwest and Mesaba. In 2005, we recorded expense of $59.6 million relating to this, whereas 2006 included a benefit of $43.6 relating to these bankruptcies. Excluding bankruptcy-related items, our effective tax rates were 37.8% and 37.2% for the years ending December 31, 2006 and 2005, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     2005 Compared to 2004
     The following summarizes our operating revenues and expenses as reimbursed and unreimbursed as provided for under the terms of our 2002 ASA. Revenue and expense shown as reimbursed relate to those 2002 ASA costs incurred by the Company that are fully reimbursed, with margin, by Northwest. Regional airline services revenue shown as unreimbursed is determined based on pre-set rates under the 2002 ASA for completed block hours, completed cycles and certain fixed costs and is intended to cover all of the our other operating costs. Expenses shown as other relate to the charges associated with the bankruptcy filings of Northwest and Mesaba.

	Years Ended December 31,
		2005				2004
	Reimbursed	Unreimbursed	Other	Total	Reimbursed	Unreimbursed	Total
	(in thousands)
Operating revenues:
Regional airline services	$564,030	$269,095	$—	$833,125	$423,911	$207,593	$631,504
Other revenue	—	8,480	—	8,480	—	3,944	3,944

Total operating revenues	564,030	277,575	—	841,605	423,911	211,537	635,448

Operating expenses:
Salaries, wages and benefits	—	134,277	—	134,277	—	105,143	105,143
Aircraft fuel	111,993	673	—	112,666	83,061	511	83,572
Aircraft maintenance, materials and repairs	14,582	17,283	—	31,865	11,842	11,703	23,545
Aircraft rentals	277,914	—	—	277,914	209,047	—	209,047
Other rentals and landing fees	17,914	25,058	—	42,972	18,651	18,450	37,101
Ground handling services	69,580	23,109	—	92,689	47,533	18,344	65,877
Depreciation	—	4,017	—	4,017	—	3,153	3,153
Other	15,644	43,033	—	58,677	11,386	29,321	40,707
Provision for (decreases) increases in losses associated with the bankruptcy filings of Northwest and Mesaba	—	—	59,599	59,599	—	—	—

Total operating expenses	507,627	247,450	59,599	814,676	381,520	186,625	568,145

Operating income	$56,403	$30,125	$(59,599)	$26,929	$42,391	$24,912	$67,303

Operating income as a percent of operating revenues	10.0%	10.9%		3.2%	10.0%	11.8%	10.6%
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
     Aircraft fuel expense increased $29.1 million, or 35%, due to the 34% increase in block hours, which was partially offset by decreased fuel burn resulting primarily from an 11% increase in the average length of our flights. In accordance with the 2002 ASA, passenger fuel costs are reimbursed in full by Northwest and capped at $0.78 per gallon.
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
     Aircraft rental expense increased $68.9 million, or 33%, due to the addition of 22 aircraft to our fleet, although 15 of these aircraft were removed from the fleet effective November 1, 2005. As previously noted, we sublease our CRJ aircraft from Northwest under operating leases that expire December 31, 2017. The monthly lease rates include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Northwest reimburses aircraft rental expense in full under the 2002 ASA.
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
     As of December 31, 2006, we had $0.7 million in cash and cash equivalents and $72.7 million in short term investments. Our balance of cash and cash equivalents as of December 31, 2006, was impacted by the timing of the December month-end payment from Northwest. Payments are received on the 15th and 30th of each month unless those days fall on a weekend, then the payment is received on the next business day. Our December 30th payment of $31.9 million was received on January 2, 2007, resulting in a lower than normal cash balance and a higher than normal receivable balance for the period ending December 31, 2006.
     Net cash provided by operating activities was $21.1 million in 2006. Cash used for investing activities was $35.0 million and cash used for financing activities was $17.0 million.
     On January 3, 2007, we agreed to assign an aggregate of $335.0 million of our $377.5 million stipulated unsecured claim against Northwest to several third parties for aggregate proceeds of approximately $283.0 million, net of expenses. We received the proceeds from this sale on January 23, 2007. The assignment of our claim has significantly increased our liquidity and our balance of cash and short-term investments. The assignment of our claim is subject to federal and state income taxation, and we will be required to make estimated tax payments on this sale throughout 2007.
     The Internal Revenue Service (“IRS”) is currently examining our federal income tax returns for years 2003 through 2005. The IRS has focused on several key transactions that we undertook during those periods. Should the IRS prevail on certain adjustments, if proposed, related to these areas, the impact on the Company could be significant. While we believe that we have recorded reserves that are appropriate for each identified issue, our liquid assets and our net earnings could be significantly reduced if the IRS examinations ultimately overturned our positions.
     Contractual obligations. The following chart details our contractual obligations at December 31, 2006.

	Payments Due by Period
	(in thousands)
	Total	2007	2008	2009	2010	2011	Thereafter
Contractual obligations:
Senior convertible notes	$121,000	$—	$—	$—	$—	$—	$121,000
Interest payments on long-term debt	72,751	3,933	3,933	3,933	3,933	3,933	53,086
Operating leases (1)	1,531,506	145,355	146,261	144,618	144,607	144,364	806,301
Purchase obligations (2)	5,249	1,660	1,369	1,105	564	430	121

Total contractual cash obligations	$1,730,506	$150,948	$151,563	$149,656	$149,104	$148,727	$980,508

(1)	Amounts represent the aircraft rental rates as prescribed in the Amended ASA, which became effective on January 1, 2007. These rates were lowered to a market-based rate in the Amended ASA.

(2)	Amounts represent non-cancelable commitments to purchase goods and services, including certain aircraft parts and information technology. See Note 17, Commitment and Contingencies, in Item 8 of this Form 10-K.
     The amounts noted above for operating leases include $1.4 billion of obligations for leased CRJ aircraft from Northwest. Under the terms of the ASA, we are reimbursed by Northwest in full for aircraft rental expense. For a more detailed discussion of operating leases, refer to Note 11, Leases, in Item 8 of this Form 10-K.
     In February 2005, we repaid the outstanding amount of $5.0 million on the line of credit with Northwest and purchased the outstanding $120.0 million note payable at a discounted purchase price of $101.6 million. The payments were made with net proceeds from the private sale of $121.0 million principal amount of our 3.25% senior convertible notes due 2025 (the “Notes”). The Notes bear interest at the rate of 3.25% per year, payable in cash semiannually in

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
arrears on February 15 and August 15 of each year, beginning August 15, 2005. For a more detailed discussion of the Notes, refer to Note 8, Senior Convertible Notes, in Item 8 of this Form 10-K.
     As previously discussed, on February 5, 2007, we entered into a new capacity purchase agreement with Continental Airlines, Inc. In connection with this agreement, on February 17, 2007, we entered into a purchase agreement with Bombardier, Inc. for up to 25 firm and 20 option aircraft. Under the agreement, we are obligated to purchase a minimum of 15 Q400 regional aircraft with an aggregate list price of approximately $372 million. These firm aircraft will be delivered to us between December 2007 and June 2008. We have a right of cancellation for the additional ten firm aircraft prior to February 2009. If we do not exercise this right, then we will take delivery of these ten additional aircraft between May 2009 and February 2010. We are also required to make pre-delivery payments to Bombardier totaling approximately $46 million in advance of the delivery of these 25 aircraft. In addition to the 25 firm aircraft, we have optional rights to acquire 20 Q400 aircraft that would be delivered between May 2009 and July 2010.
     Operating activities. Net cash provided by operating activities was $21.1 million during the year ended December 31, 2006, due primarily to cash generated from net income of $77.8 million, a benefit of $43.6 million associated with the bankruptcy filings of Northwest and Mesaba, $15.6 million in deferred income tax expense, $30.9 million in receivables related to the timing of the previously mentioned payment from Northwest and other miscellaneous charges. Net cash provided by operating activities was $27.3 million during the year ended December 31, 2005, due primarily to cash generated from net income of $25.7 million, which includes the after-tax gain on repurchase of debt of $11.3 million, offset by an increase in income taxes payable of $16.1 million, payments withheld by Northwest and other miscellaneous charges.
     Investing activities. Investing activities consisted of property and equipment purchases of $4.4 million and $8.0 million for the years ended December 31, 2006 and 2005, respectively. Investing activities also consisted of net short-term investments in marketable equity and debt securities of $28.5 million and $44.2 million for the years ended December 31, 2006 and 2005 respectively. In addition, we incurred costs of $2.0 million related to the acquisition of Colgan in January 2007, $1.0 million of which was an escrow payment made during 2006. For a more detailed information on short-term investments, refer to Note 2, Significant Accounting Policies, in Item 8 of this Form 10-K. Our 2005 and 2004 results include payments of $5.1 million and $10.0 million, respectively, to acquire contractual rights from Northwest related to Amendment No. 4 to our 2002 ASA.
     We are planning to undertake in 2007 a project to replace our maintenance, financial reporting, enterprise resource planning, and human resource information systems. This system implementation will require a significant expenditure for new software, implementation consultants, and internal resources. Inclusive of this software implementation project, we expect capital expenditures for 2007 related to Pinnacle to be approximately $16 to $18 million. We are expecting to fund these expenditures with cash flows generated from our operations. We do not anticipate a significant amount of capital expenditures at our Colgan subsidiary during 2007 other than expenditures that would be financed through third parties.
     Financing activities. Cash used for financing activities for the year ended December 31, 2006 totaled $17.0 million. This is due to the repayment of the entire amount of our borrowings under our line of credit. See Note 9, Line of Credit, in Item 8 of this form 10-K for further information.
     Deferred tax liability. In connection with the benefit to operating income associated with the bankruptcy filings of Northwest and Mesaba of $43.6 million for 2006, we recorded a deferred tax liability of $16.3 million.
     Guarantees and indemnifications. We are the guarantor of approximately $2.3 million aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds were issued by the Memphis-Shelby County Airport Authority (the “Authority”) and are payable solely from our rentals paid under a long-term lease agreement with the Authority. The leasing arrangement is accounted for as an operating lease in the consolidated financial statements.
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
     Aircraft fuel. Under the 2002 ASA, Northwest bore the economic risk of our passenger aircraft fuel price fluctuations as our passenger fuel costs are reimbursed by Northwest and capped at $0.78 per gallon. Under the Amended ASA, Northwest will provide fuel to Pinnacle at no cost to the Company.
     Interest rates. All of our CRJs are operated under long-term operating leases with Northwest. Our Saab aircraft, which were being subleased to Mesaba, are leased from a third party. Under the Amended ASA, the lease payments associated with aircraft deliveries are fixed. We do not hold long-term interest sensitive assets and, therefore, we are not exposed to interest rate fluctuations for our assets. The Notes bear interest at a fixed rate. We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.
     Senior Convertible Notes. While we pay interest on the Notes at a fixed rate of 3.25%, the fair value of the Notes is sensitive to changes in interest rates and to changes in the market price of our common stock. Interest rate changes may result in increases or decreases in the fair value of the Notes due to differences between market interest rates and rates in effect at the inception of the obligation. The fair value of the Notes may also increase or decrease with differences between the current market price of our common stock and the market price on the original issuance date of the Notes. Unless we elect to repurchase our Notes in the open market, changes in their fair value have no impact on our consolidated financial statements as a whole. The estimated fair value of the Notes on February 28, 2007 was approximately $182.3 million, based on quoted market prices.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Pinnacle Airlines Corp.
We have audited the accompanying consolidated balance sheets of Pinnacle Airlines Corp. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Airlines Corp. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pinnacle Airlines Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007 expressed an unqualified opinion thereon.
Memphis, Tennessee
March 8, 2007
/s/ ERNST & YOUNG LLP

Pinnacle Airlines Corp.
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Operating revenues:
Regional airline services	$816,787	$833,125	$631,504
Other	7,836	8,480	3,944

Total operating revenues	824,623	841,605	635,448

Operating expenses:
Salaries, wages and benefits	141,835	134,277	105,143
Aircraft fuel	109,224	112,666	83,572
Aircraft maintenance, materials and repairs	35,110	31,865	23,545
Aircraft rentals	264,124	277,914	209,047
Other rentals and landing fees	43,135	42,972	37,101
Ground handling services	87,390	92,689	65,877
Depreciation	3,985	4,017	3,153
Other	55,843	58,677	40,707
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(43,571)	59,599	—

Total operating expenses	697,075	814,676	568,145

Operating income	127,548	26,929	67,303

Operating income as a percentage of operating revenues	15.5%	3.2%	10.6%

Nonoperating (expense) income:
Interest income	2,548	1,239	301
Interest expense	(5,578)	(4,772)	(4,907)
Miscellaneous income, net	82	15	428
Gain on repurchase of debt	—	18,000	—

Total nonoperating (expense) income	(2,948)	14,482	(4,178)

Income before income taxes	124,600	41,411	63,125
Income tax expense	46,801	15,713	22,400

Net income	$77,799	$25,698	$40,725

Basic earnings per share	$3.55	$1.17	$1.86

Diluted earnings per share	$3.54	$1.17	$1.86

Shares used in computing basic earnings per share	21,945	21,913	21,892

Shares used in computing diluted earnings per share	21,974	21,932	21,911

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2006	2005
Assets

Current assets:

Cash and cash equivalents	$705	$31,567

Short-term investments	72,700	44,160

Receivables, principally from Northwest, net of allowances of $7,860 in 2006 and $51,523 in 2005	100,925	29,569

Spare parts and supplies, net of allowances of $1,517 in 2006 and $1,084 in 2005	8,061	6,368

Prepaid expenses and other assets	15,003	5,637

Deferred income taxes, net of allowance	—	9,146

Total current assets	197,394	126,447

Property and equipment:
Aircraft rotable spares	38,436	39,362
Other property and equipment	22,322	19,209
Office furniture and fixtures	2,148	2,002

	62,906	60,573
Less accumulated depreciation	(21,921)	(18,038)

Net property and equipment	40,985	42,535

Other assets, primarily aircraft deposits with Northwest	27,262	22,765

Debt issuance costs, net of amortization of $414 in 2006 and $194 in 2005	3,978	4,198

Goodwill, net of amortization of $4,027	18,422	18,422

Contractual rights acquired from Northwest, net of amortization of $1,883 in 2006 and $680 in 2005	13,232	14,435

Total assets	$301,273	$228,802

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2006	2005
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$18,201	$12,945
Accrued expenses	26,190	25,160
Bank line of credit	—	17,000
Income taxes payable	16,658	17,756
Deferred income taxes	6,815	—
Other current liabilities	5,980	7,161

Total current liabilities	73,844	80,022
Deferred income taxes	7,112	7,426
Senior convertible notes	121,000	121,000
Other liabilities	2,296	1,736

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, no shares issued	—	—
Series A preferred stock, stated value $100 per share; one share authorized and issued	—	—
Series common stock, par value $0.01 per share; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized, 22,080,585 and 21,945,260 shares issued in 2006 and 2005, respectively	221	219
Additional paid-in capital	86,152	85,550
Accumulated earnings (deficiency)	10,648	(67,151)

Total stockholders’ equity	97,021	18,618

Total liabilities and stockholders’ equity	$301,273	$228,802

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Consolidated Statements of Stockholders’ Equity (Deficiency)
(in thousands, except share data)

				Unearned
		Additional	Accumulated	Compensation	Accumulated
	Common	Paid-In	Earnings	on Restricted	Other Compre-
	Stock	Capital	(Deficiency)	Stock	hensive Gain	Total
Balance, December 31, 2003	$219	$84,973	$(133,574)	$—	$—	$(48,382)

Net income and comprehensive income	—	—	40,725	—	—	40,725
Restricted stock issuance – 58,200 shares	1	630	—	(631)	—	—
Amortization of unearned compensation	—	—	—	109	—	109

Balance, December 31, 2004	220	85,603	(92,849)	(522)	—	(7,548)

Net income and comprehensive income	—	—	25,698	—	—	25,698
Forfeiture of restricted stock – 5,000 shares	(1)	(53)	—	54	—	—
Amortization of unearned compensation	—	—	—	468	—	468

Balance, December 31, 2005	219	85,550	(67,151)	—	—	18,618

Net income and comprehensive income	—	—	77,799	—	—	77,799
Impact of adoption of SFAS 158, net of tax of $24	—	—	—	—	40	40
Restricted stock issuance – 135,325 shares	2	(2)	—	—	—	—
Share-based compensation	—	564	—	—	—	564

Balance, December 31, 2006	$221	$86,112	$10,648	$—	$40	$97,021

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating activities
Net income	$77,799	$25,698	$40,725
Adjustments to reconcile net income to cash provided by operating activities:
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(43,571)	59,254	—
Pilot post-retirement liability	1,522	—	—
Depreciation	3,985	4,017	3,153
Deferred income tax expense (benefit)	15,647	(7,965)	2,394
Other	3,495	777	(485)
Gain on repurchase of debt	—	(18,000)	—
Share-based compensation expense	564	468	109
Amortization of debt issuance costs	220	194	—
Amortization of contractual rights	1,203	680	—
Changes in operating assets and liabilities:
Receivables, principally from Northwest	(30,929)	(56,574)	(7,575)
Spare parts and supplies	(2,126)	(1,617)	(1,905)
Prepaid expenses and other assets	(11,834)	(1,023)	(6,184)
Accounts payable and accrued expenses	6,286	6,037	10,975
Other current liabilities	(62)	(785)	753
Income taxes payable	(1,098)	16,123	(3,963)

Cash provided by operating activities	21,101	27,284	37,997

Investing activities
Purchases of property and equipment	(4,394)	(7,962)	(8,647)
Proceeds from the sale of property and equipment	—	—	1,057
Purchases of short-term investments	(721,365)	(114,900)	—
Proceeds from sale of short-term investments	692,825	70,740	—
Transaction costs related to acquisition of Colgan Air, Inc., including escrowed funds	(2,029)	—	—
Purchase of contractual rights from Northwest	—	(5,115)	(10,000)

Cash used in investing activities	(34,963)	(57,237)	(17,590)

Financing activities
Payments on long-term debt with Northwest	—	(101,600)	(12,000)
Proceeds from line of credit with a bank	—	17,000	—
Repayments on line of credit with a bank	(17,000)	—	—
Repayments on line of credit with Northwest	—	(5,000)	(5,000)
Gross proceeds from issuance of senior convertible notes	—	121,000	—
Debt issuance costs	—	(4,392)	—
Other financing activities	—	(400)	(18)

Cash (used in) provided by financing activities	(17,000)	26,608	(17,018)
Net (decrease) increase in cash and cash equivalents	(30,862)	(3,345)	3,389
Cash and cash equivalents at beginning of period	31,567	34,912	31,523

Cash and cash equivalents at end of period	$705	$31,567	$34,912

Supplemental disclosure of cash flow information
Interest paid	$4,594	$7,562	$5,920
Income tax payments	$32,299	$2,837	$23,970
The accompanying notes are an integral part of these consolidated financial statements.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
1. Description of Business
     Pinnacle Airlines Corp. (the ‘‘Company’’), operates through its wholly owned subsidiary, Pinnacle Airlines, Inc., as a regional airline providing airline capacity to Northwest Airlines, Inc. (‘‘Northwest’’), a wholly owned indirect subsidiary of Northwest Airlines Corporation. The Company operates as a Northwest Airlink carrier at Northwest’s domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis, and the regional focus city of Indianapolis. As of December 31, 2006, the Company operated an all-regional jet fleet of 124 Canadair Regional Jet (‘‘CRJ’’) aircraft and offered regional airline service with approximately 721 daily departures to 115 cities in 35 states and four Canadian provinces.
     Pinnacle Airlines Corp. was incorporated in Delaware on January 10, 2002 to be the holding company of Pinnacle Airlines, Inc., which is a predecessor to the Company incorporated in Georgia in 1985. Pinnacle Airlines, Inc. was acquired in April 1997 by Northwest Airlines Corporation. Since the acquisition, Pinnacle Airlines, Inc. has provided regional airline service exclusively to Northwest. Since March 2002, the Company has provided services to Northwest under an airline services agreement (“2002 ASA”). In November 2003, the Company completed its initial public offering (the “Offering”) and Northwest was no longer a majority shareholder. On December 16, 2006, the Company and Northwest agreed to the terms of an amended and restated ASA (the “Amended ASA”), to be effective January 1, 2007.
2. Significant Accounting Policies
Principles of Consolidation
     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Pinnacle Airlines Corp. and its wholly owned subsidiary, Pinnacle Airlines, Inc. All intercompany transactions have been eliminated in consolidation.
Concentration of Credit Risk
     Substantially all of the Company’s revenues have been derived from Northwest and the Company has a significant concentration of its accounts receivable with Northwest with no collateral. For further discussion of amounts owed from Northwest, see Notes 3 and 10.
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
Segment Reporting
     Through December 31, 2006, the Company operated in one business segment consisting of regional airline services to Northwest.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
2. Significant Accounting Policies (continued)
Revenue Recognition
     As discussed in Note 5, the Company’s Amended ASA provides a monthly margin payment calculated to achieve a target operating margin, based on reimbursement payments and payments based on pre-set rates. The Company recognizes revenue when services are provided. The monthly margin payment plus total reimbursement payments and payments based on pre-set rates are recognized as revenue at the gross amount billed.
     As the payments based on pre-set rates are not based on the actual expenses incurred, the Company’s actual annual unadjusted operating margin may fall outside the then applicable floor or ceiling stipulated in the Amended ASA. Through 2007, the Amended ASA provides for a year-end margin adjustment to bring the Company’s operating margin to the applicable floor or ceiling. For the years ended December 31, 2006, 2005 and 2004, no margin adjustment payments were required.
     The Company’s Amended ASA contains provisions for certain penalties based on operational performance and are treated as reductions in revenue. For the years ended December 31, 2006, 2005 and 2004, the Company recorded penalties of $269, $1,746 and $1,878, respectively.
     Certain costs incurred by Northwest under the Amended ASA are billed to the Company, and then paid to the Company and recorded as revenue on a gross basis from Northwest. Among other things, these costs include fuel through December 31, 2006 and ground handling services that are recorded at amounts established by Northwest, which may vary from actual costs incurred.
Aircraft Maintenance and Repair Costs
     Aircraft maintenance and repairs are expensed as incurred, except for charges for maintenance and repairs incurred under power-by-the-hour maintenance contracts that are accrued and expensed based on hours flown. Modifications that significantly enhance the operating performance and/or extend the useful lives of property and equipment are capitalized and amortized over the lesser of the remaining life of the asset or the lease term, as applicable.
Manufacturer Credits
     When the Company accepts delivery of new CRJs, it has the obligation to purchase from Northwest certain manufacturer credits that are used by the Company to acquire flight equipment, spare parts and supplies and maintenance services. Under its operating agreement with Northwest, the Company could decline to purchase credits that it does not plan to utilize within 180 days. For the years ended December 31, 2005 and 2004, the Company obtained manufacturer credits from Northwest in the amount of $5,108 and $4,386, respectively. The Company did not obtain manufacturer credits from Northwest in the year ended December 31, 2006. There were no available manufacturer credits at December 31, 2006 and 2005.
Impairment of Long-Lived Assets
     The Company evaluates whether there has been an impairment of its long-lived assets if circumstances indicate that a possible impairment may exist. Impairment exists when the carrying amount of a long-lived asset is not recoverable (undiscounted cash flows are less than the asset’s carrying value) and exceeds its fair value. If it is determined that an impairment has occurred, the carrying value of the long-lived asset is reduced to its fair value. After conducting an evaluation based on the terms of the Amended ASA during the fourth quarter of 2006, the Company concluded that none of its long-lived assets were impaired as of December 31, 2006.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
2. Significant Accounting Policies (continued)
Share-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB 25”). Beginning January 1, 2006, the Company adopted SFAS 123R, which requires recognition of compensation expense for share-based awards, including employee stock option grants, using a fair value method. As allowed under SFAS 123R, the Company chose the modified prospective adoption method, under which compensation cost is recognized in the financial statements beginning with the effective date, for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS 123R. Accordingly, prior period amounts have not been restated. The Company utilizes the Black-Scholes-Merton multiple-option pricing valuation model to measure the fair value of stock option grants under SFAS 123R.
     Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed in APB 25 to measure compensation expense for share-based compensation plans. Under APB 25 no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant and the number of shares was fixed. Since the Company’s stock options had all been granted with exercise prices at fair value, the Company recognized no compensation expense for stock options while under APB 25.
     See Note 15, Share-Based Compensation, for additional disclosures related to share-based compensation.
Cash and Cash Equivalents
     Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash and have initial maturities of three months or less.
Allowance for Doubtful Accounts
     The Company grants trade credit to certain approved customers. The Company performs a monthly analysis of outstanding trade receivables to assess the likelihood of collection. For balances where the Company does not expect full payment of amounts owed, the Company will record an allowance to adjust the trade receivable to the Company’s best estimate of the amount it will ultimately collect. If balances are ultimately determined to be uncollectible, both the receivable and the related allowance are written off. For a discussion of the allowances recorded in 2006 and 2005 for amounts due from Northwest, see Note 3.
Property and Equipment
     Property and equipment, consisting primarily of aircraft rotable spare parts and other property, are stated at cost. Expenditures for major renewals, modifications and improvements are capitalized when such costs are determined to extend the useful life of the asset. Property and equipment are depreciated to estimated residual values using the straight-line method over the estimated useful lives of the assets, which generally range from three to ten years for other property and equipment. Depreciation of aircraft rotable spares is determined by allocating the cost, net of estimated residual value, over the shorter of the asset’s useful life or the remaining lease terms of related aircraft.

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
     Goodwill is reviewed at least annually for impairment by comparing the fair value of the Company’s reporting unit with its carrying value. Fair value is determined using a discounted cash flow methodology and includes management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Unless circumstances otherwise dictate, the Company performs its annual impairment testing in the fourth quarter.
Contractual Rights Acquired from Northwest
     Contractual rights were acquired from Northwest in 2004 under Amendment No. 4 to the 2002 ASA. Among other things, Amendment No. 4 granted the Company the right to operate an additional ten CRJs during the remaining term of the 2002 ASA. The delivery of the ten additional aircraft, which began in the second quarter of 2005, increased the Company’s fleet to 139 aircraft. In consideration of these contractual rights, the Company paid $15,115 to Northwest, $10,000 of which was paid in the fourth quarter of 2004, and $5,115 of which was paid during the second quarter of 2005.
     The acquired contractual rights are being amortized as an adjustment to revenue on a straight-line basis over the remaining term of the Amended ASA. During the years ended December 31, 2006, 2005 and 2004, the Company recorded $1,203, $680 and $0, respectively, in amortization and expects future amortization associated with this intangible asset to be $1,203 per year through 2017.
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

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
2. Significant Accounting Policies (continued)
Financial Instruments
     Fair values of cash equivalents, receivables and accounts payable approximate their carrying amounts due to the short period of time to maturity.
     The Company invests excess cash balances into overnight Eurodollar deposits and collateralized repurchase agreements with banks at the end of each business day. The deposits and agreements represent an unconditional obligation of the banks to repay principal and repurchase securities on the next business day. The overnight investment balance was $0 and $32,235 at December 31, 2006 and 2005, respectively, and is included in cash and cash equivalents on the Company’s consolidated balance sheets.
     The Company repurchased its $120,000 note payable to Northwest in February 2005 for $101,600, which approximated its fair value. The repurchase was done after the private placement of $121,000 principal amount of the Company’s 3.25% senior convertible notes due February 15, 2025, (the “Notes”). The fair value of the Notes on December 31, 2006 and 2005 was $170,761 and $88,300, respectively, based on quoted market prices. The Notes are classified as noncurrent liabilities, except as of the end of the period preceding the period when the Notes’ conversion option applies, in which case the entire balance would be classified as a current liability. For further discussion, see Note 8, Senior Convertible Notes.
     The Company also had $1,250 invested in certificates of deposit at December 31, 2006. These certificates of deposit have various maturities, all less than one year and are used as collateral for standby letter of credit facilities that the Company maintains for various vendors. As of December 31, 2006, the Company had $936 of standby letters of credit outstanding.
Short-Term Investments
     The Company invests excess cash balances primarily in short-term money market instruments, short-term marketable debt securities and highly liquid equity securities. Investments in marketable securities are classified as available-for-sale and presented at their estimated fair values based on quoted market prices for those securities, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2006 the Company had $72,700 invested in auction rate securities (“ARS”), including $12,975 in auction rate preferred stock and $59,725 in auction rate certificates. At December 31, 2005 the Company had $44,160 invested in ARS, including $13,150 in auction rate preferred stock and $31,010 in auction rate certificates. The auction rate certificates are issued by U.S. states and political subdivisions of the states and had contractual maturity of more then ten years. Although ARS typically have long-term or no stated maturities, these investments have characteristics similar to short-term investments because the securities are periodically repriced at predetermined intervals, generally every 7-35 days, through an auction process. The Company classifies investments in ARS as short-term investments on the Company’s consolidated balance sheets. All income generated from these securities in 2006 and 2005 was from earned interest and dividends and there were no unrealized or realized gains or losses for the years ended December 31, 2006 and 2005. The Company did not invest in such securities in 2004.
Reclassification
     Certain prior year amounts on the Company’s consolidated balance sheets, primarily other assets and accounts receivable, were reclassified to conform to current year classifications.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
2. Significant Accounting Policies (continued)
New Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which becomes effective for the Company beginning January 1, 2007. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. At this time, the Company has not determined the impact that the adoption of FIN 48 will have on its consolidated financial statements.
     The Company adopted the FASB SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), effective December 31, 2006. SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in the funded status in the year in which changes occur through comprehensive income. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented are not restated. The adoption of SFAS 158 resulted in an adjustment of $40, net of tax, to accumulated other comprehensive income, which is reflected in the Consolidated Statements of Stockholders’ Equity (Deficiency). See Note 16, Employee Benefit Plans,, for more information.
3. Northwest Bankruptcy Filing
     On September 14, 2005, Northwest filed for protection under Chapter 11 of the United States Bankruptcy Code. In September 2005, Northwest requested that the Company remove 15 CRJ aircraft from service. These aircraft were removed from the fleet effective November 1, 2005, reducing the Company’s total operating CRJ fleet from 139 to 124 aircraft. The Company received fixed payments based on an operating fleet of 139 aircraft through November 30, 2005, but did not make or receive any payment related to these 15 aircraft under the 2002 ASA since the rejection order was entered by the bankruptcy court. The Company maintained a fleet size of 124 aircraft throughout 2006.
     During its bankruptcy proceedings, Northwest is making decisions to assume or reject key executory contracts to further its reorganization. The Company’s ASA is one such contract. Throughout 2006, the Company continued to operate under its 2002 ASA while Northwest continued with its bankruptcy proceedings. On December 15, 2006, the Company and Northwest agreed to the terms of an amended and restated ASA (the “Amended ASA”), to become effective as of January 1, 2007, and entered into an Assumption and Claims Resolution Agreement (the “Assumption Agreement”) with Northwest. The Assumption Agreement provides that Northwest will assume the Amended ASA pursuant to its plan of reorganization. In addition, the Company entered into a Stock Purchase Agreement pursuant to which it will purchase its Class A Preferred Share currently held by Northwest on January 2, 2008 for a purchase price of $20,000. The Series A preferred stock has a stated value and liquidation preference of $100 per share and gives Northwest the right to appoint two directors to the Company’s board of directors, as well as certain other rights. No dividends are payable to the shareholder of the Series A preferred stock. The Amended ASA, the Assumption Agreement and the Stock Purchase Agreement were confirmed by the bankruptcy court on January 11, 2007. See further discussion of the Amended ASA in Note 5, Airline Services Agreement.
     As of December 31, 2005, Northwest owed the Company approximately $53,944 for amounts under the 2002 ASA that were outstanding at the time of the Northwest bankruptcy filing. The Company’s pre-petition receivable was reduced for amounts the Company owed Northwest at that time under these agreements. As of December 31, 2005, the Company had a reserve totaling $51,523 (approximately 95%) of its pre-petition receivable for amounts that it expected would not be collected. The Company considered the historical recoveries that unsecured creditors had received in other recent major airline bankruptcies. At the same time that the Company entered into the Amended ASA., Northwest and the Company agreed that the Company will receive an allowed unsecured claim of $377,500 against Northwest in its

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
3. Northwest Bankruptcy Filing (continued)
bankruptcy proceedings in settlement of all amounts that Northwest may owe to the Company for pre-petition claims and the economic adjustments provided for in the Amended ASA. On January 3, 2007, the Company agreed to assign an aggregate of $335,000 of its $377,500 stipulated unsecured claim against Northwest that was agreed to in the Assumption Agreement to several third parties for aggregate proceeds of approximately $283,000, net of expenses. As a result, the Company lowered its reserve against its pre-petition receivables from 95% to 15.5%. This change in estimate resulted in a benefit to operating income of $40,313 for the year ended December 31, 2006. Other changes to the provision during the year increased operating income by an additional $4,023. This was mainly related to revisions in the Company’s determination of payables subject to offsetting, primarily landing fees, owed to Northwest at the time of its bankruptcy filing.
     As a result of the entry into the Amended ASA, the Assumption Agreement and the subsequent receipt of $283,000 of proceeds from the assignment of the Company’s stipulated unsecured claims, the Company has adequate funds to finance its operations in 2007. Although the Company has successfully entered into the Amended ASA, its future operations are substantially dependent on Northwest’s successful emergence from bankruptcy. If Northwest were unable to emerge from bankruptcy and were forced to liquidate, the Company would lose its most significant source of revenue along with its fleet of regional jets. Additionally, if Northwest were to merge or enter into an acquisition agreement with another airline prior to exiting bankruptcy, the Company’s regional jet fleet could be reduced to as few as 100 CRJs. However, the Company does not believe the above risks related to Northwest present a substantial risk to its ability to operate through 2007.
     The above changes in estimate appear under the caption “Provisions for (decrease) increases in losses associated with bankruptcy filings of Northwest and Mesaba” in the Company’s consolidated statement of income and increased the Company’s operating income, net income and diluted earnings per share (“EPS”) for the year ended December 31, 2006 by $44,336, $27,897 and $1.27, respectively.
4. Mesaba Bankruptcy Filing
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
     In 2005, the Company recorded losses of $8,075 following Mesaba’s rejection of the sublease agreements on the Saab aircraft, which were comprised of $1,254 of rent not paid by Mesaba prior to returning the aircraft and an estimate of $6,821 for future sublease losses including amounts the Company reasonably expected to recover through the bankruptcy proceedings of Mesaba and Northwest. The Company’s accrued losses considered current estimates of market rental rates and costs necessary to restore the aircraft to a condition suitable for sublease.
     On October 4, 2006, the Company entered into an assignment of claim agreement (the “Agreement”) with Goldman Sachs Credit Partners L.P. (“Goldman Sachs”). In the Agreement, the Company assigned to Goldman Sachs all of its rights with respect to its deficiency claim against Mesaba as set forth in the proof of claim filed in the bankruptcy court. Under the Agreement, Goldman Sachs agreed to pay the Company 42% of the final allowed claim, which ultimately will be determined by a final order in Mesaba’s bankruptcy proceedings. On October 5, 2006, Goldman Sachs advanced to the Company $5,234, which is equal to 80% of the purchase price based on the claim amount set forth in the Company’s proof of claim. The Agreement contains a provision for an additional payment from (or payment to) Goldman Sachs once the final allowed amount of the claim is determined. Should the Company’s ultimate claim against Mesaba be less than that contained in the assignment agreement with Goldman Sachs, the Company will be required to pay Goldman Sachs interest on any difference.
     For the year ended December 31, 2006, the Company recorded an increase of expected sublease losses of $765. This includes a reduction made in the third quarter of 2006 of $3,061 to increase to 42% the amount of its total recorded losses that may ultimately be recovered through Mesaba’s bankruptcy proceedings and a $3,826 increase due to higher

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
4. Mesaba Bankruptcy Filing (continued)
refurbishment costs and lower recoveries from subleasing the Saab aircraft to other operators. These changes in estimates appear under the caption “Provisions for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba” in the Company’s consolidated statement of income and decreased operating income, net income and EPS by $765, $480 and $0.02, respectively, for the year ended December 31, 2006.
     The Company’s accrued future sublease losses, net of expected recoveries, as of December 31, 2006 and December 31, 2005 are included in other current liabilities in the amount of $6,282 and $5,396, respectively, and other liabilities in the amounts of $657 and $1,425, respectively, on the Company’s consolidated balance sheets.
     On February 7, 2007, Mesaba filed an objection to the Company’s proof of claim, alleging, among other things, that the Company failed to mitigate its damages by subleasing the aircraft to a third party or returning the aircraft to the Company’s lessor, and that the Company may have recovered a portion of its damages through its claim settlement with Northwest. The Company believes that its claim against Mesaba has been property asserted, however should Mesaba be successful in reducing the final amount of the Company’s claim, adjustments will be necessary to the expected recoveries from the Agreement discussed above.
5. Airline Services Agreement
     Prior to Northwest’s bankruptcy filing, the Company and Northwest operated under an ASA that was effective March 1, 2002 (the “2002 ASA”). Since 2002, the Company amended the 2002 ASA several times to, among other things, extend its term from December 31, 2012 to December 31, 2017, reduce the target operating margin from 14% to 10% effective December 1, 2003, and increase the Company’s minimum fleet size to 139 aircraft. On December 16, 2006, Northwest and the Company agreed to the terms of a new agreement (the “Amended ASA”) to be effective January 1, 2007. As the Company expected, Northwest requested substantial modifications to the 2002 ASA as a condition to any agreement to assume the 2002 ASA during its bankruptcy reorganization. The discussion below describes the Amended ASA. Unless noted, the terms of the Amended ASA are the same as the terms in the 2002 ASA.
     At the end of its term in 2017, the Amended ASA automatically extends for additional five-year periods unless Northwest provides notice to the Company two years prior to the termination date that it does not plan to extend the term.
     The Amended ASA covers all of the Company’s existing fleet. As previously discussed in Note 3, in September 2005, Northwest requested that the Company remove 15 CRJ aircraft from service. The Amended ASA provides that the Company will retain its current operating fleet of 124 CRJs and that the 15 aircraft previously removed from its fleet will be returned to the Company in the first quarter of 2007. Two additional CRJs will be delivered to the Company by the end of 2007, increasing its fleet to 141 CRJs by December 31, 2007. As of March 7, 2007, 13 of these 17 aircraft had been delivered. Northwest will commit to either a three- or ten-year term for these 17 aircraft prior to March 31, 2007. However, if the Company has not entered into an amended collective bargaining agreement with the Airline Pilots Association (“ALPA”), the union representing its pilots, prior to March 31, 2007, Northwest will have an ongoing option to remove these 17 aircraft from the Company’s fleet at any time at a rate of three aircraft per month. For further discussion on the Company’s pilot negotiations, see Note 17, Commitments and Contingencies.
     If Northwest commits the 17 additional aircraft to the Company’s fleet for a period of three or ten years, the allowed unsecured claim of $377,500 will be reduced by $13,600 or $42,500, respectively. The Amended ASA provides that Northwest may reduce the Company’s fleet size to a minimum of 100 aircraft should Northwest enter into a merger or acquisition agreement with another major airline prior to exiting bankruptcy. In such event, Northwest has agreed that the purchase price for the Company’s Class A Preferred Share would be reduced from $20,000 to a nominal amount and the Company has retained the right to assert an additional claim for the reduction in capacity. However, such claim would be reduced by the $20,000 purchase price reduction. For more information on the Company’s Class A Preferred Share, see Note 3, Northwest Bankruptcy.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
5. Airline Services Agreement (continued)
     Northwest may exchange CRJ-200 aircraft in the Company’s fleet for aircraft configured with 70 or more seats on a one-for-one basis and on similar economic terms and conditions at any time.
     To the extent that Pinnacle Airlines, Inc. operates regional jets on behalf of another major airline, Northwest may remove one aircraft for every two aircraft that it operates for another partner above an initial base of 20 regional jets. Northwest may remove no more than 20 aircraft subject to this option and no more than five aircraft in any 12-month period. Northwest may only exercise this option if the removed aircraft are not operated by or on behalf of Northwest after their removal from our fleet.
     Under the Amended ASA, the Company receives the following payments from Northwest:
     Reimbursement payments: The Company receives monthly reimbursements for all expenses relating to: basic aircraft and engine rentals; aviation liability, war risk and hull insurance; third-party deicing services; CRJ third-party engine and airframe maintenance; hub and maintenance facility rentals; passenger security costs; ground handling in cities where Northwest has ground handling operations; Detroit landing fees and property taxes. The Company has no financial risk associated with cost fluctuations because we are reimbursed by Northwest for the actual expenses incurred for these items. The Amended ASA provides that Northwest will provide jet fuel to the Company at no charge, although it is still required to meet certain fuel usage targets. Under the 2002 ASA, the Company paid for its fuel costs, which were capped, and was reimbursed on a monthly basis, with margin, for its fuel expense.
     Payments based on pre-set rates: The Company is entitled to receive semi-monthly payments for each block hour and cycle we operate and a monthly fixed cost payment based on the size of our fleet. The term “block hours” refers to the elapsed time between an aircraft leaving a gate and arriving at a gate, and the term “cycles” refers to an aircraft’s departure and corresponding arrival. These payments are designed to cover all of the Company’s expenses incurred with respect to the ASA that are not covered by the reimbursement payments. The substantial majority of these expenses relate to labor costs, ground handling costs in cities where Northwest does not have ground handling operations, landing fees in cities other than Detroit, overhead and depreciation. These rates will be in effect (subject to indexed annual inflation adjustments) until 2013, when the rates will be reset.
     Margin payments: The Company receives a monthly margin payment based on the revenues described above calculated to achieve a target operating margin. The target operating margin for the years ended December 31, 2006, 2005 and 2004 was 10%. Under the Amended ASA, effective January 1, 2007, the Company’s target operating margin was reduced to 8%. The 2002 ASA called for a target operating margin of 10% through 2007, at which time the Company’s target operating margin would have been adjusted to the average operating margin of publicly traded regional airlines.
     The portion of any margin payments attributable to the reimbursement payments will always be equal to the targeted operating margin for the relevant period. However, since the payments based on pre-set rates are not based on the actual expenses incurred, if the Company’s expenses are not covered by these payments, its actual operating margin could differ from its target operating margin.
     Through 2007, if the Company’s actual costs that are intended to be covered by the revenues it receives based on pre-set rates deviate from the expected costs used in developing those pre-set rates causing Pinnacle Airlines, Inc.’s annual operating margin to be below the 6% floor or above the 10% ceiling for 2007, a year-end adjustment in the form of a payment to or from Northwest will be made to adjust its operating margin to the floor or ceiling. The floor and ceiling were 8% and 12% and 9% and 11% for the years ended December 31, 2006 and 2005, respectively. Specified amounts are excluded when determining the annual operating margin is below the floor or above the ceiling. Beginning in 2008, Northwest will not guarantee Pinnacle Airlines, Inc.’s minimum operating margin, although it will still be subject to a margin ceiling above the revised target operating margin. If the actual operating margin for any year beginning with 2008 exceeds the 8% target operating margin but is less than 13%, the Company will make a year-end adjustment payment to Northwest in an amount equal to half of the excess above 8%. If the actual operating margin for any year beginning with 2008 exceeds 13%, the Company will pay Northwest all of the excess above 13%. For the

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
5. Airline Services Agreement (continued)
years ended December 31, 2006, 2005 and 2004, no margin adjustment payments were required pursuant to the terms of the 2002 ASA.
     The 2002 ASA contains a provision requiring the Company to allocate its overhead to the extent that the Company establishes operations with another major airline, thereby providing a rate reduction to Northwest. The Amended ASA provides that the Company will not be required to provide a rate reduction to Northwest until Pinnacle Airlines, Inc. has added at least 24 aircraft with another major airline. The method of allocation and extent of Northwest’s rate reduction have not yet been determined and will be negotiated at such time. To the extent that the Company cannot agree to a rate reduction with Northwest, the parties have agreed to pursue binding arbitration to determine the rate reduction.
     The 2002 ASA and the other agreements the Company has entered into with Northwest to provide it with various ongoing services were made in the context of the Company being a subsidiary of Northwest and were negotiated in the overall context of the initial contribution of shares to the Northwest Airlines Pension Plans. As a result of Northwest’s control of the Company when these agreements were negotiated, the prices and other terms under these agreements were different from the terms the Company might have obtained in arm’s-length negotiations with unaffiliated third parties for similar services. Some of these terms may have been more or less favorable to the Company than those we would have been able to obtain otherwise. Effective January 1, 2007, the Amended ASA lowered the Company’s aircraft rental expense to a market-based rate.
     The 2002 ASA included a termination provision if Northwest did not consent to certain change of control events of Pinnacle Airlines, Inc. or Pinnacle Airlines Corp. Under the terms of the Amended ASA, after the Class A Preferred Share is redeemed on January 2, 2008, Northwest will no longer have the option to terminate the ASA with a change in control, but instead will have both the option to remove up to 62 aircraft from the Company’s fleet over a three-year period and the option to extend the Amended ASA for another five years without the obligation to reset rates. In addition, certain operating performance measurement formulas would be revised in Northwest’s favor.
     These agreements generally contain cross-termination provisions such that termination of the ASA will trigger a termination under the relevant agreement. Note 6, Other Agreements with Northwest, includes a summary of the terms contained in the Company’s other agreements with Northwest.
6. Other Agreements with Northwest
     In connection with the services provided to Northwest under the ASA, the Company and Northwest have also entered into several other agreements. Unless otherwise stated, the terms of these agreements generally will continue as long as the Amended ASA is in effect. These agreements generally contain cross-termination provisions such that termination of the Amended ASA will trigger a termination under the relevant agreement. The following is a summary description of these agreements.
     Aircraft and Spare Engine Lease Agreements. The Company has entered into aircraft lease and sublease agreements and spare engine sublease agreements with Northwest with respect to all of the aircraft and spare engines it leases or subleases from Northwest. These agreements terminate on December 31, 2017, the expiration date of the Amended ASA.
     The Company had paid to Northwest a deposit of $175 with the delivery of each CRJ. As provided in the aircraft lease agreements between the Company and Northwest, the deposits may be refunded to the Company upon the expiration of the operating agreement between the Company and Northwest, or they may be used in settlement of the final rent payment due to Northwest. Aircraft deposits are shown as other assets in the Company’s consolidated balance sheets. The Company’s $24,325 of aircraft deposits as of December 31, 2006 included deposits for each of the 15 aircraft removed from the Company’s fleet in November 2005. As of December 31, 2005, the aircraft deposits of $2,625 associated with these 15 aircraft were included as accounts receivable on the Company’s consolidated balance sheets. In connection with the Amended ASA, the required aircraft deposit was changed to $196 per CRJ for each of the 124 CRJs

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
6. Other Agreements with Northwest (continued)
in the fleet as of December 31, 2006 and Northwest agreed that no deposit will be required for the additional 17 aircraft that will be added to the fleet in 2007. The $2,625 was reclassified from receivables to other assets on the Company’s consolidated balance sheet as of December 31, 2006.
     Manufacturer Benefits Agreement. The manufacturer benefits agreement allows the Company to take advantage of provisions related to guaranties, warranties, inventory support, product support and maintenance services contained in agreements Northwest has with Bombardier and General Electric with respect to aircraft and engines in the Company’s fleet.
     Sublease and Facilities Use Agreements. The Company has entered into facility sublease agreements with Northwest for certain hangar and aircraft maintenance, as well as facilities use agreements relating to terminal facilities at Northwest’s domestic hubs. These agreements are subject to the terms of master leases under which Northwest leases the facilities from third-party lessors. These agreements will expire on the earlier of the expiration of Northwest’s lease for the property or the termination of the Amended ASA.
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
     Ground Handling Agreement. The Company and Northwest have entered into a ground handling agreement whereby the Company will provide certain ground handling functions to Mesaba. Such services will be provided at certain locations that are operated by the Company through the term of the agreement, which expires December 31, 2017. Upon expiration, the agreement is automatically renewed for successive five-year periods unless terminated by the Company or Northwest pursuant to the terms of the agreement. Beginning on January 1, 2004, and each succeeding January 1, the ground handling payment rate will be adjusted for certain cost increases as defined in the agreement. For the years ended December 31, 2006, 2005 and 2004, the Company recorded revenue of approximately $595, $2,229 and $950, respectively, for providing these services, which is included in other operating revenue in the accompanying statements of income.
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

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
7. Earnings Per Share Calculation
     The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share. The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2006	2005	2004
Net income	$77,799	$25,698	$40,725

Basic earnings per share	$3.55	$1.17	$1.86

Diluted earnings per share	$3.54	$1.17	$1.86

Share computation:
Weighted average number of shares out-standing for basic EPS	21,945	21,913	21,892
Unvested restricted stock	29	19	19

Weighted average number of shares out-standing for diluted EPS	21,974	21,932	21,911

     Options to purchase 935, 663 and 727 shares of common stock were excluded from the diluted EPS calculation at December 31, 2006, 2005 and 2004, respectively, because their effect would be anti-dilutive.
     In certain instances, the Company’s 3.25% senior convertible notes due February 15, 2025 (the “Notes”) can impact its diluted EPS calculation. In accordance with Emerging Issues Task Force (“EITF”) 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, the Company’s calculation of fully diluted earnings per share will only be impacted by the number of shares of its common stock with a market value equal to the excess of the conversion value over the $1,000 principal amount. No dilution will result from the Notes during a reporting period unless the Company’s average price of its common stock during such reporting period exceeds the initial conversion price of $13.22, and then only to the extent of that excess. The Company’s average stock price did not exceed this price in 2006. The average closing stock price for any quarter since the issuance of the Notes has not exceeded the initial conversion price of $13.22; therefore, no shares have been used in the Company’s diluted EPS calculation in either 2005 or 2006. See Note 8 for additional disclosures related to the Notes.
     The number of shares used in the calculation of fully diluted earnings per share for a reporting period would be increased by the following amounts (assuming $121,000 principal amount outstanding):

Average Stock Price	Shares
During Reporting Period	(in thousands)
$14.00	510
$15.00	1,087
$16.00	1,591
$17.00	2,036
$18.00	2,431
$19.00	2,785
$20.00	3,103
     The maximum number of shares that could affect the calculation of fully diluted earnings per shares is 9,153.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
8. Senior Convertible Notes
     In February 2005, the Company completed the private placement of $121,000 principal amount of its 3.25% senior convertible notes due February 15, 2025. The Notes pay cash interest semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 2005. The Company’s sale of the Notes was made to qualified institutional investors under Rule 144A of the Securities Act of 1933 and was subsequently registered under the Securities Act of 1933. The Notes are senior unsecured obligations and rank equally with other future senior unsecured debt, and are junior to any of the Company’s secured debt, to the extent of the collateral pledged, and to any debt and all other liabilities of Pinnacle Airlines, Inc.
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
     Holders may convert their Notes only during the following periods:
•	During a quarter (and only during such quarter) if the closing price of the Company’s common stock exceeds 120% of the conversion price of the Notes ($15.86 per share or the “trigger price”) for at least 20 of the last 30 trading days of the preceding quarter;

•	During a five day period after the Notes have traded for a five day period at a price that is less than 98% of the equivalent value that could be realized upon conversion of the Notes;

•	If the Company calls the Notes for redemption;

•	If a change of control or other specified corporate transactions or distributions to holders of the Company’s common stock occurs (and in some instances, the Company may also owe an additional premium upon a change in control); and

•	During the ten trading days prior to the maturity date of February 15, 2025.
     On December 22, 2006, the Company’s common stock price exceeded, for the first time since the issuance of the Notes in 2005, the trigger price of $15.86. However, because the closing stock price exceeded the conversion price for only five of the required 20 trading days before year-end, the Notes cannot be converted in the first quarter of 2007. Should the stock price remain above the $15.86 trigger price, as specified above, during the first quarter of 2007, holders of the Notes will have the right to exercise the conversion option in the second quarter of 2007. For any period the holders have the right to exercise the conversion option, the Note’s full $121,000 value would be classified as a current liability in its consolidated balance sheet as of the end of the preceding period.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
9. Line of Credit
     On June 16, 2005, the Company entered into a revolving credit facility with First Tennessee Bank (the “Revolver”). The Revolver was a one-year commitment that allowed for borrowings up to $17,000. Advances under the facility accrued interest at the Bank’s base rate, or at LIBOR plus 2.5% at the Company’s option. The Revolver was secured by the Company’s inventory of spare parts, ground equipment, and furniture and fixtures.
     The Revolver contained certain affirmative and negative covenants, including a restriction on the ability to pledge cash and accounts receivable outside the normal course of business and a limitation on draws remaining outstanding under the Revolver if there has been a material adverse change in the Company’s financial condition. On September 15, 2005, the Company borrowed the entire amount of the Revolver. As of December 31, 2005, there was $17,000 outstanding under the Revolver and the interest rate was 6.9%. Borrowings under the facility remained at $17,000 until June 16, 2006, the Revolver’s expiration date, when the Company repaid the entire amount.
10. Related Party Transactions
     Amounts recorded in the Company’s consolidated statements of income for transactions with Northwest are as follows:

	Years Ended December 31,
	2006	2005	2004
Revenue:
Regional airline services revenue	$816,787	$833,125	$631,504
Other revenue	5,254	5,873	2,380

Expenses:
Aircraft fuel	109,230	111,993	83,061
Aircraft rentals	264,124	277,914	209,047
Other rentals	10,500	11,250	11,250
Ground handling services	65,345	66,671	46,112
Other	4,954	2,623	394
Provision for (decreases) increases in losses associated with the Northwest bankruptcy filing	(44,336)	51,523	—
Interest expense	—	463	4,765
     Net amounts due from Northwest as of December 31, 2006 and 2005 were $100,062 and $28,630, respectively, and are included in receivables in the Company’s consolidated balance sheets. These balances also included pre-petition receivables, net of allowances, of $42,849 and $2,421, representing amounts owed to the Company at the time of the Northwest bankruptcy filing, as discussed in Note 3. Net amounts due to Northwest as of December 31, 2006 and 2005 were $3,170 and $4,266, respectively, and are included in accounts payable and accrued expenses in the Company’s consolidated balance sheets.
     In accordance with the 2002 ASA, passenger fuel costs were capped at $0.78 per gallon and reimbursed in full by Northwest.
     As discussed in Note 4, the Company subleased certain Saab aircraft to Mesaba and obtains ground handling and landing fee services at certain cities where Mesaba has existing operations. Additionally, as provided in the Amended ASA with Northwest, the Company provides certain ground handling services at selected cities to Mesaba. Ground handling services obtained from Mesaba for the years ended December 31, 2006, 2005 and 2004 totaled $17,126, $16,878 and $15,621, respectively. Ground handling services provided to Mesaba for the years ended December 31, 2006, 2005 and 2004 totaled $1,306, $1,686 and $1,161, respectively. These amounts are included in other operating revenue in the Company’s consolidated statements of income.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
11. Leases
     The Company leases certain aircraft equipment, buildings and office equipment under noncancelable operating leases that expire in various years through 2017. As previously noted, the Company subleases its CRJ aircraft and engines from Northwest under operating leases that expire December 31, 2017. The lease agreements contain certain requirements of the Company regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon its return to Northwest. The monthly lease rates under the 2002 ASA included certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors. Under the Amended ASA, the monthly lease rates were reset to reflect market-based rates. Northwest reimburses the Company’s aircraft rental expense in full under both the 2002 ASA and the Amended ASA.
     Certain aircraft and equipment are leased under noncancelable operating leases expiring in various years through 2009. As discussed in Note 4, 11 Saab 340 aircraft were subleased to Mesaba. In January 2006, Mesaba rejected subleases of the aircraft and returned them to the Company. Two of the 11 aircraft leases expired in the fourth quarter of 2006 and seven of the remaining nine aircraft leases will expire in the first quarter of 2007. The aircraft will be returned to the lessor upon expiration of the leases. The Company expects to sublease the two remaining aircraft for which leases do not expire until the first quarter of 2009.
     The following is a summary of the Company’s fleet of active aircraft providing regional airline services:

		Fleet Size as of December 31,
Aircraft	Standard Seating Configuration	2006	2005	2004
CRJ 200	50	124	53	42
CRJ 440	44	—	71	75

		124	124	117

     The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2006. Amounts for aircraft leases reflect the change in rent contained in the Amended ASA, which was effective January 1, 2007.

	Operating Leases
	Aircraft	Non-aircraft	Total
2007	$128,317	$17,038	$145,355
2008	129,984	16,277	146,261
2009	128,650	15,968	144,618
2010	128,592	16,015	144,607
2011	128,592	15,772	144,364
Thereafter	771,552	34,749	806,301

Total future rental payments	$1,415,687	$115,819	$1,531,506
     Rental expense for operating leases for the years ended December 31 consisted of the following:

	2006	2005	2004
Gross rental expense	$283,448	$303,560	$233,947
Sublease rental payments	—	(7,082)	(7,811)

Net rental expense	$283,448	$296,478	$226,136

     Gross rental expense for 2006 does not include rents associated with the 11 Saabs that were previously rented to Mesaba. See Note 4 for further information. The above minimum future rentals and total rental expense do not include landing fees which amounted to approximately $23,772, $24,409 and $20,012 for the years ended December 31, 2006, 2005 and 2004, respectively.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
12. Accrued Expenses
     Accrued expenses consisted of the following as of December 31:

	2006	2005
Taxes other than income	$8,441	$8,342
Compensation	8,250	6,842
Ground handling and landing fees	5,325	5,489
Insurance costs	2,031	1,882
Interest	1,475	1,574
Other	668	1,031

Total Accrued Expenses	$26,190	$25,160

13. Other Expenses
     Other expenses consisted of the following for the years ended December 31:

	2006	2005	2004
Passenger liability insurance	$3,284	$3,427	$2,682
Hull and other insurance	2,626	3,047	2,785
Property and other taxes	9,923	9,701	6,884
Crew training expense	5,433	5,165	5,124
Crew overnight accommodations	9,729	10,252	6,250
Catering expense	1,295	1,644	1,208
Professional services fees	2,279	4,994	2,048
Canadian air traffic control	2,267	2,076	1,388
Other	19,007	18,371	12,338

Total Other Expenses	$55,843	$58,677	$40,707

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
14. Income Taxes
     The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Asset valuation reserves	$592	$412
Vacation pay	1,332	1,213
Bad debt reserves	2,140	8,992
Other accruals	1,083	48
Pilot post-retirement reserve	563	—
Valuation allowance	—	(288)

Total deferred tax assets	5,710	10,377
Deferred tax liabilities:
Prepaid insurance	(822)	(376)
Tax over book depreciation	(9,058)	(7,967)
Northwest receivable	(9,717)	—
Other	(40)	(314)

Net deferred tax liabilities	(19,637)	(8,657)

Net deferred tax (liability) asset	$(13,927)	$1,720

     The provision for income tax expense includes the following components for the years ended December 31:

	2006	2005	2004
Current:
Federal	$27,808	$21,726	$19,179
State	3,346	1,952	827

	31,154	23,678	20,006

Deferred:
Federal	14,664	(7,732)	2,511
State	983	(233)	(117)

	15,647	(7,965)	2,394

	$46,801	$15,713	$22,400

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
14. Income Taxes (continued)
     The following is a reconciliation of the provision for income taxes at the applicable federal statutory income tax rate to the reported income tax expense for the years ended December 31:

	2006		2005		2004
	$	%	$	%	$	%
Income tax expense at statutory rate	$43,610	35.0%	$14,494	35.0%	$22,094	35.0%
State income taxes, net of federal taxes	2,722	2.2%	832	2.0%	1,279	2.0%
Valuation reserve	(288)	(0.2)%	288	0.7%	—	—
Additional provisions	1,388	1.1%	—	—	—	—
Tax-exempt interest income	(777)	(0.6)%	—	—	—	—
Other	146	0.1%	99	0.2%	(973)	(1.5)%

Income tax expense	$46,801	37.6%	$15,713	37.9%	$22,400	35.5%

     The Company is currently being audited by the IRS for the tax years 2003, 2004 and 2005. As a result, the Company increased its 2006 tax provision by $1,542 ($1,388 related to its federal liability, and $154 related to its state liability) to reserve for certain tax deductions under review. The Company believes the potential tax exposure related to the items the IRS has focused on during its examination would not exceed $35,000. The Company has reserved for approximately $16,000 of this exposure. The Company believes that it has provided sufficiently for all audit exposures, however future earnings, cash flow and liquidity could be materially impacted should it receive adverse rulings on the items under review. Settlement of this audit or the expiration of the statute of limitations on the assessment of income taxes for any tax year may also result in a change in future tax provisions.
15. Share-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS 123R, which requires recognition of compensation expense for share-based awards, including employee stock option grants, using a fair value method. As allowed under SFAS 123R, the Company chose the modified prospective adoption method, under which compensation cost is recognized in the financial statements beginning with the effective date, for all share based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS 123R. Accordingly, prior period amounts have not been restated.
     Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed in APB 25 to measure compensation expense for share-based compensation plans. Under APB 25 no compensation expense is recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Since the Company’s stock options had all been granted with exercise prices at fair value, the Company recognized no compensation expense while under APB 25. Compensation expense related to restricted stock issuances was recognized under APB 25, and continues to be recognized under SFAS 123R.
     The following table illustrates the effect on net income and earnings per share assuming the compensation costs for the Company’s stock option plan had been recorded in the years ended December 31, 2005 and 2004 based on the fair value method under SFAS 123. The Company calculated fair value under SFAS 123 using the Black-Scholes-Merton multiple-option pricing valuation model.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
15. Share-Based Compensation (continued)

	Years Ended December 31,
	2005	2004
	(restated)
Net income, as reported	$25,698	$40,725
Add: Restricted stock share-based compensation expense included in reported net income, net of tax	291	68
Deduct: Restricted stock and stock option share-based compensation expense determined under the fair value method, net of tax	(2,679)	(991)

Net income, including the effects of share-based compensation expense under SFAS 123	$23,310	$39,802

Net income per common share – basic and diluted, as reported	$1.17	$1.86

Pro forma net income per common share – basic and diluted	$1.06	$1.82

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
     The Company grants share-based compensation, including grants of stock options and restricted stock, under its 2003 Stock Incentive Plan, for which 2,152 shares were originally reserved. The shares may consist, in whole or in part, on unissued shares or treasury shares. Awards which terminate or lapse without the payment of consideration may be granted again under the plan. As of December 31, 2006, the Company had 1,028 shares of common stock reserved for issuance under the plan.
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
     At the time of the Offering in 2003, the Company awarded options for 858 shares at the Offering price of $14. These options were to vest over four years in annual increments of 25% and will expire ten years after the grant date. In December 2005, the vesting period for these grants was accelerated and all of these options are now vested. The Company accelerated the vesting of these options prior to adopting SFAS 123R to avoid recognizing an expense in future periods.
     In September 2004, an additional 32 stock options to purchase the Company’s common stock were granted to non-employee members of the board of directors under the 2003 Stock Incentive Plan at an exercise price of $10.23. These options vested one year after the grant date and will expire ten years after the grant date.
     In January 2006, the Company granted 292 stock options to its executive officers, members of its Board of Directors and certain other employees. The option grants vest ratably over a three-year period and expire ten years from the grant date. Under the newly adopted provisions of SFAS 123R, the Company recorded pre-tax compensation expense in the amount of $305 related to the grant of these stock options during the year ended December 31, 2006. Pre-

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
15. Share-Based Compensation (continued)
tax compensation cost yet to be recognized related to this grant was $623 as of December 31, 2006. This cost will be recognized over the next two years.
     For the year ended December 31, 2006, the adoption of SFAS 123R’s fair value method has resulted in additional pre-tax expense in the amount of $305 related to stock options, than if the Company had continued to account for share-based compensation under APB 25. This additional share-based compensation lowered pre-tax earnings and net income by $305 and $190, respectively, for the year ended December 31, 2006. The additional expense had a $0.01 impact on basic and diluted earnings per share.
     The following table provides certain information with respect to the Company’s stock options:

	Stock Options
		Weighted		Weighted
		Average	Fair	Average	Aggregate
	Shares	Exercise Price	Value	Remaining Life	Intrinsic Value
Outstanding at beginning of year	652	$13.88	$5,581
Granted	292	$6.47	$1,031
Exercised	—	—	—
Forfeited	10	$13.26	$82

Outstanding at end of year	934	$11.57	$6,530	7.6 years	$4,936

Options exercisable at end of year	643	$13.87	$5,502	6.9 years	$1,915

     All stock options outstanding at the beginning of 2006 were vested. During 2006, the Company granted 292 stock options, none of which had vested as of December 31, 2006. These 292 options were the Company’s only non-vested options as of December 31, 2006. No other stock options vested during 2006. Of the 10 stock options that were forfeited during 2006, 1 was non-vested.
     The fair value of each option grant is estimated using the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. Under SFAS 123R, the Company does not recognize expense related to forfeited non-vested stock options. The Company’s estimates that 10% of stock options will be forfeited or cancelled before becoming fully vested, which is based on historical experience and our expectations of future forfeitures. An increase in the forfeiture rate will decrease compensation expense while a decrease in the forfeiture rate will increase compensation expense.
     The aggregate fair value of the options granted during 2006, with an exercise price of $6.47, is $1,031. This fair value was estimated at the date of grant with the following assumptions for 2006: risk-free interest rate of 4.3%, dividend yield of 0.0%, expected volatility of the Company’s common stock of 59.4% and expected life of the option of 5.0 years. The grant date fair value of the stock options granted in 2006 was $3.53 per option. The following is a summary of the methodology applied to develop each assumption:
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
15. Share-Based Compensation (continued)
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
Restricted Stock
     In January 2006, the Company awarded 135 shares of restricted stock to certain officers and members of the Board of Directors under the Company’s 2003 Stock Incentive Plan. Using the straight-line method, this amount is being expensed ratably over the three-year vesting period. During the year ended December 31, 2006, the Company recognized $259 of pre-tax compensation expense related to this grant of restricted stock. Pre-tax compensation cost yet to be recognized related to this restricted stock grant was $529 as of December 31, 2006. This cost will be recognized over the next two years.
     In October 2004, the Company awarded 58 shares of restricted stock to certain officers and members of the board of directors under the Company’s 2003 Stock Incentive Plan. With the stock grant, the Company recorded unearned compensation of $631, the market value of the shares on the date of grant. Using the straight-line method, this amount was amortized ratably over the vesting periods, none of which exceeded one year. During the years ended December 31, 2005 and 2004, the Company recognized $468 and $109 of pre-tax compensation expense, respectively, from this grant of restricted stock.
     During the vesting periods, grantees have voting rights, but the shares may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of, alienated or encumbered. Additionally, granted but unvested shares are forfeited upon a grantee’s separation from service.
     The following table provides certain information with respect to the Company’s restricted stock:

	Restricted Stock
		Fair
	Shares	Value
Outstanding at beginning of year	—	—
Granted	135	$875
Vested	—	—
Forfeited	—	—

Outstanding at end of year	135	$875

2007 Grants
     In January 2007, the Company granted 203 stock options and 76 shares of restricted stock to members of its board of directors, its officers and other key employees. These grants will vest ratably over three years. The Company expects the 2007 expense associated with these grants to be $634, net of the deferred tax asset, or $0.03 per diluted share.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
16. Employee Benefit Plans
401(K) Plan
     The Pinnacle Airlines, Inc. Savings Plan (“the Savings Plan”), is a defined contribution plan covering substantially all employees of the Company. Effective March 1, 2002, participants who are classified as flight attendants, customer service or ground agents, or who are not represented for purposes of collective bargainings are eligible to participate in the Savings Plan on the first day of the month following employment, while pilots are eligible to participate in the Savings Plan after six months of service, as defined in the Savings Plan agreement. The Savings Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA).
     Each year, participants may contribute a portion of their pretax annual compensation, as defined in the Savings Plan, subject to Internal Revenue Code limitations. Participants may also contribute amounts representing distributions from other qualified plans. Participants who have attained age 50 before the end of the plan year are eligible to make catch-up contributions.
     The Company’s match for pilot contributions is based on years of service, as indicated in the following table:

Years of Service	Company Match
6 months - 5 years	25% of first 5%
6 - 9 years	40% of first 6%
10 - 12 years	60% of first 7%
13 or more years	70% of first 7%
     The Company’s match for participants who are classified as flight attendants, customer service or ground agents, or who are not represented for purposes of collective bargaining is based on the following table:

Employee Contribution	Company Match
First 3%	Dollar for dollar, or 100%
Next 3%	Matched at 67%
     The total employer contributions will be no more than 4.9% of total employee contributions for pilots and 5% for participants who are classified as flight attendants, customer service or ground agents, or who are not represented for purposes of collective bargaining. The Company made matching contributions of approximately $2,474, $2,053 and $1,675 for the years ended December 31, 2006, 2005 and 2004. The Savings Plan also contains a profit sharing provision allowing the Company to make discretionary contributions to the Savings Plan for the benefit of all plan participants. For the three years ended December 31, 2006, the Company made no discretionary contributions to the Savings Plan.
Retired Pilots’ Insurance Benefit Plan
     The Company provides its pilots with health and dental insurance benefits from their retirement age of 60 until they are eligible for Medicare coverage at age 65. Pilots electing this coverage must contribute 75% of the cost of this coverage under COBRA. Liabilities and expenses for the Retired Pilots’ Insurance Benefit Plan (“The Plan”) are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, and several assumptions relating to the employee workforce (medical costs, retirement age, and mortality). The rate used to discount future estimated liabilities is determined considering the rates available at year-end on debt instruments that could be used to settle the obligations of the plan.
     Future medical benefit costs are estimated to increase at an annual rate of 9% during 2007, decreasing to an annual growth of 5% in 2013 and thereafter. Future dental benefit costs are estimated to increase at an annual rate of 6.5% during 2007, decreasing to an annual growth rate of 5% in 2010 and thereafter. A 1% change in these annual trend

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
16. Employee Benefit Plans (continued)
rates would not have a significant impact on the accumulated postretirement benefit obligation at December 31, 2006 or on 2006 benefit expense because the level of these benefits is capped.
     As discussed in Note 2, the Company adopted the recognition and disclosure provisions of SFAS 158. The adoption of SFAS 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior periods presented. The funded status of its Retired Pilots’ Insurance Benefit Plan is currently measured as of December 31.
     During the year ended December 31, 2006, the Company recognized a non-cash charge of $1,300, $812 net of tax and $0.04 per share, which represented the impact on prior years for the accumulated postretirement benefit obligation (“APBO”) related to the Retired Pilots’ Insurance Benefit Plan outlined in its Pilots’ Collective Bargaining Agreement dated May 1, 1999.
     The amounts related to prior periods were not material in any individual period. In determining its conclusion on materiality, the Company relied on the guidance provided in Staff Accounting Bulletin No. 99, Materiality. In following this guidance, the Company thoroughly considered all relevant quantitative and qualitative factors in reaching its conclusion that this adjustment was immaterial. Some of the quantitative factors considered were the fact that the impact of this error on an annual basis never exceeded 2% of the Company’s pre-tax income for any year from 1999 through 2004. The impact of the error on 2005 pre-tax income was 3%; however, 2005 pre-tax income included a charge of $59,599 associated with the bankruptcy filings of Northwest and Mesaba and an $18,000 gain from the repurchase of debt. Some of the qualitative factors considered were the fact that the misstatement did not hide a failure to meet analysts’ expectations, the misstatement did not change a loss to income or vice versa for any of the fiscal years in question, the misstatement did not have a material impact on incentive compensation plans, and the error has not affected the Company’s compliance with regulatory requirements, covenants under debt or similar agreements or contractual requirements of operating and other agreements.
     Net periodic benefit cost of this postretirement healthcare plan for 2006 was as follows:

Components of Net Periodic Benefit Cost
Service Cost	$211
Interest Cost	75
Correction of prior year error	1,300

Net Periodic Benefit Cost	$1,586

     Information about the benefit obligation and funded status of this postretirement benefit plan is summarized as follows:

Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$—
Correction of prior year error	1,300
Service Cost	211
Interest Cost	75
Participant Contributions	9
Actuarial (Gain)/Loss	(57)
Benefits Paid	(16)

Benefit Obligation at End of Year	$1,522

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
16. Employee Benefit Plans (continued)

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$—
Employer Contributions Current Period	7
Participant Contribution	9
Benefits Paid	(16)

Fair Value of Plan Assets at End of Year	$—

Estimated Future Net Company Benefit Payments
After Fiscal Year End
First Year	$19
Second Year	26
Third Year	43
Fourth Year	58
Fifth Year	90
Next Five Years	650

Assumptions
Discount Rate	6%
First Year Health Care Cost Trend	10%
Ultimate Health Care Cost Trend	5%
Year Ultimate Health Care Cost Trend Reached	2013
17. Commitments and Contingencies
     Employees. As of December 31, 2006, approximately 79% of the Company’s workforce were members of unions representing pilots (29%), flight attendants (16%), customer service agents (33%) and dispatchers (1%). The collective bargaining agreement for customer service agents becomes amendable March 19, 2010. The collective bargaining agreement between the Company and ALPA covering the Company’s pilots became amendable on April 30, 2005. The Company has been actively negotiating with ALPA for the past several months. In August 2006, the Company filed for mediation with the National Mediation Board. Since that time, the Company has met with the mediator assigned to its case and with ALPA, but has not reached resolution on an amended collective bargaining agreement. It is the Company’s intention to conclude negotiations with ALPA shortly. The collective bargaining agreement for flight attendants became amendable on July 31, 2006. On March 1, 2007, the Company reached an agreement and ratified a new four-year contract. In August 2005, the Company’s flight dispatchers elected representation by the Transport Workers Union of America AFL-CIO, Air Transport Division (“TWU”). In early 2007 a tentative agreement was negotiated for a collective bargaining agreement between the Company and TWU, but such agreement was subsequently not ratified by our dispatchers. The Company is recommencing negotiations with the TWU and hopes to conclude negotiations shortly.
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

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
17. Commitments and Contingencies (continued)
     The Company has contractual obligations of approximately $3,034 under certain software license agreements with various service providers. The contracts vary in term and extend through 2012. Contractual obligations to these service providers are approximately $957 in 2007, $666 in 2008, $430 per year in 2009 through 2011, and $121 in 2012.
     The Company has contractual obligations of approximately $300 under agreements with various aircraft parts suppliers and service providers, averaging $75 per year over the next four years.
     Self-Insurance. The Company self-insures a portion of its losses from claims related to medical insurance for employees. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and actual experience.
     Regulatory Matters. The Company is subject to regulation under various laws and regulation, which are administered by numerous state and federal agencies, including the Federal Aviation Administration, TSA and the Department of Transportation. The Company is involved in various matters with these agencies during the ordinary course of its business. While the outcome of these matters cannot be predicted with certainty, the Company does not expect, based on current information and past experience, that the ultimate disposition of these matters will have a material adverse effect on its financial statements as a whole.
     Guarantees and Indemnifications. The Company is the guarantor of approximately $2,260 aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds were issued by the Memphis-Shelby County Airport Authority (the “Authority”) and are payable solely from rentals paid under a long-term lease agreement with the Authority. The leasing arrangement is accounted for as an operating lease in the consolidated financial statements.
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

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
18. Quarterly Financial Data (Unaudited)
     Unaudited summarized financial data by quarter for 2006 and 2005 is as follows:

	Three Months Ended
2006	March 31	June 30	September 30	December 31
Operating revenue	$207,089	$204,514	$208,500	$204,520
Operating income	21,529	19,495	25,559	60,965
Net income	13,296	11,891	15,837	36,775
Basic earnings per share	$0.61	$0.54	$0.72	$1.68
Diluted earnings per share	$0.61	$0.54	$0.72	$1.67
Operating income as a percentage of operating revenues	10.4%	9.5%	12.3%	29.8%

	Three Months Ended
2005	March 31	June 30	September 30	December 31
Operating revenue	$194,732	$212,899	$220,943	$213,031
Operating income (loss)	20,071	22,781	(32,356)	16,433
Net income (loss)	23,332	13,796	(21,392)	9,962
Basic and diluted income (loss) per share	$1.06	$0.63	$(0.98)	$0.45
Operating income (loss) as a percentage of operating revenues	10.3%	10.7%	(14.6%)	7.7%
     The Company’s net income for the three months ended June 30, 2006 includes a charge of $1,300 ($812, net of tax) related to the Retired Pilots Insurance Benefit outlined in its Pilots’ Collective Bargaining Agreement dated May 1, 1999 and a charge of $1,348, ($785 net of related tax) related to the bankruptcies of Northwest and Mesaba. The three months ended September 30, 2006 and December 31, 2006 include a benefit of $3,537 and $41,399 ($2,227 and $26,052, net of related tax) related to the bankruptcies of Northwest and Mesaba. The Company’s net income for the three months ended March 31, 2005 includes a gain of $18,000 ($11,302 net of related tax) associated with the repurchase of the note payable issued to Northwest. The three months ended September 30, 2005 and December 31, 2005 include charges of $53,914 and $5,685, respectively ($34,519 and $3,244, net of related tax, respectively) related to the bankruptcies of Northwest and Mesaba.
     The sum of the quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each quarter, and for the full year are based on respective weighted-average common shares outstanding and other dilutive potential common shares.
19. Subsequent Events
     On January 18, 2007, the Company completed the acquisition of all of the issued and outstanding stock of Colgan Air, Inc. (“Colgan”). The purchase price was $20,000 payable through a $10,000 immediate cash payment ($1,000 of which was paid as escrow by the Company during 2006) and a $10,000, one-year promissory note secured by the stock of Colgan. During 2006, the Company accumulated transaction costs of $1,029 related to this acquisition. These costs , along with the $1,000 escrow payment, are classified as other assets on the Company’s consolidated balance sheet as of December 31, 2006. The financial results of Colgan will be included in the Company’s financial statements from the date of acquisition.

Item 8. Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)
19. Subsequent Events (continued)
     Colgan operates as a regional airline service provider to Continental Airlines, Inc. (“Continental”), United Airlines, Inc. (“United”) and US Airways Group, Inc. (“US Airways”). Colgan operates a total of 40 Saab 340B and 11 Beech 1900D aircraft in scheduled service under codeshare agreements with Continental, United and US Airways. The Saab 340B aircraft are configured with 34 passenger seats, and the Beech 1900D aircraft are configured with 19 passenger seats. Colgan operates 11 Saab 340B aircraft at Houston/George Bush Intercontinental Airport as a Continental Connection Carrier, 7 Saab 340B aircraft at Washington Dulles airport as a United Express carrier, and 22 Saab 340B and 11 Beech 1900D aircraft as US Airways Express primarily in the northeastern United States. Colgan maintains significant operations under its US Airways Express agreement at Pittsburgh, Boston, and New York/LaGuardia airports. At December 31, 2006 Colgan had approximately 356 daily departures to 51 cities in 13 states.
     The Company has not completed its preliminary allocation of the purchase price to the assets acquired and liabilities assumed, but will include this information in its first quarter 2007 Form 10-Q and will finalize the purchase price allocation by the end of 2007. The difference between the purchase price and the fair value of Colgan’s assets acquired and liabilities assumed will be recorded goodwill. The Company attributes this goodwill to the opportunity to diversify its operations and the relationships acquired with the three major airlines for which Colgan operates.
     As discussed in Note, 4, in the past, Colgan has provided the Company with services to refurbish its Saab aircraft and the Company expected to sublease to Colgan two of the Saab aircraft, which have leases expiring in 2009. As a result of the acquisition, the Company’s expected sublease losses associated with the aircraft to be operated by Colgan will be reversed in the first quarter of 2007.
     Colgan is a defendant in litigation resulting from the September 11, 2001 terrorist attacks. The Company believes that any adverse outcome from this litigation will be covered by insurance and will therefore have no material adverse effect on the Company’s financial position, results of operations and cash flows.
     On February 5, 2007, the Company entered into a new capacity purchase agreement with Continental Airlines that provides for Colgan to operate 15 Bombardier Q400 regional aircraft for Continental at its New York City hub at Newark Liberty International airport. The Q400 aircraft will be delivered from December 2007 to June 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors.

Item 9A. Controls and Procedures
     Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.
     Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. In addition, any evaluation of the effectiveness of internal controls over financial reporting in future periods is subject to risk that those internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     The financial statements for each of the years covered in this Annual Report on Form 10-K have been audited by an independent registered public accounting firm, Ernst & Young LLP. The report of Ernst & Young LLP with respect to management’s assessment of internal control over financial reporting is presented of page 77 of this Annual Report on Form 10-K.
     Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting during the quarterly period ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Pinnacle Airlines Corp.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Pinnacle Airlines Corp. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pinnacle Airlines Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Pinnacle Airlines Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pinnacle Airlines Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Airlines Corp. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Memphis, Tennessee
March 8, 2007

Item 9B. Other Information
None.

Part III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
The information required by Items 10 through 14 is incorporated by reference to the definitive proxy statement for our 2007 annual meeting of stockholders to be filed within 120 days of December 31, 2006.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Documents Filed as Part of this Report
1.	The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm:
i)	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

ii)	Consolidated Balance Sheets as of December 31, 2006 and 2005

iii)	Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2006, 2005 and 2004

iv)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

v)	Notes to Consolidated Financial Statements

vi)	Report of Independent Registered Public Accounting Firm on Management’s Assessment and the Effectiveness of Internal Control Over Financial Reporting
2.	Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1
Schedule II—Valuation and Qualifying Accounts	S-2
All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

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

Pinnacle Airlines Corp.
(Registrant)

	By:	/s/ Philip H. Trenary
	Name:	Philip H. Trenary
March 8, 2007	Title:	President, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2007.

Signature	Title
/s/ Philip H. Trenary Philip H. Trenary	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Peter D. Hunt Peter D. Hunt	Vice-President, Chief Financial Officer (Principal Accounting Officer)

/s/ Stephen E. Gorman Stephen E. Gorman	Chairman, Director

/s/ Donald J. Breeding Donald J. Breeding	Director

/s/ Ian Massey Ian Massey	Director

/s/ James E. McGehee, Jr. James E. McGehee, Jr.	Director

/s/ Thomas S. Schreier, Jr. Thomas S. Schreier, Jr.	Director

/s/ R. Philip Shannon R. Philip Shannon	Director

/s/ Nicholas R. Tomassetti Nicholas R. Tomassetti	Director

Index of Exhibits
The following exhibits are filed as part of this Form 10-K.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to the Company’s Registration Statement Form S-1 (Registration No. 333-83359), as amended (the “S-1”) initially filed on February 25, 2002)

3.1.1	Second Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to the S-1)

3.2	Certificate of Designations for Series A preferred stock of the registrant (Incorporated by reference to the S-1)

3.3	Bylaws of the registrant (Incorporated by reference to the S-1)

3.3.1	Amended and Restated Bylaws, dated January 14, 2003, of the registrant (Incorporated by reference to the S-1)

4.1	Specimen Stock Certificate (Incorporated by reference to the S-1)

4.2	Rights Agreement between the registrant and EquiServe Trust Company, N.A., as Rights Agent (Incorporated by reference to the S-1)

4.3	Indenture, 3.25% Senior Convertible Notes due 2025, dated as of February 8, 2005, by and between Pinnacle Airlines Corp. and Deutsche Bank Trust Company (Incorporated by reference to Exhibits 99.2 and 99.3 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

4.4	Registration Rights Agreement made pursuant to the Purchase Agreement dated February 3, 2005, dated as of February 8, 2005, by and among Pinnacle Airlines Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (Incorporated by reference to Exhibits 99.2 and 99.3 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

10.1	Loan Agreement dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.2	Sublease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.2.1	First Amendment to Sublease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.2#	Guaranty Agreement between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.3	Engine Lease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.3.1	First Amendment to Engine Lease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.3#	Revolving Credit Note dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.4#	Security Agreement dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.5#	Negative Pledge Agreement dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

Exhibit
Number	Description
10.6#	Negative Pledge Agreement dated as of June 16, 2005 between Pinnacle Airlines Corp. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.8†	Pinnacle Airlines Corp. 2003 Stock Incentive Plan (Incorporated by reference to the S-1)

10.9	Non-Qualified Stock Option Agreement for options granted under the Pinnacle Airlines Corp. 2003 Stock Incentive Plan (Incorporated by reference to the S-1)

10.10†	Pinnacle Airlines, Inc. Annual Management Bonus Plan (Incorporated by reference to the S-1)

10.11	Amended and Restated Sublease Agreement dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (SBN Facilities) (Incorporated by reference to the S-1)

10.12	Sublease Agreement dated as of August 1, 2002 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (TYS Facilities) (Incorporated by reference to the S-1)

10.13	Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (DTW Facilities) (Incorporated by reference to the S-1)

10.14	Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MEM Facilities) (Incorporated by reference to the S-1)

10.15	Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MSP Facilities) (Incorporated by reference to the S-1)

10.16	Intentionally omitted

10.17	Intentionally omitted

10.18	Lease Guaranty issued by the registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.19	Sublease Guaranty issued by the registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.20	Airline Services Agreement dated as of March 1, 2002 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.21	Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.21.1	Amendment No. 1 dated as of September 11, 2003 to the Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.21.2	Amendment No. 2 dated as of November 26, 2003 to the Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.22	Amended and Restated Ground Handling Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.23	Amended and Restated Information Technology Services Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.24	Amended and Restated Family Assistance Services Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.25	Amended and Restated Manufacturer Benefits Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.26	Form of Amended and Restated Preferential Hiring Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.27	Purchase Agreement, Senior Convertible Notes due 2025, dated as of February 3, 2005, by and among, Pinnacle Airlines Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

10.28†	Amended and Restated Management Compensation Agreement between Pinnacle Airlines, Inc. and Philip H. Trenary (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 12, 2005)

Exhibit
Number	Description
10.29†	Amended and Restated Management Compensation Agreement between Pinnacle Airlines, Inc. and Peter D. Hunt (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 12, 2005)

10.30†	Amended and Restated Management Compensation Agreement between Pinnacle Airlines, Inc. and Douglas W. Shockey (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 12, 2005)

10.31†	Form of Indemnity Agreement between Pinnacle Airlines Corp. and its directors and officers (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2006)

10.32*	Assignment of Claim Agreement between Pinnacle Airlines, Inc. and Goldman Sachs Credit Partners, L.P., dated as of October 5, 2006.

10.40	Assumption and Claim Resolution Agreement between Pinnacle Airlines Corp. and Northwest Airlines, Inc., dated as of December 20, 2006 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 3, 2007)

10.41*	Amended and Restated Airline Services Agreement by and among Pinnacle Airlines, Inc., Pinnacle Airlines Corp. and Northwest Airlines, Inc., dated December 15, 2006, effective as of January 1, 2007

10.50	Stock Purchase Agreement, dated as of January 18, 2007, by and among Colgan Air, Inc. and Pinnacle Airlines Corp. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2007)

10.99.1#	Promissory Note issued by Pinnacle Airlines, Inc. to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.2#	Guarantee of Promissory Note issued by registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.3#	Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.4#	First Amendment dated as of February 5, 2003 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.5#	Second Amendment dated as of November 28, 2003 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.6#	Third Amendment dated as of December 13, 2004 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

10.99.7#	Fourth Amendment dated as of February 8, 2005 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

10.99.8#	Guaranty dated as of January 14, 2003 issued by registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

21.1	List of Subsidiaries (Incorporated by reference to the S-1)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Certifications of CEO and CFO

*	Filed herewith

†	Management contract or compensatory plan or arrangement

#	Cancelled agreement referenced in this Form 10-K

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Pinnacle Airlines Corp.
We have audited the consolidated financial statements of Pinnacle Airlines Corp. as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated March 8, 2007 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ ERNST & YOUNG LLP
Memphis, Tennessee
March 8, 2007

(d) Schedule II
Pinnacle Airlines Corp.
Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at	Charged to		Charged			Balance at
	Beginning	Costs and		to Other			End of
Description	of Period	Expenses		Accounts	Deductions		Period
Year Ended December 31, 2006
Allowance deducted from asset accounts:
Allowance for doubtful accounts	$51,523	$(43,663	)(1)	—	—		$7,860
Allowance for obsolete inventory parts	1,084	433		—	—		1,517

Year Ended December 31, 2005
Allowance deducted from asset accounts:
Allowance for doubtful accounts	34	51,523		(31)	(3	)(2)	51,523
Allowance for obsolete inventory parts	494	590		—	—		1,084

Year Ended December 31, 2004
Allowance deducted from asset accounts:
Allowance for doubtful accounts	146	422		—	(534)		34
Allowance for obsolete inventory parts	2,606	177		142	(2,431	)(2)	494

(1)	On January 3, 2007, the Company agreed to assign an aggregate of $335,000 of its $377,500 stipulated unsecured claim against Northwest that was agreed to in the Assumption Agreement to several third parties for aggregate proceeds of approximately $283,000, net of expenses. As a result, the Company lowered its reserve against its pre-petition receivables from 95% to 15.5%.

(2)	Dispositions and write-offs

Pinnacle Airlines Corp.
Ratio of Earnings to Fixed Charges — Unaudited
(in thousands, except ratios)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Earnings:
Income from operations before taxes (1)	$124,600	$41,411	$63,125	$57,399	$50,328
Add back:
Interest expense	5,578	4,772	4,907	7,387	409
Portion of rent expense representative of interest factor	127,046	134,442	107,118	71,072	51,378

Earnings as adjusted	$257,224	$180,625	$175,150	$135,858	$102,115

Fixed charges:
Interest expense	$5,578	$4,772	$4,907	$7,387	$409
Portion of rent expense representative of interest factor	127,046	134,442	107,118	71,072	51,378

	$132,624	$139,214	$112,025	$78,459	$51,787

Ratio of earnings to fixed charges	1.94	1.30	1.56	1.73	1.97

(1)	Income from operations before taxes for the year ended December 31, 2006 includes a $43,571 benefit for the changes in estimates and sale of the bankruptcy claims related to the bankruptcy filings of Northwest and Mesaba and the year ended December 31, 2005 includes a gain of $18,000 related to the repurchase of the Northwest note payable in February 2005 and a $59,599 charge for provisions related to the bankruptcy filings of Northwest and Mesaba.