Form 10-Q
period 2007-03-31
PINNACLE AIRLINES CORP
filed 2007-05-09
CIK 1166291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
As of May 7, 2007, 22,156,896 shares of common stock were outstanding.

Part I. Financial Information
Item 1. Financial Statements
Pinnacle Airlines Corp.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Operating revenues
Regional airline services	$174,499	$205,005
Other	5,051	2,084

Total operating revenues	179,550	207,089

Operating expenses
Salaries, wages and benefits	47,301	34,427
Aircraft maintenance, materials and repairs	17,548	10,262
Aircraft rentals	33,719	66,031
Aircraft fuel	6,437	26,701
Other rentals and landing fees	13,914	11,251
Ground handling services	24,422	22,359
Commissions and passenger related expense	4,495	875
Depreciation and amortization	2,054	962
Other	18,287	12,675
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(1,452)	17

Total operating expenses	166,725	185,560

Operating income	12,825	21,529

Operating income as a percentage of operating revenues	7.1%	10.4%

Nonoperating income (expense)
Interest expense	(2,074)	(1,500)
Interest income	3,065	504
Miscellaneous income, net	18	28

Total nonoperating income (expense)	1,009	(968)

Income before income taxes	13,834	20,561
Income tax expense	4,469	7,265

Net income	$9,365	$13,296

Basic earnings per share	$0.43	$0.61

Diluted earnings per share	$0.38	$0.61

Shares used in computing basic earnings per share	21,990	21,945

Shares used in computing diluted earnings per share	24,672	21,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$24,098	$705
Short-term investments	324,150	72,700
Receivables	34,731	100,925
Spare parts and supplies, net	16,155	8,061
Prepaid expenses and other assets	55,026	15,003
Current portion of deferred taxes	3,085	—

Total current assets	457,245	197,394

Property and equipment
Flight equipment	86,153	38,436
Other property and equipment	31,468	24,470

	117,621	62,906
Less accumulated depreciation	(23,831)	(21,921)

Net property and equipment	93,790	40,985
Noncurrent deferred taxes	78,986	—
Other assets, primarily aircraft deposits	59,193	31,240
Goodwill, net	26,796	18,422
Intangible assets, net	18,291	13,232

Total assets	$734,301	$301,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$27,163	$18,201
Accrued expenses	59,286	26,190
Current maturities of debt and capital leases	24,638	—
Bank line of credit	8,375	—
Current portion of deferred taxes	—	6,815
Income taxes payable	99,002	16,658
Senior convertible notes	121,000	121,000
Current portion of deferred revenue	23,096	—
Other current liabilities	22,405	5,980

Total current liabilities	384,965	194,844
Deferred revenue, net of current portion	224,963	—
Long-term debt, net of current maturities	11,515	—
Capital leases, net of current maturities	4,504	—
Deferred income taxes	—	7,112
Other liabilities	1,941	2,296
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, no shares issued	—	—
Series A preferred stock, stated value $100 per share; one share authorized and issued	—	—
Series common stock, par value $0.01 per share; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,156,896 and 22,080,585 shares issued	222	221
Additional paid-in capital	86,678	86,152
Retained earnings	19,513	10,648

Total stockholders’ equity	106,413	97,021

Total liabilities and stockholders’ equity	$734,301	$301,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$9,365	$13,296
Adjustments to reconcile net income to cash provided by operating activities:
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(1,452)	17
Depreciation and amortization	2,387	1,318
Deferred income tax benefit	(95,998)	(48)
Recognition of deferred revenue	(5,228)	—
Other	827	582
Changes in operating assets and liabilities:
Increase in deferred revenue, primarily from assignment of Northwest claim	241,439	—
Receivables	75,469	(2,131)
Spare parts and supplies	(916)	(319)
Prepaid expenses and other assets	(6,759)	(4,313)
Accounts payable and accrued expenses	17,419	5,472
Other liabilities	(2,930)	(1,441)
Income taxes payable	82,345	3,033

Cash provided by operating activities	315,968	15,466
Investing activities
Purchases of property and equipment	(3,358)	(512)
Aircraft pre-delivery payments	(27,838)	—
Acquisition of Colgan Air, Inc., net of cash acquired	(8,366)	—
Purchases of short-term investments	(521,875)	(130,600)
Proceeds from sales of short-term investments	270,425	117,560

Cash used in investing activities	(291,012)	(13,552)
Financing activities
Payments on capital leases	(175)	—
Payments on debt	(1,388)	—

Cash used in financing activities	(1,563)	—

Net increase in cash and cash equivalents	23,393	1,914
Cash and cash equivalents at beginning of period	705	31,567

Cash and cash equivalents at end of period	$24,098	$33,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
1. Description of Business and Basis of Presentation
     Pinnacle Airlines Corp. operates through its wholly owned subsidiaries, Pinnacle Airlines, Inc. (“Pinnacle”) and Colgan Air, Inc. (“Colgan”), collectively, the ‘‘Company.”
     Pinnacle is a regional airline that provides airline capacity to Northwest Airlines, Inc. (‘‘Northwest’’), a wholly owned indirect subsidiary of Northwest Airlines Corporation. Pinnacle operates as a Northwest Airlink carrier at Northwest’s domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis, and the regional focus city of Indianapolis. As of March 31, 2007, Pinnacle offered regional airline services with approximately 750 daily departures to 114 cities in 37 states and four Canadian provinces.
     Colgan is a regional airline that provides service to Continental Airlines, Inc. (“Continental”), United Airlines, Inc. (“United”), and US Airways Group, Inc. (“US Airways”). Colgan operates as a Continental Connection Carrier out of Houston/George Bush Intercontinental Airport, a United Express carrier out of Washington Dulles Airport, and as a US Airways Express carrier with significant operations at Pittsburgh, Boston, and New York/LaGuardia airports. As of March 31, 2007, Colgan offered approximately 320 daily departures to 51 cities in 13 states.
     As shown in the following table, the Company’s operating aircraft fleet consisted of 139 Canadair regional jets (“CRJs”) and 51 turboprop aircraft at March 31, 2007.

	Number of	Standard Seating
Aircraft Type	Aircraft	Configuration
CRJ 200	124	50
CRJ 440	15	44

Total Pinnacle aircraft	139

Saab 340	40	34
Beech 1900D	11	19

Total Colgan aircraft	51

Total aircraft	190

     These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The Company purchased Colgan on January 18, 2007, as discussed in Note 2 below. Where noted, the “three months ended” for Colgan implies the period from the purchase date through March 31, 2007.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company’s financial position, the results of its operations and its cash flows for the periods indicated. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. Certain prior year amounts were reclassified to allow for consistent presentation subsequent to the acquisition of Colgan. Specifically, the reclassification of commissions and passenger related expense for the three months ended March 31, 2007 and 2006 was $901 and $875, respectively, which is reflected in the condensed consolidated statement of income as a decrease in other expense and an increase in commission and passenger related expense.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
1. Description of Business and Basis of Presentation (continued)
     All amounts contained in the notes to the condensed consolidated financial statements are presented in thousands, with the exception of years, per share amounts and number of aircraft.
     The term ‘‘block hours’’ refers to the elapsed time between an aircraft leaving a gate and arriving at a gate, and the term ‘‘cycle’’ refers to an aircraft’s departure and corresponding arrival. ‘‘Available seat miles’’ represents the number of seats available for passengers, multiplied by the number of miles those seats are flown.
Accounting Policies
     The following is an addition to the Company’s significant accounting policies included in its Annual Report on Form 10-K for the year ended December 31, 2006.
     Revenue Recognition
     Substantially all of Colgan’s operating revenue is obtained under its pro-rate operating agreements with US Airways, Continental Airlines, United Airlines and under essential air services (“EAS”) contracts with the Department of Transportation (“DOT”). Regional airline service revenues are recognized when flights have occurred. Tickets are sold and processed by the partner airlines and amounts due to the Company are settled on a monthly basis. Passenger tickets typically include segments flown by Colgan and segments flown by the partner airlines. Passenger revenues are based on a pro-rated share of ticket prices earned by Colgan for the passengers transported. Colgan earns additional compensation or is subject to penalties based on the achievement of certain performance metrics.
     The public service revenue earned by the Company under its EAS contracts with the DOT is recognized based on actual flights operated to and from selected smaller cities and communities and is based on pre-determined rates as awarded in each contract.
2. Acquisition of Colgan Air, Inc.
     On January 18, 2007, the Company completed the acquisition of all of the issued and outstanding stock of Colgan. Colgan is a regional airline with operations primarily in the Northeast and hub operations in Houston, Texas. The condensed consolidated statement of income reported herein contains 72 days of operations related to Colgan during the three months ended March 31, 2007.
     The acquisition of Colgan was accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price was assigned to the acquired assets and liabilities based on their fair market values on the purchase date.
     Pursuant to the terms of the stock purchase agreement between the Company and the selling shareholders of Colgan, the purchase price was $20,000 payable through a $10,000 cash payment and a $10,000, one-year promissory note, bearing interest at 6.0%, secured by the stock of Colgan. The purchase price is subject to an adjustment related to the income tax treatment of Colgan’s final ordinary income to the sellers. The Company is in the process of reviewing this tax treatment and does not expect any material adjustments.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
2. Acquisition of Colgan Air, Inc. (continued)
     The following table reflects the preliminary allocation of the aggregate purchase price of the acquisition to the assets acquired and liabilities assumed. Final valuations of the fair value of certain assets and liabilities are in process, and the Company will complete the allocation of the purchase price by the end of 2007.

Purchase Price
Allocation
Current assets	$19,038
Property and equipment	50,253
Other assets	2,656
Intangibles	5,450
Goodwill	8,418

Total assets acquired	85,815

Less: Accounts payable assumed	(13,104)
Accrued expenses assumed	(11,884)
Bank line of credit assumed	(8,375)
Long-term debt and capital leases assumed	(30,460)
Other liabilities assumed	(508)

Purchase price, including $1,484 of transaction costs	21,484
Less: Note payable issued	(10,000)
Less: Cash acquired	(1,088)

Cash paid for acquisition	$10,396

     During 2006, the Company paid $1,000 in escrow payments and $1,029 of transaction costs. The remaining $8,366 was paid during the three months ended March 31, 2007. The difference between the purchase price and the fair value of Colgan’s assets acquired and liabilities assumed is recorded as goodwill. The Company attributes this goodwill to the opportunity to diversify its operations to include the three major airlines for which Colgan operates. For tax purposes, goodwill is deductible over 15 years. The following is a summary of the Company’s intangible assets acquired through the Colgan purchase:

					Estimated
		Accumulated	Amortization	Weighted	Annual
		Amortization	Expense	Average	Amortization
	Gross	through	Through	Amortization	Expense for
	Carrying	March 31,	March 31,	Period	2007 through
	Amount	2007	2007	(in years)	2011
Code-share and EAS agreements	$3,800	$63	$63	10	$380
Landing slots	1,650	28	28	10	165
Goodwill	8,748	—	—	N/A	—

Total	$14,198	$91	$91		$545

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
2. Acquisition of Colgan Air, Inc. (continued)
     The Company also agreed to purchase from one of the selling shareholders two aircraft hangars located in Manassas, Virginia for a purchase price of $6,358, which the Company believes approximates fair value. Colgan presently leases the property from the selling shareholder for approximately $59 per month. The Company expects the purchase transaction to close during 2007.
     During the three months ended March 31, 2007, Colgan had a net loss reducing the Company’s net income and earnings per share by $676 and $0.03, respectively. Colgan has historically recorded losses during the first and fourth quarter each year, when demand for air travel declines, and recorded income or smaller losses during the second and third quarter each year, when air travel demand is higher.
     The following unaudited pro forma information presents the results of operations of the Company for the three months ended March 31, 2006 as if the acquisition of Colgan had taken place at the beginning of that period. Because the acquisition of Colgan occurred early in the three months ended March 31, 2007, pro forma information for that period is not presented.

Three Months Ended
March 31, 2006
Operating revenues	$249,634
Operating income	19,636
Net income	10,951
Basic and diluted earnings per share	$0.50
     The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. Management believes that the Company has only one reportable segment in accordance with SFAS No. 131 because the Company’s business consists of scheduled regional airline service.
3. Code-Share Agreements with Partners
     The following is a summary of the percentage of regional airline services revenue attributable to each code-share partner for the three months ended March 31, 2007.

Percentage of
Regional Airline
Code-Share Partner	Services Revenue
Northwest	81%
US Airways	10%
Continental Airlines	6%
United Airlines	3%

Total	100%
     Northwest Airlines
     The Company, through its Pinnacle subsidiary, provides regional jet service to Northwest under an amended and restated airline services agreement (the “ASA”) that became effective as of January 1, 2007 and expires in December 2017. At the end of its term in 2017, the ASA automatically extends for additional five-year periods unless Northwest provides notice to the Company two years prior to the termination date that it does not plan to extend the term.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
3. Code-Share Agreements with Partners (continued)
     The ASA provides for the Company to take delivery of 17 additional CRJ aircraft during 2007. The Company took delivery of 15 CRJ aircraft during the three months ended March 31, 2007, increasing the Company’s fleet to 139 aircraft as of March 31, 2007. Two additional CRJs were scheduled to be delivered to the Company by the end of 2007, increasing its fleet to 141 CRJs by December 31, 2007. The retention of these aircraft as permanent additions to the Company’s fleet was tied to the Company reaching agreement with the Air Line Pilots Association (“ALPA”), the union representing Pinnacle’s pilots, for an amended collective bargaining agreement by March 31, 2007. The Company did not reach agreement with
     ALPA, and, as a result, Northwest has given the Company notice that it intends to transition these 15 aircraft to one of its wholly owned subsidiaries beginning in September 2007 at a rate of two aircraft per month. Further, the Company will not receive the two remaining aircraft originally scheduled to be delivered in 2007. Upon completion of this transition, Pinnacle will operate a fleet of 124 CRJ-200 aircraft under the ASA (subject to further adjustment under certain circumstances as provided for in the ASA).
     Under the ASA, the Company receives the following payments from Northwest:
     Reimbursement payments: The Company receives monthly reimbursements for all expenses relating to: basic aircraft and engine rentals; aviation liability, war risk and hull insurance; third-party deicing services; CRJ third-party engine and airframe maintenance; hub and maintenance facility rentals; passenger security costs; ground handling in cities where Northwest has ground handling operations; Detroit landing fees and property taxes. The Company has no financial risk associated with cost fluctuations because the Company is reimbursed by Northwest for the actual expenses incurred for these items. The ASA provides that Northwest will provide jet fuel to Pinnacle at no charge beginning January 1, 2007, although Pinnacle is still required to meet certain fuel usage targets. The Company purchased fuel from Northwest in previous periods and fuel expense was reimbursed by Northwest. The Company subleases its CRJ aircraft from Northwest and Northwest reimburses aircraft rental expense in full. Also effective January 1, 2007, Pinnacle’s aircraft lease rates were reduced to rates that approximated current market conditions.
     Payments based on pre-set rates: Under the ASA, the Company is entitled to receive semi-monthly payments for each block hour and cycle it operates and a monthly fixed cost payment based on the size of its fleet. These payments are designed to cover all of the Company’s expenses incurred with respect to the ASA that are not covered by the reimbursement payments. The substantial majority of these expenses relate to labor costs, ground handling costs in cities where Northwest does not have ground handling operations, landing fees in cities other than Detroit, overhead and depreciation. These rates will be in effect (subject to indexed annual inflation adjustments) until 2013, when the rates will be reset.
     Margin payments: The Company receives a monthly margin payment based on the revenues described above calculated to achieve a target operating margin. The target operating margin for the year ended December 31, 2006 was 10%. Under the ASA, effective January 1, 2007, Pinnacle’s target operating margin was reduced to 8%. The portion of any margin payments attributable to the reimbursement payments will always be equal to the targeted operating margin for the relevant period. However, since the payments based on pre-set rates are not based on the actual expenses incurred, if the Company’s actual expenses differ from these payments, its actual operating margin could differ from its target operating margin.
     Through 2007, if the Company’s actual costs that are intended to be covered by the revenues it receives based on pre-set rates deviate from the expected costs used in developing those pre-set rates causing Pinnacle’s annual operating margin to be below the 6% floor or above the 10% ceiling, a year-end adjustment in the form of a payment to or from Northwest will be made to adjust its operating margin to the floor or ceiling. Specified amounts are excluded when determining whether the annual operating margin is below the floor or above the ceiling. Beginning in 2008, Northwest will not guarantee Pinnacle’s minimum operating margin, although Pinnacle will still be subject to a margin ceiling above the revised target operating margin. If the actual operating margin for any year beginning with 2008 exceeds the 8% target operating margin but is less than 13%, the Company will make a year-end adjustment payment to

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
3. Code-Share Agreements with Partners (continued)
     Northwest in an amount equal to half of the excess above 8%. If the actual operating margin for any year beginning with 2008 exceeds 13%, the Company will pay Northwest all of the excess above 13% and half of the excess between 8% and 13%.
     US Airways
     As of March 31, 2007, the Company, through its Colgan subsidiary, operated 18 Saab 340 aircraft and 11 Beechcraft 1900D aircraft under a code-share agreement with US Airways (the “US Airways Agreement”). Colgan entered into the US Airways Agreement in 1999 to provide passenger service and cargo service under the name “US Airways Express.” The US Airways Agreement allows the use of the US Airways flight designator code to identify flights and fares in computer reservations systems, permits use of logos, service marks, aircraft paint schemes, and uniforms similar to US Airways and coordinated scheduling and joint advertising. The US Airways Agreement is structured as a pro-rate agreement for which the Company receives all of the fares associated with its local passengers and an allocated portion of connecting passengers’ fares. The Company pays all of the costs of operating the flights, including sales and distribution costs. The Company controls all scheduling, inventory and pricing for each local market it serves. The current US Airways Agreement became effective on October 1, 2005 under terms similar to the 1999 agreement and has a three-year term.
     The US Airways Agreement provides US Airways first right of initial refusal should the Company receive an offer to purchase or lease slots at Ronald Reagan National Airport in Washington, D.C. or LaGuardia International Airport in New York, New York or an offer to purchase any portion of an equity interest in the Company, except for stock sale or transfer between current shareholders and their families. US Airways waived its right of first refusal to purchase Colgan prior to the Company’s acquisition of Colgan.
     Continental Airlines
     As of March 31, 2007, the Company, through its Colgan subsidiary, operated 11 Saab 340 aircraft based in Houston, Texas under a code-share agreement with Continental Airlines (the “Continental Agreement”). Colgan entered into the Continental Agreement in January 2005 and it has a term of five years. The Continental Agreement is structured as a pro-rate agreement for which the Company receives all of the fares associated with local passengers and an allocated portion of the connecting passengers’ fares. The Company pays all of the costs of operating the flights, including sales and distribution costs. However, the Company also receives a connect incentive payment from Continental for passengers connecting from Colgan operated flights to any flights operated by Continental or its other code-share partners at Houston/George Bush Intercontinental Airport. The connect incentive is modified every six months to adjust for prospective modifications in fuel price and certain station expenses.
     On February 5, 2007, the Company entered into a capacity purchase agreement (the “CPA”) with Continental under which Colgan will operate 15 Q400 regional aircraft predominantly out of Continental’s hub at Newark Liberty International Airport beginning in January 2008. The CPA provides that the Company will be compensated at pre-set rates for the capacity that it provides to Continental. The Company is responsible for its own expenses associated with flight crews, maintenance, dispatch, aircraft ownership and general and administrative costs. In addition, Continental will reimburse the Company without margin for certain reconciled costs, such as landing fees, most other station-related costs, aircraft hull and passenger liability insurance (provided that the Company’s insurance rates do not exceed those typically found at other Continental regional airline partners) and passenger-related costs. Continental will also provide fuel and ground handling services at its stations to the Company at no charge. The CPA also provides for certain incentive payments from or penalty payments to Continental based upon operational performance targets. The term of the CPA is ten years.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
3. Code-Share Agreements with Partners (continued)
     The CPA provides for a rate reduction to Continental to the extent that the Company begins operating Q400 aircraft for another major airline. The rate reduction is designed to share the overhead burden associated with the Q400 aircraft across all of the Company’s potential Q400 operations and is only applicable for the first 15 aircraft that the Company adds with another airline.
     United Airlines
     In October 2003, Colgan entered into a code-share agreement with United Airlines to include the United Airlines flight designator code and the US Airways flight designator code on all United flights operated by Colgan. In October 2005, Colgan entered into a separate code-share agreement with United Airlines to provide services as a United Express carrier (the “United Agreement”). As of March 31, 2007, the Company operated six Saab 340 aircraft under the name “United Express.” The United Agreement expires on December 31, 2008 and is structured as a pro-rate agreement for which the Company receives all of the fares associated with local passengers and an allocated portion of the connecting passengers’ fares. The Company pays all of the costs of operating the flights, including sales and distribution costs. The Company controls all scheduling, inventory and pricing for each local market it serves.
     Other
     The Company’s Colgan subsidiary has five Saab 340 aircraft that are not painted for any code-share partner. These aircraft are used on an as needed basis, with two being reserved for US Airways flights, two reserved for Continental flights, and one reserved for United flights.
     In addition to the code-share agreements described above, the Company operates under nine separate contracts with the DOT to provide subsidized air service to 11 communities as part of the EAS program. The DOT, under the EAS contracts, provides subsidy revenue to the carrier to cover any revenue shortfall from passenger revenues and ensures a set profit based on estimated costs. Revenue related to the EAS program is included in other revenue in the Company’s condensed consolidated financial statements.
4. Northwest Bankruptcy Filing
     On September 14, 2005, Northwest filed for protection under Chapter 11 of the United States Bankruptcy Code. Throughout 2006, the Company continued to operate under its 2002 ASA while Northwest continued with its bankruptcy proceedings. On December 15, 2006, the Company and Northwest agreed to the terms of the ASA that became effective as of January 1, 2007, and entered into an Assumption and Claims Resolution Agreement (the “Assumption Agreement”). In addition, the Company entered into a Stock Purchase Agreement pursuant to which it will purchase its Series A Preferred Share currently held by Northwest on January 2, 2008 for a purchase price of $20,000. The Series A Preferred Share has a stated value and liquidation preference of $100 per share and gives Northwest the right to appoint two directors to the Company’s board of directors, as well as certain other rights. No dividends are payable to the shareholder of the Series A Preferred stock.
     Under the Assumption Agreement, Northwest and the Company agreed that the Company will receive an allowed unsecured claim of $377,500 against Northwest in its bankruptcy proceedings as settlement of all amounts that Northwest may owe to the Company for pre-petition claims and the economic adjustments provided for in the ASA. The claim would have been reduced by up to $42,500 if the Company had reached an agreement with ALPA for an amended collective bargaining agreement by March 31, 2007 and Northwest had committed to maintain the 17 additional CRJ aircraft in the Company’s fleet for up to ten years. On January 3, 2007, the Company agreed to assign an aggregate of $335,000 of its $377,500 stipulated unsecured claim to several third parties for aggregate proceeds of approximately $283,000, net of expenses. Of these proceeds, $42,849 was applied to the Company pre-petition receivables from Northwest. As previously described, an agreement with ALPA was not reached as of March 31, 2007, at which time the Company became entitled to the full amount of its allowed claim.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
4. Northwest Bankruptcy Filing (continued)
     The unsecured claim of $377,500 was intended to compensate the Company for lost earnings under the 2002 ASA, and amounts owed at the time of Northwest’s bankruptcy, and as such, the proceeds received from the assignment of the Company’s claim in excess of the pre-petition receivables are being deferred over the 11-year life of the ASA. The fair value of the Company’s allowed claim is $272,026, which is determined based on the $283,000 received from the assignment agreement less the $42,849 applied to the pre-petition receivables, plus the $31,875 market value of the remaining $42,500 claim as of March 31, 2007 (the date on which all contingencies relating to this portion the Company’s claim were resolved). This fair value is being deferred and recognized as revenue ratably over the remaining life the ASA. Additionally, as the fair value of the Company’s Series A Preferred share has been determined to be nominal, the Company has considered its agreement to pay $20,000 to purchase this share a repayment of a portion of the consideration that it receives for services under the ASA. Consequently, the Company reduced the deferred ASA revenue by the $18,800 present value of this obligation. During the three months ended March 31, 2007, the Company recognized $5,228 of deferred ASA revenue. The Company expects to recognized additional revenue of approximately $17,200 during the remainder of 2007 and approximately $23,000 per year in 2008 through 2017. The balance of unrecognized deferred revenue is $248,059 as of March 31, 2007.
5. Mesaba Bankruptcy Filing
     Mesaba Aviation, Inc. (“Mesaba”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on October 13, 2005. At that time, the Company subleased 11 Saab turboprop aircraft and two related engines to Mesaba under agreements that were to expire at various times between 2006 and 2009. In January 2006, Mesaba rejected the subleases of the aircraft and returned the aircraft to the Company.
     In 2005 and 2006, the Company recorded losses of $8,840 following Mesaba’s rejection of the sublease agreements on the Saab aircraft, which considered estimates of market rental rates, costs necessary to restore the aircraft to a condition suitable for sublease and recoveries expected through the Mesaba bankruptcy.
     On October 4, 2006, the Company’s Pinnacle subsidiary entered into an assignment of claim agreement (the “Goldman Agreement”) with Goldman Sachs Credit Partners L.P. (“Goldman Sachs”). In the Goldman Agreement, the Company assigned to Goldman Sachs all of its rights with respect to its deficiency claim against Mesaba as set forth in the proof of claim filed in bankruptcy court. Under the Goldman Agreement, Goldman Sachs agreed to pay the Company 42% of the final allowed claim, which ultimately will be determined by a final order in Mesaba’s bankruptcy proceedings. On October 5, 2006, Goldman Sachs advanced to the Company $5,234, which is equal to 80% of the purchase price based on the claim amount set forth in the Company’s original proof of claim. The Goldman Agreement contains a provision for an additional payment from (or payment to) Goldman Sachs once the final allowed amount of the claim is determined. Should the Company’s ultimate claim against Mesaba be less than that contained in the Goldman Agreement, it will be required to pay Goldman Sachs interest on any difference.
     On February 7, 2007, Mesaba filed an objection to the Company’s proof of claim, alleging that, among other things, the Company failed to mitigate its damages by subleasing the aircraft to a third party or returning the aircraft to the Company’s lessor, and that the Company may have received a portion of its damages through its claim settlement with Northwest. The Company subsequently filed an amended proof of claim in the Mesaba bankruptcy proceedings, increasing its damages for actual realized return condition costs and for stipulated damages as provided for in each aircraft sublease. The Company, Goldman Sachs and Mesaba have had informal settlement discussions, but have not reached a settlement. The Company believes that its claim against Mesaba has been properly asserted and does not expect any settlement with Mesaba to result in a material adjustment to the Company’s financial statements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
5. Mesaba Bankruptcy Filing (continued)
     After acquiring Colgan, the Company determined that it would place the two Saab aircraft that have leases extending through 2009 into service at Colgan. Because the Company will continue to operate these aircraft, the provision for future rent and refurbishment costs for these two aircraft has been reduced. This adjustment, along with other minor adjustments, increased the Company’s operating income, net income and diluted earnings per share by $1,452, $918 and $0.04, respectively, for the three months ended March 31, 2007.
     The Company’s accrued future sublease losses, net of expected recoveries, as of March 31, 2007 and December 31, 2006 are included in other current liabilities in the amount of $517 and $6,282, respectively, and other liabilities in the amounts of $0 and $657, respectively, on the Company’s condensed consolidated balance sheets.
6. Related Party Transactions
     Northwest
     As discussed in Note 3, Northwest is a related party of the Company. The Company generated 81% of its consolidated revenue from Pinnacle’s ASA with Northwest for the three months ended March 31, 2007. Under the ASA, Pinnacle uses the name “Northwest Airlink” on all of its flights and leases all of its CRJs from Northwest. Northwest is the owner of 2,492 shares of the Company’s common stock and holds the one share outstanding of the Company’s Series A Preferred stock.
     Amounts recorded in the Company’s condensed consolidated statements of income for transactions with Northwest for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Regional airline services revenue	$141,094	$205,005
Other revenue	1,837	1,341
Expenses:
Aircraft fuel	—	26,538
Aircraft rentals	31,568	66,031
Other rentals and landing fees	3,325	4,924
Ground handling services	15,994	17,046
Other	6,708	564
Provision for increases (decreases) in losses associated with bankruptcy filings of Northwest and Mesaba	33	(1,565)
     Net amounts due from Northwest as of March 31, 2007 and December 31, 2006 were $21,446 and $100,062, respectively, and are included in accounts receivable in the Company’s condensed consolidated balance sheets. The higher than normal receivable at December 31, 2006 resulted from the receipt of the normal month-end payment from Northwest totaling $31,927 on January 2, 2007, due to the fact that the contractual payment date of December 30 fell on a weekend. The balance at December 31, 2006 also included pre-petition receivables, net of allowances, of $42,849, which were settled upon the assignment of the Northwest claim in January 2007.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
6. Related Party Transactions (continued)
     Certain trade amounts, primarily relating to landing fees, ground handling and facilities rentals, due to Northwest as of March 31, 2007 and December 31, 2006 were $3,281, and $3,170, respectively, and are included in accounts payable in the Company’s condensed consolidated balance sheets.
     The Company also has certain business transactions with Mesaba, which as of April 24, 2007 became a wholly owned subsidiary of Northwest. Ground handling services obtained from Mesaba for the three months ended March 31, 2007 and 2006 were $2,854 and $4,346, respectively. Ground handling and deicing services provided to Mesaba for the three months ended March 31, 2007 and 2006 totaled $425 and $371, respectively, and are included in other operating revenue in the Company’s condensed consolidated statements of income.
     Other
     The Company does business with an avionics business owned by one of Colgan’s selling shareholders. For the three months ended March 31, 2007, this avionics business provided services to the Company in the amount of $381. The balance due to this avionics business at March 31, 2007 was $251. The Company advances sums to the avionics business for its payroll and payroll taxes. The total amount advanced during the three months ended March 31, 2007 was $295. Amounts owed from the avionics business for payroll, payroll tax and payroll services as of March 31, 2007 were $325.
     Colgan has entered into arrangements with some of the selling shareholders of Colgan for leases of real property, primarily office and hangar space. The amounts paid to these selling shareholders under these leases totaled $183 for the three months ended March 31, 2007. As discussed in Note 2, the Company has agreed to purchase this property during 2007 for $6,358.
     In February 2006, Colgan entered into a sale-leaseback transaction with a related party of Colgan for two of its Saab 340 aircraft. The monthly payments on each of the leases are $29 and expire in February 2013.
7. Debt
     The following table represents the Company’s debt as of March 31, 2007:

Short-term notes payable	$10,303
Line of credit	8,375
Senior convertible notes	121,000

Total short-term debt	$139,678

Long-term notes payable:
Secured	$17,231
Unsecured	7,547

Total long-term debt	24,778
Less current maturities	(13,263)

Long-term debt, net of current maturities	$11,515

     Notes Payable
     Short-term notes payable consists primarily of the $10,000 one-year promissory note issued by the Company in connection with its acquisition of Colgan, as discussed in Note 2. Long-term notes payable consists of secured and unsecured debt and includes current maturities of $13,263. The secured debt is collateralized by aircraft or aircraft parts, with interest rates ranging from 7.9% to 12.5% and maturities through 2012. The unsecured debt has interest rates ranging from 3.2% to 10% with maturities through 2010.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
7. Debt (continued)
     Line of Credit
     Colgan maintains a revolving line of credit with an institutional lender for a principal amount not to exceed $8,500 or 75% of the net unpaid balance of eligible accounts receivable. The termination date of the loan is July 1, 2007 and has an interest rate of Prime plus 0.25%. Amounts outstanding under the line of credit were $8,375 at March 31, 2007.
     Senior Convertible Notes
     In February 2005, the Company completed the private placement of $121,000 principal amount of 3.25% senior convertible notes due February 15, 2025 (the “Notes”). The Notes are convertible into a combination of cash and common stock at a conversion price of $13.22. The Notes become convertible in any quarter subsequent to a quarter in which the closing price of the Company’s common stock exceeds the trigger price of $15.86, which is calculated as 120% of the conversion price, for 20 of the last 30 trading days.
     The conditions described above were met during the first quarter of 2007, thereby causing the Notes to become convertible at the option of each Note holder during the second quarter of 2007. Consequently, because holders of the Notes have the right to convert the Notes during the second quarter of 2007, and because the Notes’ conversion terms require that the Company pay in cash the $121,000 par value, this amount is classified as a current liability on the Company’s condensed consolidated balance sheet at March 31, 2007. The excess of the Company’s average common stock price for the period over the conversion price of $13.22 increases the weighted average number of shares outstanding for diluted earnings per share. See Note 9 for additional information regarding the dilutive effect of the Notes’ conversion rights. No Notes had been tendered for conversion as of May 7, 2007.
8. Leases
     Capital Leases
     The Company leases certain aircraft equipment, buildings and office equipment under noncancelable leases that expire in various years through 2025. Certain of these agreements are treated as capital leases and expire on various dates through 2013. Under these capital leases, an obligation is shown on the Company’s condensed consolidated balance sheet for the present value of the future minimum payments. At March 31, 2007, the weighted average interest rate implied in these leases was approximately 9.25%, and the net book value of the assets associated with the capital leases was $6,116.
     The following table summarizes approximate minimum future rental payments for the Company, by year and in the aggregate, together with the present value of net minimum lease payments as of March 31, 2007:

Capital
Leases
Remainder of 2007	$1,161
2008	1,512
2009	1,305
2010	1,309
2011	776
Thereafter	877

Total future rental payments	6,940
Amount representing interest	(1,364)

Present value of future lease payment	5,576
Less: Current maturities	(1,072)

Capital leases, net of current maturities	$4,504

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
8. Leases (continued)
     Operating Leases
     As discussed in Note 3, the Company subleases its CRJ aircraft and related engines from Northwest under operating leases that expire December 31, 2017. The lease agreements contain certain requirements of the Company regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon its return to Northwest. Pursuant to the ASA, Northwest reimburses Pinnacle’s aircraft rental expense in full.
     As discussed in Note 5, 11 Saab 340 aircraft were previously subleased to Mesaba. In January 2006, Mesaba rejected the subleases of the aircraft and returned them to Pinnacle. Two of the 11 aircraft leases expired in the fourth quarter of 2006 and seven of the remaining nine aircraft leases expired in the first quarter of 2007. The Company’s Colgan subsidiary will operate the two remaining aircraft until the expiration of their related subleases in January 2009.
     The Company currently leases nine Beechcraft 1900D aircraft. The aircraft are subject to 60-month leases ending in 2007 and 2010, but allow Colgan the option to terminate the leases annually on their anniversary dates. The Company also leases 16 of its 40 Saab 340 aircraft. Ten of the lease agreements allow Colgan to terminate the agreements from 2007 through 2011. These aircraft lease agreements generally provide that the Company pays taxes, maintenance, insurance and other operating expenses applicable to leased assets. The leases require aircraft to be in a specified maintenance condition at lease termination or upon return of the aircraft.
     The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under noncancelable operating leases with initial or remaining lease terms in excess of one year as of March 31, 2007:

	Operating Leases
	Aircraft	Non-aircraft	Total
Remainder of 2007	$99,508	$13,857	$113,365
2008	119,770	17,795	137,565
2009	115,293	17,171	132,464
2010	113,367	16,863	130,230
2011	113,088	16,577	129,665
Thereafter	678,528	48,239	726,767

Total future rental payments	$1,239,554	$130,502	$1,370,056

9. Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.
     As discussed in Note 7, holders of the Notes will have the right to exercise the conversion option in the second quarter of 2007. As a result, the Company has considered the possible dilution related to the Notes in its calculation of diluted EPS for the three months ended March 31, 2007. See below for the calculation of dilution related to the Notes.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
9. Earnings Per Share (continued)
     The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007		2006
Net income	$9,365		$13,296

Basic EPS	$0.43		$0.61

Diluted EPS	$0.38		$0.61

Share computation:
Weighted average number of shares out- standing for basic EPS	21,990		21,945
Senior convertible notes	2,402	(1)	—
Share-based compensation	280		30

Weighted average number of shares out- standing for diluted EPS	24,672		21,975

(1)	Dilution is calculated as follows:

Increase in Fully		121,000	—	121,000

Diluted Share Count	=	$13.22		$17.923
                             $17.923 = Average stock price for the three months ended March 31, 2007
     Options to purchase 203 and 935 shares of common stock were excluded from the diluted EPS calculation at March 31, 2007 and 2006, respectively, because their effect would be anti-dilutive.
10. Share-Based Compensation
     In January 2007, the Company granted 203 stock options with an exercise price of $16.76 per share to members of its board of directors, its officers and certain other employees. These grants will vest ratably over three years. The grant date fair value of these options, estimated using the Black-Scholes-Merton multiple-option pricing valuation model, is $8.57 per share. This fair value was estimated at the date of grant with the following assumptions for 2007: risk-free interest rate of 4.6%, dividend yield of 0.0%, expected volatility of the Company’s common stock of 53.5% and expected life of the options of 5.0 years. Total expense to be recognized over the vesting period, net of expected forfeitures of 10%, is $1,566.
     In January 2007, the Company awarded 76 shares of restricted stock to certain officers and members of the Board of Directors. Using the straight-line method, the total amount of $1,279 is being expensed ratably over the three-year vesting period. The grant date fair value of these shares is $16.76 per share, which was the closing stock price on the date of grant.
     During the three months ended March 31, 2007 and 2006, the Company recognized $359 and $133 of share-based compensation expense.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
11. Income Taxes
     The following summarizes the significant components of the Company’s income tax expense for the periods indicated:

	Three Months Ended March 31,
	2007		2006
	$	%	$	%
Income tax expense at statutory rate	$4,842	35.0%	$7,196	35.0%
State income taxes, net of federal taxes	214	1.6%	363	1.8%
Tax-exempt income	(828)	(6.0)%	(149)	(0.7)%
Valuation allowance	—	—	(193)	(1.0)%
Other	241	1.7%	48	0.2%

Income tax expense	$4,469	32.3%	$7,265	35.3%

     As discussed in Note 4, the Company assigned its Northwest bankruptcy claim during the first quarter of 2007. A majority of the proceeds received were invested in short-term investments earning tax-exempt interest income. As a result, the Company’s taxable income excluded these earnings, thereby lowering the Company’s effective tax rate for the three months ended March 31, 2007.
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN48”), Accounting for Uncertainty in Income Taxes, which became effective for the Company beginning January 1, 2007. FIN48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.
     The Company adopted the provisions of FIN48 on January 1, 2007. As a result of the implementation of FIN48, the Company recognized a $500 increase in its liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At the adoption date of January 1, 2007, the Company had $16,692 of unrecognized tax benefits, of which $16,346 would affect the Company’s effective tax rate if recognized. As of March 31, 2007, the Company has $16,692 of unrecognized tax benefits.
     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of March 31, 2007, the Company had $1,393 of accrued interest and penalties, $220 of which was included in the adjustment to the opening balance of retained earnings.
     The Company is currently being audited by the Internal Revenue Service (“IRS”) for the tax years 2003, 2004 and 2005. The examination is anticipated to be completed by the end of 2007. In April 2007, the IRS proposed certain adjustments to the Company’s positions related to various exam matters. Should the IRS prevail on certain adjustments related to these areas, the impact on the Company could be significant. The Company believes the potential tax exposure related to the items the IRS has focused on during its examinations would not exceed $35,000. The Company has reserved for $16,692 of this exposure, although the exposure could also be less. The Company believes that it has provided sufficiently for all audit exposures; however, future earnings, cash flow and liquidity could be materially impacted should it receive adverse rulings on the items under review. Settlement of this audit or the expiration of the statute of limitations on the assessment of income taxes for any tax year may also result in a change in future tax provisions.

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
     At March 31, 2007, the Company had $324,150 invested in auction rate securities (“ARS”), including $21,725 in auction rate preferred stock and $302,425 in auction rate certificates. The auction rate certificates are issued by U.S. states and political subdivisions of the states and typically have contractual maturities of more then ten years. Although ARS typically have long-term or no stated maturities, these investments have characteristics similar to short-term investments because the securities are periodically repriced at predetermined intervals, generally every 7-35 days, through an auction process.
     The Company classifies investments in ARS as short-term investments on the Company’s condensed consolidated balance sheets. All income generated from these securities was from earned interest and dividends and there were no unrealized or realized gains or losses for the three months ended March 31, 2007 and 2006.
13. Commitments and Contingencies
     Employees. The Company operates under several collective bargaining agreements with a portion of Pinnacle’s employees. Colgan employees are currently not represented by unions. The following table reflects the Company’s collective bargaining agreements and their respective amendable dates:

	Number of
	Employees
	Represented by		Contract
Employee Group	Union	Representing Union	Amendable Date
Pilots	1,125	Air Line Pilots Association	April 30, 2005
Flight Attendants	651	United Steel Workers of America	February 1, 2011
Ground Operations	1,260	United Steel Workers of America	March 19, 2010
Flight Dispatchers	39	Transport Workers Union of America	Initial contract currently being negotiated
     The collective bargaining agreement between Pinnacle and ALPA became amendable on April 30, 2005. Pinnacle has been actively negotiating with ALPA for the past several months. In August 2006, Pinnacle filed for mediation with the National Mediation Board. Since that time, Pinnacle has met with the mediator assigned to its case and with ALPA, but has not reached resolution on an amended collective bargaining agreement.
     On March 1, 2007, Pinnacle’s flight attendants ratified an amended collective bargaining agreement with a new amendable date of February 1, 2011. The previous collective bargaining agreement became amendable on July 31, 2006.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
13. Commitments and Contingencies (continued)
     In August 2005, Pinnacle’s flight dispatchers elected representation by the Transport Workers Union of America AFL-CIO, Air Transport Division (“TWU”). In early 2007, a tentative agreement was negotiated for a collective bargaining agreement between Pinnacle and TWU, but the agreement was subsequently not ratified by Pinnacle’s dispatchers. Pinnacle is recommencing negotiations with the TWU and hopes to conclude negotiations shortly.
     Purchase Commitments. The Company has contractual obligations and commitments primarily related to future purchases of aircraft, payment of debt and lease arrangements. The Company’s firm orders and options to purchase aircraft as May 7, 2007 are as follows:

	Firm	Firm
	Noncancelable	Cancelable	Options	Total
Q400
2007	2	—	—	2
2008	13	—	—	13
2009	—	8	8	16
2010	—	2	12	14

Total Q400	15	10	20	45

CRJ-900
2007	2	—	—	2
2008	13	—	—	13
2009	1	—	—	1

Total CRJ-900	16	—	—	16

Total	31	10	20	61

     Firm cancellable aircraft are aircraft that are on firm order, but for which the Company has the right of cancellation without penalty prior to February 2009. Based on the above delivery schedule, aggregate funding needed for the 31 firm noncancelable aircraft commitments is approximately $661,033, and is due as follows: $148,089 for the remainder of 2007, $469,682 for 2008, and $22,036 for 2009. Amounts paid during the three months ended March 31, 2007 were $21,226. For further information on CRJ-900 aircraft, see Note 14.
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
     Other Contingencies. On April 12, 2007, a CRJ aircraft operated by the Company was involved in an accident at the Cherry Capital Airport in Traverse City, Michigan. Although the aircraft was damaged, there were no injuries to the passengers or crew. The National Transportation and Safety Board (“NTSB”) is currently investigating this as a field accident, although no related hearings will be held. The Company does not believe that this accident will have a material impact on its financial statements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
14. Subsequent Events
     On April 27, 2007, the Company entered into an agreement with Delta Air Lines (“Delta”) to operate 16 CRJ-900 aircraft as a Delta Connection Carrier (the “Delta Connection Agreement”, or “DCA”). The aircraft will be delivered between November 2007 and February 2009, with scheduled service expected to begin in December 2007. The term of the DCA is ten years. Pursuant to the DCA, Delta will assign 16 delivery positions to the Company under Delta’s purchase agreement with the aircraft manufacturer. Delta also has the option to add an additional seven CRJ-900 aircraft under the DCA. The Company expects that Pinnacle (the “Operator”) will operate the CRJ-900 aircraft under the DCA.
     The DCA provides for Delta to pay pre-set rates to the Operator based on the capacity provided to Delta. The Operator will be responsible for the costs of flight crews, maintenance, dispatch, aircraft ownership and general and administrative costs. In addition, Delta will reimburse the Operator for certain pass-through costs, including landing fees, most station-related costs and aircraft hull and general liability insurance. In most instances, Delta will provide fuel and ground handling services to the Operator free of charge. The Operator will earn incentive payments (calculated as a percentage of the payments received from Delta) if the Operator meets certain performance targets. The DCA also provides for reimbursements to Delta annually to the extent that the Operator’s actual pre-tax margin on its Delta Connection operations exceeds certain thresholds.
     On April 25, 2007, the Company repaid in full the outstanding debt with AMR Corp, which had a balance of $7,251 as of March 31, 2007. The debt was payable in various installments through 2009, had an interest rate of 12.5% and was collateralized by the Company’s owned aircraft. As a result of this repayment, the balance related to this debt is classified as a current liability at March 31, 2007 in the Company’s condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
General
     The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity, capital resources and contractual cash obligations of the Company. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2006 (“Annual Report”), which include additional information about our significant accounting policies, risk factors, practices and the transactions that underlie our financial results.
     Our website address is www.pncl.com. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.
Overview
     The first quarter of 2007 marks the beginning of a significant year of transition for the Company. As previously announced and discussed both below and in Note 3 to our condensed consolidated financial statements, we began operating under our amended airline services agreement (the “ASA”) with Northwest. We also completed our acquisition of Colgan, which we believe will increase our competitiveness in the regional airline industry.
     Amended ASA with Northwest
     On December 22, 2006, we announced that we had agreed to the terms of an amended ASA between Pinnacle and Northwest, to become effective January 1, 2007, and that we had entered into an Assumption and Claims Resolution Agreement (the “Assumption Agreement”) that provides for Northwest to assume the ASA as part of Northwest’s plan of reorganization. The ASA provides, among other things, that Pinnacle will continue to have a long-term relationship with Northwest through at least 2017. The Assumption Agreement and ASA also settle certain corporate governance issues and provide that we will receive an allowed unsecured claim of $377.5 million (subject to adjustment in certain circumstances) in Northwest’s bankruptcy proceedings in settlement of all pre-petition claims that Pinnacle has against Northwest.
     The ASA removes all major restrictions preventing us from using our Pinnacle subsidiary to provide regional airline services to other major airlines, with the exception of operating flights into or out of Northwest’s hub cities of Minneapolis/St. Paul, Detroit, and Memphis. In addition, we can now operate aircraft with seating capacities of up to 76 seats, or such other size that does not cause Northwest to violate its collective bargaining agreement with its pilots union.
     On January 5, 2007, we agreed to assign an aggregate of $335 million of our $377.5 million stipulated unsecured claim against Northwest to several third parties for aggregate proceeds of approximately $283 million, net of expenses, which we received on January 23, 2007.
     In the fourth quarter of 2006, we recorded as income approximately $42.8 million of the $283 million claim assignment proceeds, which related to amounts owed by Northwest under the 2002 ASA prior to filing for bankruptcy protection. The remaining $240.2 million will be deferred and recorded as revenue on a straight-line basis over the remaining 11-year term of the ASA. The gain associated with the assignment of our remaining $42.5 million of unsecured claim will be recognized as revenue over the remaining term of the ASA, beginning in the second quarter of 2007. We have also agreed to repurchase for $20 million the one outstanding share of our Series A Preferred Stock, which is currently held by Northwest. The amount paid in excess of the preferred share’s fair value relates to the settlement and retention of the ASA and is recorded as an offset to deferred revenue. During the first quarter, we engaged a qualified, independent firm to evaluate the preferred share’s fair value. The firm deemed the share to have a nominal fair value as an instrument separate from the ASA, and consequently, we offset the $242.2 million deferred revenue by the full $20 million purchase price of the preferred share.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     Acquisition of Colgan Air, Inc.
     As discussed in greater detail in Note 2 of our condensed consolidated financial statements, we completed the acquisition of Colgan Air, Inc. on January 18, 2007. Colgan operates turboprop regional aircraft as Continental Connection, United Express and US Airways Express. Launched in 1991 as a family-owned and operated company, today Colgan offers an average of 320 daily flights to 51 cities in 13 states. Colgan currently operates 40 Saab 340 and ten Beech 1900D regional aircraft, and has significant operations in Boston, Houston, New York, Pittsburgh and Washington, D.C. Colgan employs approximately 1,100 people and transported nearly 1.5 million customers in 2006. In 2006 and 2005 Colgan had revenues of approximately $190 million and $137 million, respectively.
     On February 5, 2007, we entered into a new capacity purchase agreement with Continental Airlines, Inc. (the “CPA”) under which Colgan will operate 15 74-seat Bombardier Q400 regional aircraft as a Continental Connection carrier. The aircraft will operate primarily out of the Continental hub at Newark Liberty International Airport. In connection with the CPA, we entered into an aircraft purchase agreement with Bombardier, Inc. to purchase up to 25 firm and 20 option Q400 aircraft. We believe that other major airlines will desire to add the Q400 aircraft to their networks to take advantage of the superior unit operating costs and performance advantages as compared to regional jets. The Q400 can operate with lower unit costs than a 50-seat regional jet. In addition, the cabin is more spacious, providing greater passenger comfort. The Q400 contains advanced noise and vibration canceling technology that further enhances the customer experience. In addition, the Q400 has operating capabilities that allow access to certain markets and the use of limited access runways beyond the capabilities of regional jet aircraft. We expect to make the Q400 aircraft a major component of Colgan’s operations.
     After acquiring Colgan, we decided to place two of Pinnacle’s remaining Saab aircraft that have leases extending through 2009 into service at Colgan. Because we have decided to operate these two aircraft, our previously recorded provision for sublease losses was decreased during the first quarter by $1.7 million for future aircraft rentals and refurbishment costs. Actual maintenance and aircraft rental expenses associated with these aircraft will be recorded as incurred in future periods. During the first quarter, we recorded approximately $1.2 million of maintenance and aircraft rental expense related to these two Saab aircraft in advance of placing them into service at Colgan.
     First Quarter Operations
     During the first quarter of 2007 our Pinnacle subsidiary experienced increases in passenger count, available seat miles (“ASMs”), revenue passenger miles (“RPMs”), cycles, and block hours compared to the same period of 2006. Passenger counts increased by 9% to 2.2 million passengers from 2.0 million during the corresponding period of last year. ASMs and RPMs increased during the first quarter of 2007 compared to the same quarter of 2006 by 7% and 4%, respectively, climbing to 1.4 million and 1.0 million, respectively. Cycles and block hours increased during the current period by 4% or 63,963 and 107,013, respectively, compared to the same period of 2006. The increases in activity were primarily related to the addition of 15 CRJ aircraft to Pinnacle’s fleet during the first quarter of 2007.
Outlook
     We plan to grow the business of both of our subsidiaries by entering into new contracts with major partners, and by investing in new regional aircraft to fulfill our obligations under these contracts. We have experienced this type of growth recently with our new regional airline services contracts with both Continental and Delta. Under these new contracts, our two operating subsidiaries will add 31 new regional aircraft between November 2007 and February 2009. We believe that the investments we are making at Pinnacle and at Colgan will result in long-term, profitable growth for our stakeholders. However, such investments will require significant resources throughout 2007 and 2008, and will likely negatively impact our 2007 financial results.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     With the acquisition of Colgan, we can now offer the full spectrum of regional airline services to our airline partners. Colgan will become our platform for regional turboprop operations, while Pinnacle will focus on regional jet operations. As part of our purchase of Q400 aircraft with Bombardier, Inc., we negotiated options and cancelable orders to acquire up to 30 additional Q400 aircraft. Our CPA with Continental can be expanded with the operation of up to 15 additional Q400 aircraft. In addition, our contract with Delta contains a provision that could increase our CRJ-900 operations as a Delta Connection carrier by an additional seven aircraft. We plan to aggressively pursue these potential opportunities with Continental and Delta, as well as other Q400 and regional jet opportunities with other major airlines.
     Pinnacle’s ASA with Northwest contains a provision requiring us to allocate Pinnacle’s overhead costs after Pinnacle adds 24 regional aircraft with other partners, thereby providing for a rate reduction to Northwest. While we do not expect any of our current growth plans to trigger this provision, we may enter into additional agreements in the future that will cause us to negotiate an additional rate reduction for Northwest.
     Pinnacle and Colgan both have strong relationships with their respective airline partners. We believe that the key to continuing these strong relationships and developing additional regional airline opportunities is by maintaining the highest quality operations at competitive operating costs. As part of our efforts to maintain competitive operating costs, we are planning to make enhancements to Colgan’s existing operations to lower certain of its operating costs, obtain overhead savings and streamline its operations. While we do not expect the financial results from Colgan’s existing operations to have a material impact on our consolidated income for 2007, we do expect that the enhancements we are planning to put in place will improve the profitability of Colgan’s existing operations in 2008 and beyond. Colgan’s existing operations are also subject to seasonal fluctuations. Colgan has historically recorded losses during the first and fourth quarter each year, when demand for air travel declines, and recorded income or smaller losses during the second and third quarter each year, when air travel demand is higher. We expect this seasonality to continue to impact Colgan’s financial results in future periods.
     The sale of our Northwest unsecured claim has significantly enhanced our liquidity. In addition, we are evaluating opportunities to monetize the remaining $42.5 million of our Northwest unsecured claim. Any such sale will further increase our cash and short-term investments. As a result of this increased liquidity, we are evaluating the optimal uses of our cash and short-term investments. We expect to use a significant portion of our cash and short-term investments to support our current growth plans for our two operating subsidiaries. We also plan to retain cash and short-term investments for future growth opportunities not currently identified. To the extent that we determine we have excess cash and short-term investments, we expect to use it in other ways to benefit our shareholders, including potential stock repurchases or repurchases of our 3.25% senior convertible notes due 2025.
     Our Pinnacle subsidiary has been in negotiations with the Air Line Pilots Association (“ALPA”) since April 2005. While both parties have negotiated in earnest, we have been unable to reach agreement. In August 2006, we filed for mediation with the National Mediation Board. We expect to continue negotiations under the supervision of the National Mediation Board for the foreseeable future. Reaching an agreement with ALPA that is consistent with our company-wide philosophy of industry average pay and benefits with enhanced employee productivity is of utmost importance to us. Pinnacle’s pilot group is currently paid below industry average, and we do expect a new collective bargaining agreement to contain an increase in pay for Pinnacle’s pilots.
     Pinnacle’s ASA with Northwest contains a provision requiring Pinnacle to reach agreement with ALPA for a new collective bargaining agreement by March 31, 2007 to retain the 17 CRJ aircraft scheduled to be delivered to Pinnacle in 2007. Because Pinnacle and ALPA did not reach agreement by March 31, 2007, Northwest has given Pinnacle notice that it intends to transition the 15 aircraft delivered in the first quarter to one of its wholly owned subsidiaries beginning in September 2007 at a rate of two aircraft per month. In addition, Pinnacle will not receive the two remaining aircraft originally scheduled to be delivered in 2007. Upon completion of this transition, Pinnacle will operate a fleet of 124 CRJ-200 aircraft under the ASA (subject to further adjustment under certain circumstances as provided for in the ASA).

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     During the fourth quarter of 2006, Pinnacle assumed responsibility for ground handling in 13 cities on behalf of Northwest Airlines. The transition costs of undertaking this new ground handling reduced Pinnacle’s operating income in the first quarter of 2007 by approximately $0.6 million. Pinnacle’s transition costs have largely subsided, and any negative impact from the new ground handling operations is expected to be minimal in future periods. The Company does expect that, long-term, the impact of these new ground handling operations will have a small positive impact on earnings while improving Pinnacle’s operational reliability.
     The airline industry in general is experiencing a shortage of qualified pilots to absorb the recent growth in industry capacity. This shortage has particularly affected regional airlines such as Pinnacle, as major airlines typically recruit new pilots from within the ranks of regional airlines. During the first quarter, Pinnacle began experiencing higher than normal attrition, primarily due to pilots leaving for positions at major carriers. This trend began occurring at the same time that Pinnacle began adding 15 CRJ aircraft to its fleet under the ASA. As a result of the higher than expected attrition, Pinnacle has reduced its scheduled flying below its commitments to Northwest. Pinnacle has enacted several programs to increase pilot recruiting and training efforts, and expects to operate at planned capacity levels by the third quarter of 2007. In the interim, Pinnacle is experiencing higher than normal recruiting and training expenses, with increased training costs of approximately $1.5 million during the first quarter. As a result of reducing capacity below planned levels, we do not expect Pinnacle to meet the required completion factor goal for the six months ended June 30, 2007 under Pinnacle’s ASA with Northwest. We recorded a performance penalty payable to Northwest of approximately $1.1 million for the quarter ended March 31, 2007. We expect to record a similar penalty during the second quarter of 2007.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Results of Operations

	Three Months Ended March 31,
	2007			2006
	Pinnacle
	Airlines,	Colgan Air,	Pinnacle Corp.	Pinnacle Corp.
	Inc./Corp.	Inc.	Consolidated	Consolidated
	(in thousands)
Operating revenues
Regional airline services	$141,094	$33,405	$174,499	$205,005
Other	2,560	2,491	5,051	2,084

Total operating revenues	143,654	35,896	179,550	207,089

Operating expenses
Salaries, wages and benefits	38,776	8,525	47,301	34,427
Aircraft maintenance, materials and repairs	11,020	6,528	17,548	10,262
Aircraft rentals	31,853	1,866	33,719	66,031
Aircraft fuel	16	6,421	6,437	26,701
Other rentals and landing fees	11,977	1,937	13,914	11,251
Ground handling services	21,701	2,721	24,422	22,359
Commissions and passenger related expense	901	3,594	4,495	875
Depreciation	1,081	973	2,054	962
Other	14,866	3,421	18,287	12,675
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(1,452)	—	(1,452)	17

Total operating expenses	130,739	35,986	166,725	185,560

Operating income	$12,915	$(90)	$12,825	$21,529

     The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2007 compared to the same period in 2006.
Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006
Revenues

	Three Months Ended March 31,
			$	%
	2007	2006	Variance	Variance
	(in thousands)
Operating revenues
Regional airline services	$174,499	$205,005	$(30,506)	(15)%
Other	5,051	2,084	2,967	142%

Total operating revenues	$179,550	$207,089	$(27,539)	(13)%

     Regional Airline Services
     Regional airline service revenue of $174.5 million for the three months ended March 31, 2007 decreased $30.5 million, or 15%, from operating revenue of $205.0 million for the same period in 2006. The decrease in revenue was primarily due to the decrease in revenue associated with expense reimbursements from Northwest and a reduction in the target operating margin from 10% in 2006 to 8% effective January 1, 2007. The most significant decreases in reimbursable expenses were aircraft fuel and aircraft rent. Under the ASA, Northwest now provides jet fuel to Pinnacle at no cost, whereas in 2006, jet

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
fuel was a reimbursable expense. This change resulted in a decrease in revenue of $26.7 million over 2006. Also under the ASA, our aircraft rental expense has been lowered to a rate that approximates current market rates. Aircraft rent reimbursed by Northwest decreased $34.2 million over the same period in 2006 as a result of this change. The decrease in revenue is also attributable to penalties incurred resulting from our first quarter operations, as previously discussed. As a result of reducing capacity below planned levels, we do not expect Pinnacle to meet the required completion factor goal for the six months ended June 30, 2007 under the ASA. The Company recorded a performance penalty payable to Northwest of approximately $1.1 million for the quarter ended March 31, 2007. Our decrease in revenue is offset by our increase in revenue related to Colgan of $35.9 million.
     Other Revenue
     Other revenue of $5.1 million for the three months ended March 31, 2007 increased $3.0 million, or 142%, from other revenue of $2.1 million for the same period in 2006. The increase in revenue is primarily attributable to the inclusion of Colgan, which includes $2.5 million in other revenue, of which $2.4 million is attributable to essential air services (“EAS”), as discussed in Note 3 to our condensed consolidated financial statements. The remaining increase is due to $0.9 million of ground handling services provided to Northwest, a service that we did not provide during the three months ended March 31, 2006, offset by a decrease of $0.4 million in ground handling revenue for Mesaba Avro regional jets (“ARJs”). The ARJs were removed from Mesaba’s fleet in 2006.
Operating Expenses

	Three Months Ended March 31,
			$	%
	2007	2006	Variance	Variance
		(in thousands)
Operating expenses:
Salaries, wages and benefits	$47,301	$34,427	$12,874	37%
Aircraft maintenance, materials and repairs	17,548	10,262	7,286	71%
Aircraft rentals	33,719	66,031	(32,312)	(49)%
Aircraft fuel	6,437	26,701	(20,264)	(76)%
Other rentals and landing fees	13,914	11,251	2,663	24%
Ground handling services	24,422	22,359	2,063	9%
Commissions and passenger related expense	4,495	875	3,620	414%
Depreciation	2,054	962	1,092	114%
Other	18,287	12,675	5,612	44%
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(1,452)	17	(1,469)	(8641)%

Total operating expenses	$166,725	$185,560	$(18,835)	(10)%

     Total operating expenses for the three months ended March 31, 2007 decreased by $18.8 million and 10%. The decrease in operating expenses was primarily attributable to the previously discussed decrease in aircraft fuel and aircraft rentals and the impact of the Colgan acquisition, slightly offset by increases in salaries, wages and benefits.
     Salaries, wages and benefits increased by $12.9 million, or 37%. The increase is primarily due to $8.5 million in additional salaries, wages and benefits from the acquisition of Colgan. The remaining increase is due to an 11% increase in employees over the same period in 2006. The increase in employees is primarily due to an agreement we entered into with Northwest during the fourth quarter of 2006, under which we will provide our own ground handling services at seven additional cities under the ASA, which had previously been handled by Northwest. In addition, we agreed to provide ground handling services to Northwest for its own flights at six additional cities under a separate agreement. As part of this transition,

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
we have incurred and will continue to incur significant hiring, training, and other start-up costs and capital expenditures for ground equipment.
     Aircraft maintenance, materials and repairs expenses increased approximately $7.3 million or 71%. Maintenance expense incurred by Colgan accounted for $6.8 million of this increase. Additionally, $1.0 million of maintenance expense related to the refurbishment of the two Saab aircraft previously subleased to Mesaba that will be transitioned into Colgan’s fleet. As discussed in Note 5 to our condensed consolidated financial statements, this refurbishment expense was previously accounted for as a bankruptcy-related expense.
     Aircraft rental expense decreased $32.3 million, or 49%, due to the terms of the amended ASA with Northwest. Effective January 1, 2007, our monthly lease rates were reduced to rates that approximate current market conditions. As previously noted, we sublease our CRJ aircraft from Northwest under operating leases for aircraft that expire December 31, 2017. Northwest reimburses in full all CRJ aircraft rental expense operated under the ASA. Aircraft rent reimbursed by Northwest decreased $34.2 million over the same period in 2006. The decrease in rent reimbursed by Northwest is offset by the rent expense of $1.9 million attributable to Colgan.
     Aircraft fuel expenses decreased by $20.3 million, or 76%. Of this decrease, $26.7 million is due to the terms under the ASA with Northwest which provides for Northwest to provide jet fuel to us at no cost beginning January 1, 2007. This decrease is offset by $6.4 million of fuel expense attributable to Colgan.
     Other rentals and landing fees increased by $2.7 million, or 24%, mainly attributable to the addition of fees incurred by Colgan.
     Ground handling services increased by $2.1 million, or 9%, due to the $1.3 million decrease in ground handling payments to Northwest as a result of the transition of ground handling functions in a number of cities to Pinnacle. The decrease is offset by an increase of $2.7 million attributable to the addition of ground handling expenses incurred by Colgan. The remainder of the increase is due to a 4% increase in the number of departures Pinnacle performed and a change in the mix of cities Pinnacle served.
     Commissions and passenger related expense increased $3.6 million primarily due to the addition of Colgan expenses. As discussed in Note 1 to our condensed consolidated financial statements, this caption is being presented for the first time for the three months ended March 31, 2007, as it a material portion of Colgan’s operating expenses. Because Colgan has the responsibility of selling its own tickets, it incurs costs related to these transactions. We have not incurred these costs in the past as Northwest handles Pinnacle’s ticket sales. Also included in this amount are passenger related expenses such as catering expense and interrupted trip expense.
     Depreciation increased $1.1 million, or 114% primarily due to the addition of expense incurred by Colgan.
     The $5.6 million, or 44%, increase in other expenses is primarily attributable to $3.4 million in other operating expenses incurred by Colgan.
Nonoperating Income
     Net nonoperating income increased by $2.0 million compared to the same period in 2006. Interest income increased $2.6 million primarily due to the investment of the proceeds received from the assignment of our Northwest and Mesaba claims. The increase in interest income is offset by the increase in interest expense of $0.6 million primarily from interest expense related to Colgan.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Income Tax Expense
     For the three months ended March 31, 2007, our income tax expense decreased by $2.8 million, primarily related to the decrease in pre-tax income as compared to the same period in 2006. The Company’s effective tax rate decreased 3.0% primarily due to tax-exempt interest income on proceeds received from the assignment of the Northwest bankruptcy claim.
Certain Statistical Information
     The following table summarizes certain operational statistics for the periods indicated:

	CRJ			Turboprop
				Three Months
				Ended
	Three Months Ended March 31,			March 31,
	2007	2006	Change	2007 (3)

Other Data:
Revenue passengers (in thousands)	2,197	2,015	9%	271
Revenue passenger miles (in thousands) (1)	1,007,165	971,806	4%	50,436
Available seat miles (in thousands)	1,433,048	1,341,668	7%	118,178
Passenger load factor (2)	70.3%	72.4%	(2.1) pts	42.7%
Operating revenue per available seat mile (in cents)	10.02	15.44	(35)%	30.37
Operating costs per available seat mile (in cents)	9.11	13.83	(34)%	30.65
Operating revenue per block hour	$1,342	$2,018	(33)%	$1,431
Operating costs per block hour	$1,220	$1,808	(33)%	$1,443
Block hours	107,013	102,597	4%	25,090
Cycles	63,963	61,265	4%	20,890
Average daily utilization (block hours)	8.93	9.19	(3)%	6.80
Average stage length (miles)	457	473	(3)%	183
Number of operating aircraft (end of period)	139	124	12%	51

(1)	Revenue passenger miles represents the number of miles flown by revenue passengers.

(2)	Passenger load factor equals revenue passenger miles divided by available seat miles.

(3)	The Company purchased Colgan on January 18, 2007, as discussed in Note 2 to our condensed consolidated financial statements. The “three months ended” for turboprops implies the period from the date of purchase of Colgan through March 31, 2007. We did not operate turboprops during 2006.
The Company had 5,045 employees as of March 31, 2007, an increase of 42% over the 3,548 employees as of March 31, 2006.
Liquidity and Capital Resources
     As of March 31, 2007, we had $24.1 million in cash and cash equivalents and $324.2 million in short-term investments.
     On January 3, 2007, we assigned an aggregate of $335 million of our $377.5 million stipulated unsecured claim against Northwest to several third parties for aggregate proceeds of approximately $283 million, net of expenses. We received the proceeds from this sale on January 23, 2007. We are evaluating the potential sale of the remainder of our claim. The sale of our claim has significantly increased our liquidity and our balance of cash and short-term investments. The sale of our claim is subject to federal and state income taxation, and we expect to make estimated tax payments of approximately $100 million on this sale in 2007.
     With the infusion of liquidity from the sale of our claim, we are evaluating the optimal uses of our cash and short-term investments. We expect to use a significant portion of our cash and short-term investments to support our growth plans for our two operating subsidiaries. We also plan to retain cash and short-term investments for other future growth opportunities. To the extent that we determine we have excess cash and short term investments, we expect to use it in other ways to benefit our shareholders,

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
including potential stock repurchases or repurchases of our 3.25% senior convertible notes due 2025 (the “Notes”).
     Contractual obligations. The following chart details our debt and lease obligations (in thousands):

	Payments Due by Period
	2007 (1)	2008	2009	2010	2011	Thereafter	Total
Contractual obligations:
Debt (2)	$133,220	$14,050	$5,193	$2,335	$951	$28	$155,777
Interest payments on long-term debt	1,967	3,933	3,933	3,933	3,933	55,053	72,752
Aircraft purchase commitments	148,089	469,682	22,036	—	—	—	639,807
Capital leases	1,161	1,512	1,305	1,309	776	877	6,940
Operating leases	113,365	137,565	132,464	130,230	129,665	726,767	1,370,056
Purchase obligations (3)	7,587	21,369	1,105	564	430	121	31,176

Total contractual cash obligations	$405,389	$648,111	$166,036	$138,371	$135,755	$782,846	$2,276,508

(1)	Contractual obligations for the remainder of 2007.

(2)	Amount for 2007 includes the par amount of the Notes, which are convertible into a combination of cash and common stock. See below and Note 7 to our condensed consolidated financial statements for further discussion. Amount for 2008 includes $10.0 million for short-term notes payable for the purchase of Colgan (see Note 2 to our condensed consolidated financial statements for further discussion).

(3)	Amounts represent $6.4 million for the purchase of the aircraft hangars (see Note 2 to our condensed consolidated financial statements for further discussion) in 2007, purchase of Series A Preferred Share of $20.0 million (see Note 4 to our condensed consolidated financial statements for further discussion) for 2008, and noncancelable commitments to purchase goods and services, including certain aircraft parts and information technology software and equipment.
     The table above excludes $16.2 million related to the reserves for uncertain tax positions because we are unable to make reasonably reliable estimates of the timing of removing the related uncertainties or settling with the respective taxing authority. The amounts noted above for operating leases include $1.2 billion of obligations for leased CRJ aircraft from Northwest. We are reimbursed by Northwest in full for CRJ aircraft rental expense operated under the ASA. For a more detailed discussion of operating leases, refer to Note 8 to our condensed consolidated financial statements.
     In February 2005, we issued $121.0 million principal amount of our 3.25% senior convertible notes due 2025. The Notes bear interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. The Notes are convertible into a combination of cash and common stock at a conversion price of approximately $13.22 The Notes are convertible in any quarter subsequent to a quarter in which the closing price of our common stock exceeds $15.86 for 20 of the last 30 trading days. This condition was met during the first quarter of 2007, causing the Notes to become convertible at the option of each Note holder during the second quarter of 2007. As of May 7, no holders of the Notes have tendered their notes for conversion. Although the Notes are convertible, we do not expect a significant amount of holders of the Notes to tender for conversion because the Notes generally trade at values higher than the fair value of common stock and cash they can be converted into due to the option value imbedded in each Note. Nonetheless, in any period the holders have the right to exercise the conversion option, the Notes’ $121.0 million par value will be classified as a current liability in our condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     On February 17, 2007, we entered into a purchase agreement for up to 25 firm and 20 option Q400 aircraft with Bombardier, Inc. Under the agreement, we are obligated to purchase a minimum of 15 Q400 regional aircraft. These firm aircraft will be delivered to our Colgan subsidiary between December 2007 and June 2008. We have a right of cancellation for an additional ten firm aircraft prior to February 2009. If we do not exercise this right, then we will take delivery of these ten additional aircraft between May 2009 and February 2010. In addition to the 25 firm aircraft, we have optional rights to acquire 20 Q400 aircraft that would deliver between May 2009 and July 2010.
     On April 27, Delta Air Lines assigned to us its rights to purchase 16 CRJ-900 aircraft from Bombardier, Inc. We will take delivery of these aircraft between November 2007 and February 2009. Under the related regional airline services agreement that we entered into with Delta, Delta may also require us to purchase an additional seven CRJ-900 aircraft to operate in the Delta system.
     Our aggregate purchase commitment for non-cancelable aircraft orders with Bombardier for both the Q400 aircraft and the CRJ-900 aircraft is approximately $660 million. In addition to our purchase commitments, we are required to make pre-delivery payments to Bombardier. We expect to pay $148.1 million in pre-delivery payments during the remainder of 2007.
     We currently expect to finance the purchase of all 31 aircraft using a combination of internal capital resources and debt financing. We have obtained financing commitments from a third party and from the aircraft manufacturer for debt financing of approximately 85% of the net purchase price of each aircraft for terms ranging from 12 to 15 years. We are also pursuing other third party financing options, including operating leases, and we may use such additional financing options to the extent that they provide better economics to us.
     We also expect to purchase inventory for our new CRJ-900 and Q400 aircraft totaling approximately $15 million. We expect to use internal resources to fund these inventory purchases.
     As part of the Colgan acquisition, we agreed to purchase two aircraft hangars for a purchase price of $6.4 million from one of Colgan’s selling shareholders. We expect to close this purchase during the second or third quarter of 2007, and further expect to finance the majority of the purchase price with a mortgage from a commercial bank.
     The IRS is currently examining our tax records for years 2003 through 2005. The IRS has focused on several key transactions that we undertook during those periods and has proposed several significant adjustments. While we believe that we have recorded reserves adequate for each identified issue, our liquid assets would be significantly reduced if we receive adverse rulings on the issues, and we are required to make payments to the IRS for the taxes and related interest and penalties.
     Operating activities. Net cash provided by operating activities was $316.0 million during the three months ended March 31, 2007. This was due primarily to proceeds received from the assignment of our Northwest claim of $241.4 million. In addition, receivables decreased by $75.5 million. Our balance of receivables was unusually high as of December 31, 2006 due to the fact that the December 30th payment from Northwest of $31.9 million was not received until January 2, 2007, as December 30th fell on a weekend. In addition, our pre-petition receivables decreased by $42.9 million during the first quarter with the receipt of our Northwest claim.
     Net cash provided by operating activities was $15.5 million during the three months ended March 31, 2006. This was due primarily to cash provided by net income of $13.3 million and depreciation and amortization of $1.3 million.
     Investing activities. Cash used for investing activities for the three months ended March 31, 2007 was $291.0 million. This is primarily attributable to net purchases of short-term investments in marketable debt securities of $251.5 million, offset by $27.8 million paid in pre-delivery payments for the Q400 aircraft. In addition, the acquisition of Colgan decreased cash by $8.4 million, net of cash acquired.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     Cash used for investing activities for the three months ended March 31, 2006 was $13.6 million, primarily related to the net purchase of $13.0 million of short-term investments in marketable debt securities and purchases of property and equipment of $0.5 million.
     We have begun a project to replace our maintenance, financial reporting, enterprise resource planning and human resource information systems during 2007. This system implementation will require a significant expenditure for new software, implementation consultants, and internal resources. Inclusive of this software implementation project, we expect total capital expenditures for 2007 to be approximately $16 to $20 million. We are expecting to fund these expenditures with cash flows generated from our operations.
     Financing activities. Cash used in financing activities for the three months ended March 31, 2007 totaled $1.6 million, which relates to $1.4 million of debt principal payments made and $0.2 million of payments made on capital leases. No cash was used in or provided by financing activities for the three months ended March 31, 2006.
     Deferred tax asset. In connection with the losses for the bankruptcy filings of Northwest and Mesaba, we have recorded a deferred tax benefit of $1.6 million, which represents the future federal and state income tax deductions provided to the Company from these losses. In addition, we have recorded a deferred tax asset of $87.1 million related to the assignment of our claim against Northwest.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Because the majority of our business is under a capacity purchase agreement, we have limited exposure to market risks such as commodity price risk (e.g., aircraft fuel prices). With the recent acquisition of Colgan and the subsequent contract with Continental regarding the purchase of Q400s, we are exposed to increased commodity price and interest rate risk as discussed below.
Commodity Price Risk
     We have exposure to certain market risks associated with the Company’s aircraft fuel. Aviation fuel expense is a significant expense for any air carrier and even marginal changes in the cost of fuel greatly affect a carrier’s profitability. Standard industry contracts do not generally provide protection against fuel price increases, nor do they insure availability of supply. However, our ASA with Northwest requires that Northwest provide fuel at no charge to the Company’s Pinnacle subsidiary, thereby reducing our overall exposure to fuel price fluctuations. For the year ended December 31, 2006, the Company bore no fuel price risk since 100% of the Company’s fuel requirements were associated with this contract. However, with the acquisition of Colgan in January 2007, the Company’s code share agreements with US Airways, Continental, and United Airlines exposure the Company to fuel price increases. For the annualized fuel expense related to these agreements, each one percent change in the price of jet fuel amounts to an approximate $0.3 million change in annual fuel costs.
Interest Rate Risk
     Aircraft financing. As discussed in Notes 13 and 14 to our condensed consolidated financial statements, we currently intend to finance approximately $560 million of the approximately $660 million purchase price for the 15 Q400 and 16 CRJ-900 aircraft we are acquiring. The aircraft financing commitment provides for the Company to elect either a fixed or floating interest rate option prior to each drawdown to occur upon delivery of each aircraft. The floating rate option is based upon a spread over the six month LIBOR. The fixed rate option would be computed by converting the floating rate to a fixed rate equivalent based upon published “swap” rates for debt with a maturity closest to the weighted average life of the debt.
     Because the interest rates the Company will pay on the aircraft will not be determined until the aircraft are delivered, the Company bears risk associated with potential changes in short term interest rates (particularly the six month LIBOR) and long-term interest rates (particularly the ten year Treasury). The Company is contemplating hedging against changes in long-term interest rates that could occur over the course of the next 15 months. Should interest rates change by 25 basis points before we take delivery, and assuming that the Company does not hedge the risk, interest expense in the first year of financing the aircraft would increase by approximately $2.8 million.
     Investment income. Our earnings are affected by fluctuations in interest rates due to the impact those changes have on our interest income from short-term investments. We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates. See Note 12 to our condensed consolidated financial statements for additional information about short-term investments.
     Our investment income is also subject to interest rate risk. Based on our estimate of the annualized short-term investment balance, a 25 basis points change in interest would result in an increase or decrease in annual investment income of approximately $0.7 million.
     Senior Convertible Notes. While we pay interest on the Notes at a fixed rate of 3.25%, the fair value of the Notes is sensitive to changes in interest rates and to changes in the market price of our common stock. Interest rate changes may result in increases or decreases in the fair value of the Notes due to differences between market interest rates and rates in effect at the inception of the obligation. The fair value of the Notes may also increase or decrease with differences between the current market price of our common stock and the market price on the original issuance date of the Notes. Unless we elect to repurchase our Notes in the open market, changes in their fair value have no impact on our condensed consolidated financial statements as a whole. The estimated fair value of the Notes on May 4, 2007 was approximately $174.2 million, based on quoted market prices.
Item 4. Controls and Procedures
     The Company, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
     As previously discussed, on January 18, 2007, the Company acquired Colgan. Refer to Note 2 in our condensed consolidated financial statements for more information of this event. The revenue and assets attributable to Colgan’s operations for the three months ended March 31, 2007 were 17% and 13% of our total revenues and assets, respectively. However, this business will be excluded from management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting as December 31, 2007.

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
Item 1A. Risk Factors.
     There are no material changes to the Risk Factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
     The following exhibits are filed as part of this Form 10-Q.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to the Company’s Registration Statement Form S-1 (Registration No. 333-83359), as amended (the “S-1”) initially filed on February 25, 2002)

3.1.1	Second Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to the S-1)

3.2	Certificate of Designations for Series A preferred stock of the registrant (Incorporated by reference to the S-1)

3.3	Bylaws of the registrant (Incorporated by reference to the S-1)

3.3.1	Amended and Restated Bylaws, dated January 14, 2003, of the registrant (Incorporated by reference to the S-1)

4.1	Specimen Stock Certificate (Incorporated by reference to the S-1)

4.2	Rights Agreement between the registrant and EquiServe Trust Company, N.A., as Rights Agent (Incorporated by reference to the S-1)

4.3	Indenture, 3.25% Senior Convertible Notes due 2025, dated as of February 8, 2005, by and between Pinnacle Airlines Corp. and Deutsche Bank Trust Company (Incorporated by reference to Exhibits 99.2 and 99.3 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

4.4	Registration Rights Agreement made pursuant to the Purchase Agreement dated February 3, 2005, dated as of February 8, 2005, by and among Pinnacle Airlines Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (Incorporated by reference to Exhibits 99.2 and 99.3 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

10.1	Loan Agreement dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.2	Sublease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.2.1	First Amendment to Sublease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.2#	Guaranty Agreement between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.3	Engine Lease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.3.1	First Amendment to Engine Lease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.3#	Revolving Credit Note dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.4#	Security Agreement dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.5#	Negative Pledge Agreement dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

Exhibit
Number	Description
10.6#	Negative Pledge Agreement dated as of June 16, 2005 between Pinnacle Airlines Corp. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.8†	Pinnacle Airlines Corp. 2003 Stock Incentive Plan (Incorporated by reference to the S-1)

10.9	Non-Qualified Stock Option Agreement for options granted under the Pinnacle Airlines Corp. 2003 Stock Incentive Plan (Incorporated by reference to the S-1)

10.10†	Pinnacle Airlines, Inc. Annual Management Bonus Plan (Incorporated by reference to the S-1)

10.11	Amended and Restated Sublease Agreement dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (SBN Facilities) (Incorporated by reference to the S-1)

10.12	Sublease Agreement dated as of August 1, 2002 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (TYS Facilities) (Incorporated by reference to the S-1)

10.13	Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (DTW Facilities) (Incorporated by reference to the S-1)

10.14	Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MEM Facilities) (Incorporated by reference to the S-1)

10.15	Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MSP Facilities) (Incorporated by reference to the S-1)

10.16	Intentionally omitted

10.17	Intentionally omitted

10.18	Lease Guaranty issued by the registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.19	Sublease Guaranty issued by the registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.20	Airline Services Agreement dated as of March 1, 2002 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.21	Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.21.1	Amendment No. 1 dated as of September 11, 2003 to the Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.21.2	Amendment No. 2 dated as of November 26, 2003 to the Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.22	Amended and Restated Ground Handling Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.23	Amended and Restated Information Technology Services Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.24	Amended and Restated Family Assistance Services Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.25	Amended and Restated Manufacturer Benefits Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.26	Form of Amended and Restated Preferential Hiring Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.27	Purchase Agreement, Senior Convertible Notes due 2025, dated as of February 3, 2005, by and among, Pinnacle Airlines Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

10.28†	Amended and Restated Management Compensation Agreement between Pinnacle Airlines, Inc. and Philip H. Trenary (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 12, 2005)

Exhibit
Number	Description
10.29†	Amended and Restated Management Compensation Agreement between Pinnacle Airlines, Inc. and Peter D. Hunt (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 12, 2005)

10.30†	Amended and Restated Management Compensation Agreement between Pinnacle Airlines, Inc. and Douglas W. Shockey (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 12, 2005)

10.31†	Form of Indemnity Agreement between Pinnacle Airlines Corp. and its directors and officers (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2006)

10.32	Assignment of Claim Agreement between Pinnacle Airlines, Inc. and Goldman Sachs Credit Partners, L.P., dated as of October 5, 2006.

10.40	Assumption and Claim Resolution Agreement between Pinnacle Airlines Corp. and Northwest Airlines, Inc., dated as of December 20, 2006 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 3, 2007)

10.41	Amended and Restated Airline Services Agreement by and among Pinnacle Airlines, Inc., Pinnacle Airlines Corp. and Northwest Airlines, Inc., dated December 15, 2006, effective as of January 1, 2007

10.50	Stock Purchase Agreement, dated as of January 18, 2007, by and among Colgan Air, Inc. and Pinnacle Airlines Corp. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2007)

10.99.1#	Promissory Note issued by Pinnacle Airlines, Inc. to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.2#	Guarantee of Promissory Note issued by registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.3#	Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.4#	First Amendment dated as of February 5, 2003 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.5#	Second Amendment dated as of November 28, 2003 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.6#	Third Amendment dated as of December 13, 2004 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

10.99.7#	Fourth Amendment dated as of February 8, 2005 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

10.99.8#	Guaranty dated as of January 14, 2003 issued by registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

21.1	List of Subsidiaries (Incorporated by reference to the S-1)

23.1	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Certifications of CEO and CFO

*	Filed herewith

†	Management contract or compensatory plan or arrangement

#	Cancelled agreement referenced in this Form 10-Q

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Philip H. Trenary
Philip H. Trenary
Date: May 9, 2007		President and Chief Executive Officer

	By:	/s/ Peter D. Hunt
Peter D. Hunt
Date: May 9, 2007		Vice President and Chief Financial Officer