Form 10-Q
period 2007-06-30
PINNACLE AIRLINES CORP
filed 2007-08-07
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Yes ☐     No ☑
As of August 7, 2007, 20,771,801 shares of common stock were outstanding.

Part I. Financial Information
Item 1. Financial Statements
Pinnacle Airlines Corp.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2007	2006

Operating revenues
Regional airline services	$194,756	$202,811
Other	6,238	1,703

Total operating revenues	200,994	204,514

Operating expenses
Salaries, wages and benefits	50,261	35,593
Aircraft maintenance, materials and repairs	22,775	7,996
Aircraft rentals	35,229	66,031
Aircraft fuel	9,646	27,211
Other rentals and landing fees	15,138	11,223
Ground handling services	24,294	21,765
Commissions and passenger related expense	6,320	913
Depreciation and amortization	2,318	967
Other	19,787	11,972
Provision for increases in losses associated with bankruptcy filings of Northwest and Mesaba	404	1,348

Total operating expenses	186,172	185,019

Operating income	14,822	19,495

Operating income as a percentage of operating revenues	7.4%	9.5%

Nonoperating income (expense)
Interest income	2,882	645
Interest expense	(2,907)	(1,452)
Loss on sale of unsecured claim	(4,144)	—
Miscellaneous income, net	318	23

Total nonoperating expense	(3,851)	(784)

Income before income taxes	10,971	18,711
Income tax expense	3,309	6,820

Net income	$7,662	$11,891

Basic earnings per share	$0.35	$0.54

Diluted earnings per share	$0.32	$0.54

Shares used in computing basic earnings per share	21,752	21,945

Shares used in computing diluted earnings per share	24,240	21,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Six Months Ended June 30,
	2007	2006

Operating revenues
Regional airline services	$369,255	$407,816
Other	11,289	3,787

Total operating revenues	380,544	411,603

Operating expenses
Salaries, wages and benefits	97,562	70,020
Aircraft maintenance, materials and repairs	40,323	18,258
Aircraft rentals	68,948	132,062
Aircraft fuel	16,083	53,912
Other rentals and landing fees	29,052	22,474
Ground handling services	48,716	44,124
Commissions and passenger related expense	10,815	1,768
Depreciation and amortization	4,372	1,929
Other	38,074	24,667
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(1,048)	1,365

Total operating expenses	352,897	370,579

Operating income	27,647	41,024

Operating income as a percentage of operating revenues	7.3%	10.0%

Nonoperating income (expense)
Interest income	5,947	1,149
Interest expense	(4,981)	(2,952)
Loss on sale of unsecured claim	(4,144)	—
Miscellaneous income, net	336	51

Total nonoperating expense	(2,842)	(1,752)

Income before income taxes	24,805	39,272
Income tax expense	7,778	14,085

Net income	$17,027	$25,187

Basic earnings per share	$0.78	$1.15

Diluted earnings per share	$0.70	$1.15

Shares used in computing basic earnings per share	21,869	21,945

Shares used in computing diluted earnings per share	24,489	21,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$34,457	$705
Short-term investments	208,775	72,700
Receivables	56,654	100,925
Spare parts and supplies, net	15,033	8,061
Prepaid expenses and other assets	19,671	15,003
Deferred income taxes	11,088	—

Total current assets	345,678	197,394

Property and equipment
Flight equipment	86,586	38,436
Other property and equipment	35,399	24,470

	121,985	62,906
Less accumulated depreciation	(23,929)	(21,921)

Net property and equipment	98,056	40,985
Deferred income taxes	73,574	—
Other assets, primarily aircraft deposits	89,016	31,240
Goodwill, net	27,890	18,422
Intangible assets, net	17,950	13,232

Total assets	$652,164	$301,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Current maturities of debt and capital leases	$14,428	$—
Bank line of credit	8,375	—
Accounts payable	28,991	18,201
Accrued expenses	64,239	26,190
Income taxes payable	42,592	16,658
Deferred income taxes	—	6,815
Deferred revenue	23,199	—
Senior convertible notes	121,000	121,000
Other current liabilities	20,820	5,980

Total current liabilities	323,644	194,844
Long-term debt, net of current maturities	12,067	—
Capital leases, net of current maturities	4,223	—
Deferred income taxes	—	7,112
Deferred revenue, net of current portion	220,394	—
Other liabilities	1,757	2,296
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, no shares issued	—	—
Series A preferred stock, stated value $100 per share; one share authorized and issued	—	—
Series common stock, par value $0.01 per share; 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,370,056 and 22,080,585 shares issued	224	221
Treasury stock, at cost, 1,483,900 shares	(27,222)	—
Additional paid-in capital	89,903	86,152
Retained earnings	27,174	10,648

Total stockholders’ equity	90,079	97,021

Total liabilities and stockholders’ equity	$652,164	$301,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income	$17,027	$25,187
Adjustments to reconcile net income to cash provided by operating activities:
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(1,048)	1,365
Loss on sale of unsecured claim	4,144	—
Depreciation and amortization	5,632	1,929
Deferred income tax benefit	(98,589)	(325)
Recognition of deferred revenue	(10,794)	—
Excess tax benefits on the exercise of stock options	(626)	—
Other	582	3,196
Changes in operating assets and liabilities:
Receivables	53,443	479
Increase in deferred revenue, primarily from assignment of Northwest claim	269,170	—
Spare parts and supplies	(497)	(675)
Prepaid expenses and other assets	(3,325)	(5,726)
Accounts payable and accrued expenses	23,335	1,625
Income taxes payable	26,559	(3,525)
Other liabilities	(4,103)	(2,429)

Cash provided by operating activities	280,910	21,101
Investing activities
Purchases of property and equipment	(8,223)	(1,588)
Proceeds from sale of property and equipment	610	—
Aircraft pre-delivery payments	(57,628)	—
Acquisition of Colgan Air, Inc., net of cash acquired	(8,366)	—
Purchases of short-term investments	(675,755)	(394,200)
Proceeds from sales of short-term investments	539,680	392,910

Cash used in investing activities	(209,682)	(2,878)
Financing activities
Payments on capital leases	(440)	—
Payments on debt	(12,842)	—
Payment on line of credit	—	(17,000)
Treasury shares repurchased	(27,222)	—
Proceeds from exercise of stock options	2,402	—
Excess tax benefits from exercise of stock options	626	—

Cash used in financing activities	(37,476)	(17,000)

Net increase in cash and cash equivalents	33,752	1,223
Cash and cash equivalents at beginning of period	705	31,567

Cash and cash equivalents at end of period	$34,457	$32,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
1. Description of Business and Basis of Presentation
     Pinnacle Airlines Corp. operates through its wholly owned subsidiaries, Pinnacle Airlines, Inc. (“Pinnacle”) and Colgan Air, Inc. (“Colgan”), collectively, the “Company.” The Company purchased Colgan on January 18, 2007, as discussed below in Note 2. Where noted, the “six months ended” for Colgan implies the period from the purchase date through June 30, 2007.
     Pinnacle is a regional airline that provides airline capacity to Northwest Airlines, Inc. (“Northwest’’), a wholly owned indirect subsidiary of Northwest Airlines Corporation. Pinnacle operates as a Northwest Airlink carrier at Northwest’s domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis, and the regional focus city of Indianapolis. As of June 30, 2007, Pinnacle offered regional airline services with approximately 786 daily departures to 121 cities in 39 states and five Canadian provinces.
     Colgan is a regional airline that provides service to Continental Airlines, Inc. (“Continental”), United Airlines, Inc. (“United”), and US Airways Group, Inc. (“US Airways”). Colgan operates as a Continental Connection Carrier out of Houston/George Bush Intercontinental Airport, a United Express carrier out of Washington Dulles Airport and as a US Airways Express carrier with significant operations at Pittsburgh, Boston, and New York/LaGuardia airports. As of June 30, 2007, Colgan offered approximately 393 daily departures to 55 cities in 13 states.
     As shown in the following table, the Company’s operating aircraft fleet consisted of 139 Canadair regional jets (“CRJs”) and 52 turboprop aircraft at June 30, 2007.

		Standard Seating
Aircraft Type	Number of Aircraft	Configuration
CRJ-200	139	50

Total Pinnacle aircraft	139

Saab 340	42	34
Beech 1900D	10	19

Total Colgan aircraft	52

Total aircraft	191

     These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company’s financial position, the results of its operations and its cash flows for the periods indicated. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. Certain prior year amounts were reclassified to allow for consistent presentation subsequent to the acquisition of Colgan. Specifically, the reclassification of commissions and passenger related expense for the three and six months ended June 30, 2006 was $913 and $1,768, respectively, which is reflected in the condensed consolidated statements of income as a decrease in other expense and an increase in commissions and passenger related expense.
     All amounts contained in the notes to the condensed consolidated financial statements are presented in thousands, with the exception of years, number of employees, per share amounts and number of aircraft.

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
     The public service revenue earned by the Company under its EAS contracts with the DOT is recognized based on actual flights operated to and from selected smaller cities and communities and is based on pre-determined contractual rates.
2. Acquisition of Colgan Air, Inc.
     On January 18, 2007, the Company completed the acquisition of all of the issued and outstanding stock of Colgan. Colgan is a regional airline with operations primarily in the Northeast and hub operations in Houston, Texas. The condensed consolidated statements of income reported herein contain Colgan’s operating results since the date of purchase.
     The acquisition of Colgan was accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price was assigned to the acquired assets and liabilities based on their fair market values on the purchase date.
     Pursuant to the terms of the stock purchase agreement between the Company and the selling shareholders of Colgan, the purchase price was $20,000 payable through a $10,000 cash payment and a $10,000 promissory note, bearing interest at 6.0%, secured by the stock of Colgan. The purchase price is subject to an adjustment related to the income tax treatment of Colgan’s final ordinary income to the sellers. The sellers have asserted that additional amounts of approximately $2,000 are owed. The Company disagrees with their calculation and believes that no material additional amounts are owed.
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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
2. Acquisition of Colgan Air, Inc. (continued)

Purchase Price
Allocation
Current assets	$18,547
Property and equipment	50,299
Other assets	2,326
Intangibles	5,550
Goodwill	9,468

Total assets acquired	86,190

Less: Accounts payable	(13,177)
Accrued expenses	(12,684)
Bank line of credit	(8,375)
Long-term debt and capital leases	(30,460)
Other liabilities	(10)

Purchase price, including $1,484 of transaction costs	21,484
Less: Note payable issued	(10,000)
Less: Cash acquired	(1,088)

Cash paid for acquisition	$10,396

     During 2006, the Company paid $1,000 in escrow payments and $1,030 of transaction costs. The remaining $8,366 was paid during the three months ended March 31, 2007. The difference between the purchase price and the fair value of Colgan’s assets acquired and liabilities assumed is recorded as goodwill. The Company attributes this goodwill to the opportunity to diversify its operations to include the three major airlines for which Colgan currently operates. For tax purposes, goodwill is deductible over 15 years.
     The following is a summary of the Company’s intangible assets acquired through the Colgan purchase:

		Accumulated			Estimated Annual
		Amortization At	Weighted Average	Amortization	Amortization
	Gross Carrying	June 30,	Amortization Period	Expense Through	Expense for 2007
	Amount	2007	(in years)	June 30, 2007	Through 2011
Code-share and EAS agreements	$3,900	$162	10	$162	$390
Airport landing slots	1,650	69	10	69	165
Goodwill	9,468	—	N/A	—	—

Total	$15,018	$231		$231	$555

     The Company also agreed to purchase from one of the selling shareholders two aircraft hangars located in Manassas, Virginia for a purchase price of $6,358, which approximates their fair value. The Company presently leases the hangars and related property from the selling shareholder for approximately $59 per month. The Company expects the purchase transaction to close during 2007.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
2. Acquisition of Colgan Air, Inc. (continued)
     Colgan’s existing operations are subject to seasonal fluctuations. Colgan has historically recorded losses during the first and fourth quarter each year, when demand for air travel declines, and recorded income or smaller losses during the second and third quarter each year, when air travel demand is higher. We expect this seasonality to continue to impact Colgan’s financial results in future periods.
     The following unaudited pro forma information presents the results of operations of the Company for the three and six months ended June 30, 2006 as if the acquisition of Colgan had taken place at the beginning of that period. Because the acquisition of Colgan occurred early in the six months ended June 30, 2007, pro forma information for that period is not presented.

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Operating revenues	$254,952	$504,585
Operating income	22,603	42,239
Net income	13,870	24,820
Basic and diluted earnings per share	$0.63	$1.13
3. Code-Share Agreements with Partners
     The following is a summary of the percentage of regional airline services revenue attributable to each code-share partner for the six months ended June 30, 2007.

Percentage of
Regional Airline
Code-Share Partner	Services Revenue
Northwest Airlines	78%
US Airways	12%
Continental Airlines	6%
United Airlines	4%
Delta Air Lines	—

Total	100%
     Northwest Airlines
     The Company, through its Pinnacle subsidiary, provides regional jet service to Northwest as a Northwest Airlink carrier under an amended and restated airline services agreement (the “ASA”) that became effective as of January 1, 2007 and expires in December 2017. At the end of its term in 2017, the ASA automatically extends for additional five-year periods unless Northwest provides notice to the Company two years prior to the termination date that it does not plan to extend the term.
     The ASA provides for the Company to take delivery of 17 additional CRJ-200 aircraft during 2007. The Company took delivery of 15 CRJ-200 aircraft during the three months ended March 31, 2007, increasing Pinnacle’s fleet to 139 aircraft as of March 31, 2007. Two additional CRJ-200s were scheduled to be delivered to the Company by the end of 2007. The retention of these aircraft as permanent additions to the Company’s fleet was contingent upon the Company reaching an agreement with the Air Line Pilots Association (“ALPA”), the union representing Pinnacle’s pilots, for an amended collective bargaining agreement by March 31, 2007. The Company did not reach agreement with ALPA, and, as a result, Northwest has given the Company notice that it will transition these 15 aircraft to one of its wholly owned subsidiaries beginning in October 2007 at a rate of two aircraft per month. Further, the Company will not receive the two remaining aircraft originally scheduled to be delivered in 2007. Upon completion of this transition, Pinnacle will operate a fleet of 124 CRJ-200 aircraft under the ASA (subject to further adjustment under certain circumstances as provided for in the ASA).

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
3. Code-Share Agreements with Partners (continued)
     Under the ASA, the Company receives the following payments from Northwest:
     Reimbursement payments: The Company receives monthly reimbursements for all expenses relating to: basic aircraft and engine rentals; aviation liability, war risk and hull insurance; third-party deicing services; CRJ-200 third-party engine and airframe maintenance; hub and maintenance facility rentals; passenger security costs; ground handling in cities where Northwest has ground handling operations; Detroit landing fees and property taxes.
     The Company has no financial risk associated with cost fluctuations for these items because the Company is reimbursed by Northwest for the actual expenses incurred. The ASA provides that Northwest will provide jet fuel to Pinnacle at no charge beginning January 1, 2007, although Pinnacle is still required to meet certain fuel usage targets. The Company purchased fuel from Northwest in previous periods and fuel expense was reimbursed by Northwest. The Company subleases its CRJ-200 aircraft from Northwest and Northwest reimburses CRJ-200 aircraft rental expense in full. Also effective January 1, 2007, Pinnacle’s aircraft lease rates were reduced to rates that approximated market conditions at that time.
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
     Margin payments: The Company receives a monthly margin payment based on the revenues described above calculated to achieve a target operating margin. The target operating margin for the year ended December 31, 2006 was 10%. Under the ASA, effective January 1, 2007, Pinnacle’s Northwest Airlink target operating margin was reduced to 8%. The portion of any margin payments attributable to the reimbursement payments will always be equal to the targeted operating margin for the relevant period. However, since the payments based on pre-set rates are not based on the actual expenses incurred, if the Company’s actual expenses differ from these payments, its actual operating margin could differ from its target operating margin.
     Through 2007, if the Company’s actual costs that are intended to be covered by the revenues it receives based on pre-set rates deviate from the expected costs used in developing those pre-set rates causing Pinnacle’s Northwest Airlink annual operating margin to be below the 6% floor or above the 10% ceiling, a year-end adjustment in the form of a payment to or from Northwest will be made to adjust its operating margin to the floor or ceiling. Specified amounts are excluded when determining whether the annual operating margin is below the floor or above the ceiling, such as the deferred ASA revenue described in Note 4. Beginning in 2008, Northwest will not guarantee Pinnacle’s minimum operating margin, although Pinnacle will be subject to a margin ceiling above the revised target operating margin. If the actual operating margin associated with Northwest Airlink operations for any year beginning with 2008 exceeds the 8% target operating margin but is less than 13%, the Company will make a year-end adjustment payment to Northwest in an amount equal to half of the excess above 8%. If the actual operating margin associated with Northwest Airlink operations for any year beginning with 2008 exceeds 13%, the Company will pay Northwest all of the excess above 13% and half of the excess between 8% and 13%.
     The ASA contains a provision requiring the Company to allocate its overhead costs after its Pinnacle subsidiary adds 24 regional aircraft with other partners, thereby providing for a rate reduction to Northwest. While the Company does not expect any of its current growth plans to trigger this provision, it may enter into additional agreements in the future that will cause it to negotiate an additional rate reduction with Northwest.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
3. Code-Share Agreements with Partners (continued)
     The Company has the obligation to purchase from Northwest certain manufacturer credits that are used by the Company to acquire flight equipment, spare parts and supplies and maintenance services. Under the ASA, the Company could decline to purchase credits that it does not plan to utilize within 180 days. During the six months ended June 30, 2007, the Company obtained manufacturer credits from Northwest in the amount of $6,448. Available manufacturer credits of $3,347 are included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheet as of June 30, 2007.
     US Airways
     As of June 30, 2007, the Company, through its Colgan subsidiary, operated 20 Saab 340 aircraft and 10 Beech 1900D aircraft under a code-share agreement with US Airways (the “US Airways Agreement”). Colgan entered into the US Airways Agreement in 1999 to provide passenger service and cargo service under the name “US Airways Express.” The US Airways Agreement provides the Company with the use of the US Airways flight designator code to identify flights and fares in computer reservations systems, permits use of logos, service marks, aircraft paint schemes, and uniforms similar to US Airways and coordinated scheduling and joint advertising. The US Airways Agreement is structured as a pro-rate agreement for which the Company receives all of the fares associated with its local passengers and an allocated portion of connecting passengers’ fares. The Company pays all of the costs of operating the flights, including sales and distribution costs. The Company controls all scheduling, inventory and pricing for each local market it serves. The current US Airways Agreement became effective on October 1, 2005 under terms similar to the 1999 agreement and has a three-year term.
     The US Airways Agreement provides US Airways first right of initial refusal should the Company receive an offer to purchase or lease slots at Ronald Reagan National Airport in Washington, D.C. or LaGuardia International Airport in New York, New York or an offer to purchase any portion of an equity interest in Colgan, except for stock sale or transfer between former Colgan shareholders and their families. US Airways waived its right of first refusal to purchase Colgan prior to the Company’s acquisition of Colgan.
     Continental Airlines
     As of June 30, 2007, the Company, through its Colgan subsidiary, operated 11 Saab 340 aircraft based in Houston, Texas under a code-share agreement with Continental Airlines (the “Continental Agreement”). Colgan entered into the Continental Agreement in January 2005 for a term of five years. The Continental Agreement is structured as a pro-rate agreement for which the Company receives all of the fares associated with local passengers and an allocated portion of the connecting passengers’ fares. The Company pays all of the costs of operating the flights, including sales and distribution costs. However, the Company also receives a connect incentive payment from Continental for passengers connecting from Colgan operated flights to any flights operated by Continental or its other code-share partners at Houston/George Bush Intercontinental Airport. The connect incentive is modified every six months to adjust for prospective modifications in fuel price and certain station expenses.
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
     United Airlines
     In October 2003, Colgan entered into a code-share agreement with United Airlines to include the United Airlines flight designator code and the US Airways flight designator code on all United flights operated by Colgan. In October 2005, Colgan entered into a separate code-share agreement with United Airlines to provide services as a United Express carrier (the “United Agreement”). As of June 30, 2007, the Company operated six Saab 340 aircraft under the name “United Express.” The United Agreement expires on December 31, 2008 and is structured as a pro-rate agreement for which the Company receives all of the fares associated with local passengers and an allocated portion of the connecting passengers’ fares. The Company pays all of the costs of operating the flights, including sales and distribution costs. The Company controls all scheduling, inventory and pricing for each local market it serves.
     Delta Air Lines
     On April 27, 2007, the Company entered into an agreement with Delta Air Lines (“Delta”) to operate 16 CRJ-900 aircraft as a Delta Connection Carrier (the “Delta Connection Agreement”, or “DCA”). The aircraft will be delivered between November 2007 and February 2009, with scheduled service expected to begin in December 2007. The term of the DCA is ten years. Pursuant to the DCA, Delta will assign 16 delivery positions to the Company under Delta’s purchase agreement with the aircraft manufacturer. Delta also has the option to add an additional seven CRJ-900 aircraft under the DCA. The Company expects that its Pinnacle subsidiary will operate the CRJ-900 aircraft under the DCA.
     The DCA provides for Delta to pay pre-set rates to the Company based on the capacity provided to Delta. The Company will be responsible for the costs of flight crews, maintenance, dispatch, aircraft ownership and general and administrative costs. In addition, Delta will reimburse the Company for certain pass-through costs, including landing fees, most station-related costs and aircraft hull and general liability insurance. In most instances, Delta will provide fuel and ground handling services free of charge. The Company will earn incentive payments (calculated as a percentage of the payments received from Delta) if it meets certain performance targets. The DCA also provides for reimbursements to Delta annually to the extent that the Company’s actual pre-tax margin on its Delta Connection operations exceeds certain thresholds.
     Other
     The Company’s Colgan subsidiary has five Saab 340 aircraft that are not painted for any code-share partner. These aircraft are operated as spare aircraft and used on an as needed basis, with two being reserved for US Airways flights, two reserved for Continental flights, and one reserved for United flights.
     In addition to the code-share agreements described above, the Company operates under eight separate contracts with the DOT to provide subsidized air service to 15 communities as part of the EAS program. The DOT, under the EAS contracts, provides subsidy revenue to the carrier to cover any revenue shortfall from passenger revenues and ensures a set profit based on estimated costs. Revenue related to the EAS program is included in other revenue in the Company’s condensed consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
4. Northwest Bankruptcy Filing
     On September 14, 2005, Northwest filed for protection under Chapter 11 of the United States Bankruptcy Code. Throughout 2006, the Company continued to operate under its 2002 ASA while Northwest continued with its bankruptcy proceedings. On December 15, 2006, the Company and Northwest agreed to the terms of an amended ASA that became effective as of January 1, 2007, and entered into an Assumption and Claims Resolution Agreement (the “Assumption Agreement”). In addition, the Company entered into a Stock Purchase Agreement pursuant to which it will purchase its Series A Preferred Share currently held by Northwest on January 2, 2008 for a purchase price of $20,000. The Series A Preferred Share has a stated value and liquidation preference of $100 per share and gives Northwest the right to appoint two directors to the Company’s board of directors, as well as certain other rights. No dividends are payable to the shareholder of the Series A Preferred stock.
     Under the Assumption Agreement, Northwest and the Company agreed that the Company would receive an allowed unsecured claim of $377,500 against Northwest in its bankruptcy proceedings as settlement of all amounts that Northwest may owe to the Company for pre-petition claims and the economic adjustments provided for in the ASA. The claim would have been reduced by up to $42,500 if the Company had reached an agreement with ALPA for an amended collective bargaining agreement by March 31, 2007 and Northwest had committed to maintain 17 additional CRJ-200 aircraft in the Company’s fleet for up to ten years. On January 3, 2007, the Company agreed to assign an aggregate of $335,000 of its $377,500 stipulated unsecured claim to several third parties for aggregate proceeds of approximately $282,900, net of expenses. At March 31, 2007, the Company estimated the fair value of its remaining $42,500 claim to be approximately $31,900, for a total expected value for the entire stipulated unsecured claim of approximately $314,800.
     The unsecured claim of $377,500 was intended to compensate the Company for foregone future earnings under the 2002 ASA, and amounts owed at the time of Northwest’s bankruptcy. As such, the Company has deferred the fair value of its stipulated unsecured claim in excess of the pre-petition receivables over the 11-year term of the ASA. The Company applied approximately $42,900 of the total claim value of its pre-petition receivables from Northwest, and deferred the remaining $271,900 over the remaining 11-year term of the ASA.
     Additionally, as the Company’s Series A Preferred share was only determined to have a nominal fair value, the Company has determined its agreement to pay $20,000 to purchase this share should be treated as a repayment in respect of entering into the amended ASA . Consequently, the Company reduced the deferred ASA revenue by the present value of this obligation. During the three and six months ended June 30, 2007, the Company recognized $5,566 and $10,794 of deferred ASA revenue, respectively, as regional airline services revenue. The Company expects to recognize additional revenue of $11,536 during the remainder of 2007 and approximately $23,000 per year in 2008 through 2017. The balance of unrecognized deferred revenue is $242,248 as of June 30, 2007.
     On June 29, 2007, the Company sold the final $42,500 of its unsecured claim against Northwest to Goldman Sachs Credit Partners L.P. (“Goldman Sachs”) for a net purchase price of $27,731. Under the agreement, Goldman Sachs received the 941 shares of new Northwest common stock that the Company had previously received in respect of the assigned portion of the stipulated claim, and will receive all future distributions made in respect of the assigned portion of the stipulated claim pursuant to Northwest’s plan of reorganization. During the three months ended June 30, 2007, the Company recognized a non-operating loss on the sale of this claim of $4,144, which represents the difference between the $31,875 fair value of the claim as of March 31, 2007 and the sale proceeds of $27,731.

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
     In 2005 and 2006, the Company recorded losses of approximately $15,250, (or approximately $8,840 net of recoveries from the assignment of the claim, as discussed below), following Mesaba’s rejection of the sublease agreements on the Saab aircraft. These provisions for sublease losses considered estimates of market rental rates, costs necessary to restore the aircraft to a condition suitable for sublease and recoveries expected through the Mesaba bankruptcy.
     On October 4, 2006, the Company entered into an assignment of claim agreement (the “Goldman Agreement”) with Goldman Sachs. In the Goldman Agreement, the Company assigned to Goldman Sachs all of its rights with respect to its deficiency claim against Mesaba as set forth in the proof of claim filed in bankruptcy court. Goldman Sachs agreed to pay the Company 42% of the final allowed claim, which ultimately will be determined by a final order in Mesaba’s bankruptcy proceedings. On October 5, 2006, Goldman Sachs advanced to the Company $5,234, which is equal to 80% of the purchase price based on the claim amount set forth in the Company’s original proof of claim. The Goldman Agreement contains a provision for an additional payment from (or payment to) Goldman Sachs once the final allowed amount of the claim is determined. Should the Company’s ultimate claim against Mesaba be less than the estimate contained in the Goldman Agreement, it will be required to pay Goldman Sachs the difference plus interest.
     On February 7, 2007, Mesaba filed an objection to the Company’s proof of claim, alleging that, among other things, the Company failed to mitigate its damages by subleasing the aircraft to a third party or returning the aircraft to the Company’s lessor, and that the Company may have received a portion of its damages through its claim settlement with Northwest. The Company subsequently filed an amended proof of claim in the Mesaba bankruptcy proceedings, increasing its damages for actual realized return condition costs and for stipulated damages as provided for in each aircraft sublease. The Company, Goldman Sachs and Mesaba have had informal settlement discussions, but have not reached a settlement. A hearing to consider the merits of one of the disputed items has been set for September 2007. The final disposition of the claim amount will be determined through the bankruptcy court, and the Company does not expect the matter to be resolved until early 2008.
     The Company believes that its claim against Mesaba has been properly asserted and does not expect the resolution of this matter to result in a material adjustment to the Company’s financial statements.
     During the three months ended June 30, 2007, the Company incurred expenses higher than previous estimates to refurbish the six Saab aircraft that were recently returned to their lessor. This change in estimate reduced the Company’s operating income, net income and diluted EPS by $404, $258 and $0.01 for the three months ended June 30, 2007.
     After acquiring Colgan, the Company determined that it would place the two Saab aircraft that have leases extending through 2009 into service at Colgan. Because the Company will continue to operate these aircraft, the provision for future sublease losses on these two aircraft was reduced to $0 during the first quarter of 2007. This adjustment, combined with the above described changes in the second quarter, increased the Company’s operating income, net income and diluted EPS by $1,048, $666 and $0.03, respectively, for the six months ended June 30, 2007.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
5. Mesaba Bankruptcy Filing (continued)
     Additionally, the Company incurred maintenance expense of $215 and $1,165, respectively, for the three and six months ended June 30, 2007 related to the refurbishment of the two aircraft that will now be operated by Colgan. The Company also incurred aircraft rental expense prior to placing these two aircraft into service at Colgan of $302 and $586, respectively, for the three and six months ended June 30, 2007.
     The Company’s accrued future sublease losses, net of expected recoveries, as of June 30, 2007 and December 31, 2006 are included in other current liabilities in the amount of $340 and $6,282, respectively, and other liabilities in the amounts of $0 and $657, respectively, on the Company’s condensed consolidated balance sheets.
6. Related Party Transactions
     Northwest
     As discussed in Note 3, Northwest is a related party of the Company. The Company generated 74% and 78%, respectively, of its consolidated revenue from Pinnacle’s ASA with Northwest for the three and six months ended June 30, 2007. Under the ASA, Pinnacle uses the name “Northwest Airlink” on all of its flights and leases all of its CRJ-200s from Northwest. Northwest is the owner of 2,492 shares of the Company’s common stock and holds the one share outstanding of the Company’s Series A Preferred stock.
     Amounts recorded in the Company’s condensed consolidated statements of income for transactions with Northwest for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Regional airline services revenue	$146,662	$202,811	$287,756	$407,816
Other revenue	1,815	1,150	3,685	2,490
Expenses:
Aircraft fuel	—	27,111	—	53,650
Aircraft rentals	36,623	66,031	64,191	132,062
Other rentals and landing fees	2,813	2,813	5,626	5,626
Ground handling services	14,821	15,925	29,277	31,669
Commissions and passenger related expenses	71	112	114	190
Other	349	571	716	982
Provision for losses associated with bankruptcy filings of Northwest and Mesaba	—	14	33	(1,552)
     Net amounts due from Northwest as of June 30, 2007 and December 31, 2006 were $41,872 and $100,062, respectively, and are included in receivables in the Company’s condensed consolidated balance sheets.
     The higher than normal receivable balances at both December 31, 2006 and June 30, 2007 resulted from the receipt of the normal month-end payments from Northwest totaling $31,927 on January 2, 2007, and $22,133 on July 2, 2007, due to the fact that the contractual payment dates of both months fell on a weekend. The balance at December 31, 2006 also included pre-petition receivables, net of allowances, of $42,849, which were settled upon the assignment of the Northwest claim in January 2007.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
6. Related Party Transactions (continued)
     Certain trade amounts, primarily relating to landing fees, ground handling and facilities rentals, due to Northwest as of June 30, 2007 and December 31, 2006 were $4,391, and $3,170, respectively, and are included in accounts payable in the Company’s condensed consolidated balance sheets.
     The Company also has certain business transactions with Mesaba, which as of April 24, 2007 became a wholly owned subsidiary of Northwest. Ground handling services obtained from Mesaba for the three and six months ended June 30, 2007 were $4,397 and $9,007, respectively, and $4,298 and $8,815 for the respective periods of the prior year. Ground handling and deicing services provided to Mesaba for the three and six months ended June 30, 2007 totaled $331 and $756, respectively, and $441 and $1,027 for the respective periods of the prior year. These amounts are included in other operating revenue in the Company’s condensed consolidated statements of income.
     Other
     The Company obtains certain avionics services from a business owned by one of Colgan’s selling shareholders. For the three and six months ended June 30, 2007, this related business provided avionics services to the Company in the amount of $301 and $682, respectively, and the balance owed by the Company for these services at June 30, 2007 was $73.
     The Company has entered into arrangements with certain selling shareholders of Colgan for leases of real property, primarily office and hangar space. The amounts paid to these selling shareholders under these leases totaled $324 and $507, respectively, for the three and six months ended June 30, 2007. As discussed in Note 2, the Company has agreed to purchase a portion of this property during 2007 for a purchase price of $6,358.
     In February 2006, Colgan entered into a sale-leaseback transaction with a related party of Colgan for two of its Saab 340 aircraft. The monthly payments on each of the leases are $29 and expire in February 2013.
7. Debt
     The following table summarizes the Company’s debt as of June 30, 2007:

Short-term notes payable	$7,628
Line of credit	8,375
Senior convertible notes	121,000

Total short-term debt	$137,003

Long-term notes payable:
Secured	$16,252
Unsecured	1,527

Total long-term debt	17,779
Less current maturities	(5,712)

Long-term debt, net of current maturities	$12,067

     Notes Payable
     Short-term notes payable consists primarily of the current balance of $7,500 of the $10,000 one-year promissory note issued by the Company in connection with its acquisition of Colgan, as discussed in Note 2. Long-term notes payable consists of secured and unsecured debt and includes current maturities of $5,712. The secured debt is collateralized by aircraft or aircraft parts, with interest rates ranging from 7.9% to 9.0% and maturities through 2012. The unsecured debt has interest rates ranging from 3.2% to 10% with maturities through 2010.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
7. Debt (continued)
     On April 25, 2007, the Company repaid in full outstanding notes with a third party secured by nine of the Company’s Saab 340 aircraft, which had a balance of $7,251 as of March 31, 2007. The notes were payable in various installments through 2009 and had interest rates of 12.5% to 13.0%.
     Line of Credit
     The Company maintains a revolving line of credit with an institutional lender for a principal amount not to exceed $8,500 or 75% of the net unpaid balance of eligible accounts receivable. This instrument has an interest rate of Prime plus 0.25%. In June 2007, the Company extended the termination date of the loan to April 15, 2008. Amounts outstanding under the line of credit were $8,375 at June 30, 2007.
     Senior Convertible Notes
     In February 2005, the Company completed the private placement of $121,000 principal amount of 3.25% senior convertible notes due February 15, 2025 (the “Notes”). The Notes are convertible into a combination of cash and common stock at a conversion price of $13.22. The Notes become convertible in any quarter subsequent to a quarter in which the closing price of the Company’s common stock exceeds the trigger price of $15.86, which is calculated as 120% of the conversion price for 20 of the last 30 trading days.
     The conditions described above were met during the first and second quarters of 2007, thereby causing the Notes to become convertible at the option of each Note holder during the second and third quarters of 2007. Consequently, because holders of the Notes have the right to convert the Notes during these quarters, and because the Notes’ conversion terms require that the Company pay in cash the $121,000 par value, this amount is classified as a current liability on the Company’s condensed consolidated balance sheet at June 30, 2007. The excess of the Company’s average common stock price for the period over the conversion price of $13.22 increases the weighted average number of shares outstanding for diluted earnings per share. See Note 9 for additional information regarding the dilutive effect of the Notes’ conversion rights. No Notes had been tendered for conversion as of August 6, 2007.
     Proposed Accounting Standard. On July 25, 2007, the FASB agreed to issue for comment a proposed FASB Staff Position (“FSP”) addressing convertible instruments that may be settled in cash upon conversion (including partial cash settlement). This proposed guidance, if issued in final form, will dramatically impact the accounting for these instruments. The proposed FSP would require companies to separately account for the liability and equity components of the instrument in a manner that reflects the company’s economic cost. The proposed FSP would require bifurcation of a component of the debt to result in classification of that component in equity and the “economic interest cost” being reflected in the statement of income. The Company is evaluating the proposed standard and its potential impact on the Notes and the Company’s financial statements. If passed, this FSP would become effective for fiscal years beginning after December 15, 2007, would not permit early application, and would be applied retrospectively to all periods presented.
8. Leases
     Capital Leases
     The Company leases certain aircraft equipment, buildings and office equipment under noncancelable leases that expire in various years through 2025. Certain of these agreements are treated as capital leases and expire on various dates through 2013. Under these capital leases, an obligation is shown on the Company’s condensed consolidated balance sheets for the present value of the future minimum payments. At June 30, 2007, the weighted average interest rate implied in these leases was approximately 9.25%, and the net book value of the assets associated with the capital leases was $5,683.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
8. Leases (continued)
     The following table summarizes approximate minimum future rental payments for the Company, by year and in the aggregate, together with the present value of net minimum lease payments as of June 30, 2007:

Capital
Leases
Remainder of 2007	$766
2008	1,510
2009	1,305
2010	1,309
2011	776
Thereafter	877

Total future rental payments	6,543
Amount representing interest	(1,232)

Present value of future lease payment	5,311
Less: current maturities	(1,088)

Capital leases, net of current maturities	$4,223

     Operating Leases
     As discussed in Note 3, the Company subleases its CRJ-200 aircraft and related engines from Northwest under operating leases that expire December 31, 2017. The lease agreements contain certain requirements of the Company regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon its return to Northwest. Pursuant to the ASA, Northwest reimburses Pinnacle’s aircraft rental expense in full.
     As discussed in Note 5, 11 Saab 340 aircraft were previously subleased to Mesaba. In January 2006, Mesaba rejected the subleases of the aircraft and returned them to Pinnacle. Two of the 11 aircraft leases expired in the fourth quarter of 2006 and seven of the aircraft leases expired in the first quarter of 2007. The Company’s Colgan subsidiary will operate the two remaining aircraft until the expiration of their related subleases in January 2009.
     The Company currently leases nine Beech 1900D aircraft. The aircraft are subject to 60-month leases ending in 2007 and 2010, but allow Colgan the option to terminate the leases annually on their anniversary dates. The Company also leases 17 of its 42 Saab 340 aircraft. Ten of the lease agreements allow Colgan to terminate the agreements from 2007 through 2011. These aircraft lease agreements generally provide that the Company pay taxes, maintenance, insurance and other operating expenses applicable to leased assets. The leases require aircraft to be in a specified maintenance condition at lease termination or upon return of the aircraft.
     The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under noncancelable operating leases with initial or remaining lease terms in excess of one year as of June 30, 2007:

	Operating Leases
	Aircraft	Non-aircraft	Total
Remainder of 2007	$97,890	$9,926	$107,816
2008	120,038	17,155	137,193
2009	115,293	16,503	131,796
2010	113,323	16,162	129,485
2011	113,088	15,850	128,938
Thereafter	678,528	34,765	713,293

Total future rental payments	$1,238,160	$110,361	$1,348,521

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
     As discussed in Note 7, holders of the Notes will continue to have the right to exercise the conversion option in the third quarter of 2007. As a result, the Company has considered the possible dilution related to the Notes in its calculation of diluted EPS for the three and six months ended June 30, 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$7,662	$11,891	$17,027	$25,187

Basic earnings per share	$0.35	$0.54	$0.78	$1.15

Diluted earnings per share	$0.32	$0.54	$0.70	$1.15

Share computation:
Weighted average number of shares outstanding for basic EPS (1)	21,752	21,945	21,869	21,945
Senior convertible notes (2)	2,334	—	2,368	—
Share-based compensation	154	39	252	34

Weighted average number of shares outstanding for diluted EPS (3)	24,240	21,984	24,489	21,979

(1)	On May 14, 2007, the board of directors of the Company authorized a share repurchase program, whereby the Company may repurchase up to an aggregate of $30,000 of its outstanding shares. During the three months ended June 30, 2007, the Company repurchased 1,484 shares of its own common stock, of which the weighted average number of shares repurchased during the current period are excluded from basic EPS. The Company accounted for the repurchase of this treasury stock using the cost method.

(2)	Dilution is calculated as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

Increase in fully	$121,000 — $121,000	$121,000 — $121,000
diluted share count=	$13.22(a) $17.444(b)	$13.22(a) $17.832(c)

(a)$13.22 = Conversion price of the Notes

(b)$17.744 = Average stock price for the three months ended June 30, 2007

(c)$17.832 = Average stock price for the six months ended June 30, 2007

(3)	Options to purchase 203 and 935, respectively, shares of common stock were excluded from the diluted EPS calculation at June 30, 2007 and 2006, because their effect would be anti-dilutive.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
10. Share-Based Compensation
     In January 2007, the Company granted 203 stock options with an exercise price of $16.76 per share to members of its board of directors, its officers and certain other employees. These grants will vest ratably over three years. The grant date fair value of these options, estimated using the Black-Scholes-Merton multiple-option pricing valuation model, was $8.57 per share. This fair value was estimated at the date of grant with the following assumptions for 2007: risk-free interest rate of 4.6%, dividend yield of 0.0%, expected volatility of the Company’s common stock of 53.5% and expected life of the options of 5.0 years. Total expense to be recognized over the vesting period, net of expected forfeitures of 10%, is $1,566.
     In January 2007, the Company awarded 76 shares of restricted stock to certain officers and members of the board of directors. Using the straight-line method, the fair value of $1,279 is being expensed ratably over the three-year vesting period. The grant date fair value of these shares was $16.76 per share, which was the closing stock price on the date of grant.
     During the three and six months ended June 30, 2007, the Company recognized $368 and $726 of share-based compensation expense, and $77 and $149 for the same respective periods of the prior year.
     The following table provides certain information with respect to the Company’s stock options:

	Stock Options
		Weighted Average		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Fair Value	Remaining Life	Value

Outstanding at January 1, 2007	934	$11.57	$6,530

Granted	203	$16.76	$1,740

Exercised	(213)	$11.45	$1,473

Forfeited	—	—	—

Outstanding at June 30, 2007	924	$12.74	$6,797	7.6 years	$5,559

Options exercisable at June 30, 2007	527	$13.50	$4,500	6.5 years	$2,764

     The following table provides certain information with respect to the Company’s restricted stock:

	Restricted Stock
		Fair
	Shares	Value

Outstanding at January 1, 2007	135	$875
Granted	76	$1,279
Vested	(45)	$292
Forfeited	—	—

Outstanding at June 30, 2007	166	$1,695

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
11. Income Taxes
     The following summarizes the significant components of the Company’s income tax expense for the periods indicated:

	Three Months Ended June 30,
	2007		2006
	$	%	$	%
Income tax expense at statutory rate	$3,840	35.0%	$6,549	35.0%
State income taxes, net of federal taxes	134	1.2%	436	2.3%
Tax-exempt income	(931)	(8.5)%	(194)	(1.0)%
Valuation allowance	—	—	(7)	—
Other	266	2.5%	36	0.2%

Income tax expense	$3,309	30.2%	$6,820	36.5%

	Six Months Ended June 30,
	2007		2006
	$	%	$	%
Income tax expense at statutory rate	$8,682	35.0%	$13,745	35.0%
State income taxes, net of federal taxes	348	1.4%	800	2.0%
Tax-exempt income	(1,760)	(7.0)%	(344)	(0.9)%
Valuation allowance	—	—	(201)	(0.5)%
Other	508	2.0%	85	0.2%

Income tax expense	$7,778	31.4%	$14,085	35.8%

     As discussed in Note 4, the Company assigned its Northwest bankruptcy claim during the first quarter of 2007. A majority of the proceeds received were invested in short-term investments earning tax-exempt interest income. As a result, the Company’s taxable income excluded these earnings, thereby lowering the Company’s effective tax rate for the three and six months ended June 30, 2007.
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which became effective for the Company beginning January 1, 2007. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $500 increase in its liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At the adoption date of January 1, 2007, the Company had $16,692 of unrecognized tax benefits, of which $16,346 would affect the Company’s effective tax rate if recognized. As of June 30, 2007, the Company had $16,771 of unrecognized tax benefits.
     The Company provides for interest and penalties accrued related to unrecognized tax benefits in non-operating expenses. During the three and six months ended June 30, 2007, the Company recorded interest and penalties of $353 and $683, respectively. As of June 30, 2007, the Company had $1,746 of accrued interest and penalties, $220 of which was included in the FIN 48 adjustment to the opening balance of retained earnings.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
11. Income Taxes (continued)
     The Company is currently under audit by the Internal Revenue Service (“IRS”) for the tax years 2003, 2004 and 2005. In May 2007, the IRS proposed certain adjustments to the Company’s positions related to various exam matters. Should the IRS prevail on these adjustments, the impact on the Company could be significant. The Company believes the potential tax exposure related to the items the IRS has focused on during its examinations would not exceed $35,000. The Company has reserved for $16,771 of this exposure. The Company believes that it has provided sufficiently for all audit exposures; however, future earnings, cash flow and liquidity could be materially impacted should it receive adverse rulings on the items under review. Settlement of this audit or the expiration of the statute of limitations on the assessment of income taxes for any tax year may also result in a change in future tax provisions.
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
     At June 30, 2007, the Company had $208,775 invested in auction rate securities (“ARS”), which was comprised of $47,900 in auction rate preferred stock and $160,875 in auction rate certificates. The auction rate certificates are issued by U.S. states and political subdivisions of the states and typically have contractual maturities of more then ten years. Although ARS typically have long-term or no stated maturities, these investments have characteristics similar to short-term investments because the securities are periodically repriced at predetermined intervals, generally every 7-35 days, through an auction process.
     The Company classifies investments in ARS as short-term investments on the Company’s condensed consolidated balance sheets. All income generated from these securities was from earned interest and dividends and there were no unrealized or realized gains or losses for the three and six months ended June 30, 2007 and 2006.
13. Commitments and Contingencies
     Employees. The Company operates under several collective bargaining agreements with a portion of Pinnacle’s employees. Colgan employees are currently not represented by unions. The following table reflects the Company’s collective bargaining agreements and their respective amendable dates:

	Number of
	Employees		Contract
	Represented by		Amendable
Employee Group	Union	Representing Union	Date
Pilots	1,131	Air Line Pilots Association	April 30, 2005

Flight Attendants	641	United Steel Workers of America	February 1, 2011

Ground Operations	1,410	United Steel Workers of America	March 19, 2010

Flight Dispatchers	38	Transport Workers Union of America	Initial contract currently being negotiated

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)
13. Commitments and Contingencies (continued)
     The collective bargaining agreement between Pinnacle and ALPA became amendable on April 30, 2005. Pinnacle has been actively negotiating with ALPA since that time. In August 2006, Pinnacle filed for mediation with the National Mediation Board. Since that time, Pinnacle and ALPA have met with and without the mediator assigned to its case, but the parties have not reached resolution on an amended collective bargaining agreement. Negotiations resumed on July 24, 2007 under the supervision of the National Mediation Board.
     On March 1, 2007, Pinnacle’s flight attendants ratified an amended collective bargaining agreement with a new amendable date of February 1, 2011. The previous collective bargaining agreement became amendable on July 31, 2006.
     In August 2005, Pinnacle’s flight dispatchers elected representation by the Transport Workers Union of America AFL-CIO, Air Transport Division (“TWU”). In early 2007, a tentative agreement was negotiated for a collective bargaining agreement between Pinnacle and TWU, but the agreement was subsequently not ratified by Pinnacle’s dispatchers. The Company expects to continue discussions with the TWU shortly.
     Purchase Commitments. The Company has contractual obligations and commitments primarily related to future purchases of aircraft, payment of debt and lease arrangements. The Company’s firm orders and options to purchase aircraft as of August 6, 2007 are as follows:

	Firm
	Noncancelable	Firm Cancelable	Options	Total
Q400
2007	2	—	—	2
2008	13	—	—	13
2009	—	8	8	16
2010	—	2	12	14

Total Q400	15	10	20	45

CRJ-900
2007	2	—	—	2
2008	13	—	—	13
2009	1	—	—	1

Total CRJ-900	16	—	—	16

Total	31	10	20	61

     Firm cancellable aircraft are aircraft that are on firm order, but for which the Company has the right of cancellation without penalty prior to February 2008. Based on the above delivery schedule, the aggregate purchase price for the 31 firm noncancelable aircraft commitments is approximately $663,000, and is due as follows: $97,000 for the remainder of 2007, $493,000 for 2008, and $22,000 for 2009. Amounts paid during the three and six months ended June 30, 2007 were $30,000 and $51,000, respectively. For further information on CRJ-900 aircraft, see Note 3.
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
     Other Contingencies. On May 16, 2007, an employee of the Company’s Pinnacle subsidiary was involved in a fatal accident at the Dayton International Airport in Dayton, Ohio. At this time, the Company cannot predict what, if any, claims will be brought against it regarding this incident. However, the Company believes that the ultimate outcome of this incident will not have a material impact on the Company’s financial statements.

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
Overview
     During the second quarter of 2007, we have continued to make progress in what we have identified as a significant year of transition for the Company. In addition to increasing our competitiveness in the regional airline industry from our amended airline services agreement (the “ASA”) with Northwest, entering new code share agreements with Continental Airlines and Delta Air Lines and the diversification of our fleet to include larger aircraft, we have continued to increase shareholder value through our recently announced share repurchase program.
     Share Repurchase Program
     On May 14, 2007, our Board of Directors approved a share repurchase program, whereby we were authorized to repurchase up to an aggregate of $30 million of our outstanding common stock. Through July 3, 2007, we utilized the entire amount of the authorized funds, repurchasing over 1.6 million shares of our common stock at an average price per share of $18.37.
     Sale of our Final $42.5 Million Stipulated Unsecured Claim against Northwest Airlines
     As discussed in greater detail in Note 4 of our condensed consolidated financial statements, on June 29, 2007, we sold the final $42.5 million of our unsecured claim against Northwest to Goldman Sachs Credit Partners L.P. (“Goldman Sachs”) for a net sales price of approximately $27.7 million, resulting in a $4.1 million non-operating loss for the second quarter. The loss represents the difference between the $31.9 million market value of the claim as of March 31, 2007 and the sale proceeds.
     Second Quarter Operations
     During the second quarter of 2007, our Pinnacle subsidiary achieved increases in passenger count, available seat miles (“ASMs”), revenue passenger miles (“RPMs”), cycles, and block hours compared to the same period of 2006. Passenger counts increased by 13% to 2.6 million passengers compared to 2.3 million during the corresponding period of last year. ASMs and RPMs increased during the second quarter of 2007 compared to the same quarter of 2006 by 12% and 11%, respectively, climbing to 1.5 billion and 1.2 billion, respectively. Cycles and block hours increased during the current period by 7% and 6%, respectively, increasing to 67,265 and 109,810, respectively, compared to the same period of 2006. The increases in activity were primarily related to the addition of 15 CRJ-200 aircraft to Pinnacle’s fleet during the first quarter of 2007, which were converted during the second quarter from 44-seat configurations to 50-seat configurations.
Outlook
     We plan to grow the business of both our Pinnacle and Colgan subsidiaries by entering into new contracts with major airline partners and by investing in new regional aircraft to support these contracts. We recently have experienced this type of growth with our new regional airline services contracts with both Continental and Delta through a ten-year capacity purchase agreement with each carrier. Under these new contracts, our two operating subsidiaries will add 31 new regional aircraft between November 2007 and

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
February 2009. We believe that the investments we are making at Pinnacle and at Colgan will result in long-term, profitable growth for our stakeholders. However, such investments will require significant resources throughout 2007 and 2008, and will likely negatively impact our 2007 financial results.
     We expect to incur costs of approximately $8 million during the second half of 2007 and early 2008 in preparation for the startup of the CRJ-900 and Q400 operations at Pinnacle and Colgan. In addition, we will make investments in inventory to support our new aircraft of approximately $15 million.
     As part of our purchase of Q400 aircraft from Bombardier, Inc., we negotiated options and cancelable orders to acquire up to 30 additional Q400 aircraft. Our CPA with Continental can be expanded at Continental’s option with the operation of up to 15 additional Q400 aircraft. In addition, our contract with Delta contains a provision that could increase our CRJ-900 operations as a Delta Connection carrier by an additional seven aircraft at Delta’s option. We plan to pursue these potential opportunities with Continental and Delta, as well as other Q400 and regional jet opportunities with other major airlines.
     Colgan’s unit revenue has declined year over year by 3%, primarily due to new competition in certain of Colgan’s markets, and due to a decrease in the average prorated fare it receives from US Airways for a connecting passenger. As a result of this trend, we expect Colgan to incur a small loss for the year. We are planning certain initiatives to reduce Colgan’s operating costs and streamline its operations. Once implemented, we expect these enhancements will improve the profitability of Colgan’s existing operations in 2008 and beyond.
     Colgan’s existing operations are also subject to seasonal fluctuations. Colgan has historically incurred losses during the first and fourth quarter each year, when demand for air travel declines, and incurred income or smaller losses during the second and third quarter each year, when air travel demand is higher. We expect this seasonality to continue to impact Colgan’s financial results in future periods.
     Our Pinnacle subsidiary has been in negotiations with the Air Line Pilots Association (“ALPA”) since April 2005. While both parties have negotiated in earnest, we have been unable to reach agreement. In August 2006, we filed for mediation with the National Mediation Board. Negotiations resumed on July 24, 2007 under the supervision of the National Mediation Board. It is of utmost importance to us to reach an agreement with ALPA that is consistent with our company-wide philosophy of industry-average pay and benefits with enhanced employee productivity. Pinnacle’s pilot group is currently paid below industry average, and we expect a new collective bargaining agreement to contain an increase in pay for Pinnacle’s pilots.
     ALPA is currently conducting a campaign at Colgan to represent Colgan’s pilots. If ALPA is successful, we would enter into negotiations with ALPA for a collective bargaining agreement. We do not expect this outcome to have a material impact on our future results, as Colgan’s pilot group is already paid at pay rates approximating industry average.
     As more fully described in Note 3 to our condensed consolidated financial statements, we are planning for the return of 15 of Pinnacle’s CRJ-200 aircraft to Northwest. These aircraft will be returned at the rate of two per month beginning in October 2007. Upon completion of this transition, Pinnacle will operate a fleet of 124 CRJ-200 aircraft under the ASA (subject to further adjustment under certain circumstances as provided for in the ASA).
     The airline industry in general is experiencing a shortage of qualified pilots to absorb the recent growth in industry capacity. This shortage has particularly affected regional airlines such as Pinnacle, as major airlines typically recruit new pilots from within the ranks of regional airlines. During the first quarter, Pinnacle began experiencing higher than normal attrition, primarily due to pilots leaving for positions at major carriers. Pinnacle experienced improvement in its attrition rate in June and July, although attrition is still above long-term historical levels. As a result of the higher than expected attrition, Pinnacle reduced its scheduled flying below its commitments to Northwest during the spring. Pinnacle enacted several programs to increase pilot recruiting and training efforts. Pinnacle’s pilot staffing has returned to adequate levels to support its level of operations in the third quarter. As a result, Pinnacle’s

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
training costs increased by approximately $0.5 million and $1.8 million, respectively, during the three and six months ended June 30, 2007, as compared to the same periods in the prior year.
     As a result of reducing capacity below planned levels, Pinnacle did not meet the required completion factor goal for the six months ended June 30, 2007 under Pinnacle’s ASA with Northwest. Pursuant to the terms of Pinnacle’s ASA, we owe Northwest a performance penalty of approximately $2.4 million for the six months ended June 30, 2007. We recorded a provision of $1.3 million during the second quarter associated with this penalty, having previously recorded $1.1 million of the penalty during the quarter ended March 31, 2007. Pinnacle’s operating performance has exceeded ASA requirements since adjusting its schedule in the spring. Assuming our recruiting and training plans remain on track, we do not expect pilot attrition to impact our operational performance during the second half of 2007. While we expect staffing levels at our subsidiaries to be adequate going forward, we also expect higher than normal training costs in the third and fourth quarters as we recruit pilots, flight attendants and mechanics for our new Q400 and CRJ-900 operations.
Results of Operations

	Three Months Ended June 30,
	2007			2006
	Pinnacle Airlines,		Pinnacle Corp.	Pinnacle Corp.
	Inc./Corp.	Colgan Air, Inc.	Consolidated	Consolidated
	(in thousands)
Operating revenues
Regional airline services	$146,662	$48,094	$194,756	$202,811
Other	2,457	3,781	6,238	1,703

Total operating revenues	149,119	51,875	200,994	204,514

Operating expenses
Salaries, wages and benefits	38,357	11,904	50,261	35,593
Aircraft maintenance, materials and repairs	12,804	9,971	22,775	7,996
Aircraft rentals	32,925	2,304	35,229	66,031
Aircraft fuel	135	9,511	9,646	27,211
Other rentals and landing fees	12,446	2,692	15,138	11,223
Ground handling services	21,188	3,106	24,294	21,765
Commissions and passenger related expense	940	5,380	6,320	913
Depreciation and amortization	1,115	1,203	2,318	967
Other	15,235	4,552	19,787	11,972
Provision for increases in losses associated with bankruptcy filings of Northwest and Mesaba	404	—	404	1,348

Total operating expenses	135,549	50,623	186,172	185,019

Operating income	$13,570	$1,252	$14,822	$19,495

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

	Six Months Ended June 30,
	2007			2006
	Pinnacle Airlines,		Pinnacle Corp.	Pinnacle Corp.
	Inc./Corp.	Colgan Air, Inc.	Consolidated	Consolidated
		(in thousands)
Operating revenues
Regional airline services	$287,757	$81,498	$369,255	$407,816
Other	5,016	6,273	11,289	3,787

Total operating revenues	292,773	87,771	380,544	411,603

Operating expenses
Salaries, wages and benefits	77,134	20,428	97,562	70,020
Aircraft maintenance, materials and repairs	23,824	16,499	40,323	18,258
Aircraft rentals	64,778	4,170	68,948	132,062
Aircraft fuel	150	15,933	16,083	53,912
Other rentals and landing fees	24,424	4,628	29,052	22,474
Ground handling services	42,888	5,828	48,716	44,124
Commissions and passenger related expense	1,841	8,974	10,815	1,768
Depreciation and amortization	2,196	2,176	4,372	1,929
Other	30,101	7,973	38,074	24,667
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(1,048)	—	(1,048)	1,365

Total operating expenses	266,288	86,609	352,897	370,579

Operating income	$26,485	$1,162	$27,647	$41,024

     The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2007 compared to the same periods in 2006.
Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006
Revenues

	Three Months Ended June 30,
	2007	2006	$ Variance	% Variance
		(in thousands)
Operating revenues
Regional airline services	$194,756	$202,811	$(8,055)	(4)%
Other	6,238	1,703	4,535	266%

Total operating revenues	$200,994	$204,514	$(3,520)	(2)%

     Regional Airline Services
     Regional airline service revenue of $194.8 million decreased $8.0 million, or 4%, from operating revenue of $202.8 million for the same period in 2006. The decrease in revenue was primarily due to the decrease in revenue associated with expense reimbursements from Northwest and a reduction in the target operating margin from 10% in 2006 to 8% effective January 1, 2007. The most significant decreases in reimbursable expenses were aircraft fuel and aircraft rent. Under the ASA, Northwest now provides jet fuel to Pinnacle at no cost, whereas in 2006, jet fuel was a reimbursable expense. This change resulted in a decrease in revenue of $29.1 million over 2006. Also under the ASA, our aircraft rental expense has been lowered to a rate that approximated market rates at that time. Aircraft rent reimbursed by Northwest

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
decreased $41.3 million over the same period in 2006 as a result of this change. The decrease in revenue is also attributable to penalties incurred resulting from our first and second quarter operations, as previously discussed. Pinnacle did not meet the required completion factor goal for the six months ended June 30, 2007 under the ASA. We recorded a performance penalty payable to Northwest of approximately $1.3 million for the quarter ended June 30, 2007. These decreases in revenue are offset by the increase in revenue related to Colgan of $48.1 million and the increases in Pinnacle’s block hours and cycles of 6% and 7%, respectively, resulting from its increase in fleet size.
     Other Revenue
     Other revenue of $6.2 million increased $4.5 million, or 266%, from other revenue of $1.7 million for the same period in 2006. The increase in revenue is primarily attributable to the inclusion of $3.8 million of revenue from Colgan, of which $3.7 million is attributable to essential air services (“EAS”), as discussed in Note 3 to our condensed consolidated financial statements. The remaining increase is due to $0.8 million of ground handling services provided to Northwest, a service that we did not provide during the three months ended June 30, 2006, offset by a decrease of $0.2 million in ground handling revenue for Mesaba Avro regional jets (“ARJs”). The ARJs were removed from Mesaba’s fleet in 2006.
Operating Expenses

	Three Months Ended June 30,
	2007	2006	$ Variance	% Variance
		(in thousands)
Operating expenses:
Salaries, wages and benefits	$50,261	$35,593	$14,668	41%
Aircraft maintenance, materials and repairs	22,775	7,996	14,779	185%
Aircraft rentals	35,229	66,031	(30,802)	(47)%
Aircraft fuel	9,646	27,211	(17,565)	(65)%
Other rentals and landing fees	15,138	11,223	3,915	35%
Ground handling services	24,294	21,765	2,529	12%
Commissions and passenger related expense	6,320	913	5,407	592%
Depreciation and amortization	2,318	967	1,351	140%
Other	19,787	11,972	7,815	65%
Provision for increases in losses associated with bankruptcy filings of Northwest and Mesaba	404	1,348	(944)	(70)%

Total operating expenses	$186,172	$185,019	$1,153	1%

     Total operating expenses for the three months ended June 30, 2007 increased by $1.2 million and 0.6%. The increase relates to the addition of Colgan’s operating expenses and increases in salaries, wages, benefits and other expenses offset by the decrease in operating expenses attributable to the previously discussed decreases in aircraft fuel and aircraft rentals.
     Salaries, wages and benefits increased by $14.7 million, or 41%. The increase is primarily due to $11.9 million in additional salaries, wages and benefits from the acquisition of Colgan. The remaining increase is due to a 15% increase in Pinnacle’s employees over the same period in 2006. The increase in Pinnacle’s employees is primarily due to an agreement we entered into with Northwest during the fourth quarter of 2006, under which we provide our own ground handling services at seven additional cities under the ASA, which had previously been handled by Northwest. In addition, under a separate agreement we agreed to provide ground handling services to Northwest for its own flights at six additional cities.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     Aircraft maintenance, materials and repairs expense increased approximately $14.8 million or 184%. Maintenance expense incurred by Colgan accounted for $10.0 million of this increase. Additionally, Pinnacle incurred $2.1 million of additional heavy check expense during the three months ended June 30, 2007, which was caused by an increase in the number of heavy checks performed as its fleet ages. The remaining increase is attributable to the increase in Pinnacle’s fleet of CRJ-200 aircraft, which increased 12% year over year.
     Aircraft rental expense decreased $30.8 million, or 47%, due to the terms of the amended ASA with Northwest. Effective January 1, 2007, our monthly lease rates were reduced to rates that approximated market conditions at that time. As previously noted, we sublease our CRJ-200 aircraft from Northwest under operating leases for aircraft that expire December 31, 2017. Northwest reimburses in full all rental expense for the CRJ-200 aircraft operated under the ASA. Aircraft rent reimbursed by Northwest decreased $33.4 million over the same period in 2006. The decrease in rent reimbursed by Northwest is offset by the rent expense of $2.3 million attributable to Colgan.
     Aircraft fuel expense decreased by $17.6 million, or 65%. Of this decrease, $27.1 million is due to the terms under the ASA with Northwest which provides for Northwest to provide jet fuel to us at no cost beginning January 1, 2007. This decrease is offset by $9.5 million of fuel expense attributable to Colgan.
     Other rentals and landing fees increased by $3.9 million, or 35%, primary attributable to the addition of $2.6 million of fees incurred by Colgan. In addition, Pinnacle’s facilities rent expense increased $0.8 million due to the increase in the number of stations that Pinnacle operates.
     Ground handling services increased by $2.5 million, or 12%, due to an increase of $3.1 million attributable to the addition of ground handling expenses incurred by Colgan. Also contributing to the increase is a 7% increase in the number of departures Pinnacle performed. These increases were offset by a $1.2 million decrease in ground handling payments to Northwest as a result of the transition of ground handling functions in a number of cities to Pinnacle.
     Commissions and passenger related expense increased $5.4 million, primarily due to the addition of Colgan expenses. This caption is being presented for the first time in 2007, as it represents a material portion of Colgan’s operating expenses. Colgan has the responsibility of selling its own tickets and incurs costs related to these transactions. We have not incurred these costs in the past as Northwest handles Pinnacle’s ticket sales. Also included in this amount are passenger related expenses such as catering expense and interrupted trip expense.
     Depreciation increased $1.3 million, or 140%, primarily due to the addition of expense incurred by Colgan.
     The $7.8 million, or 65%, increase in other expenses is primarily attributable to $4.6 million in other operating expenses incurred by Colgan and the increase in Pinnacle’s fleet size.
Nonoperating Expense
     Net nonoperating expense increased by $3.1 million compared to the same period in 2006. This is primarily attributable to a $4.1 million loss on the sale of our $42.5 million bankruptcy claim against Northwest. During the second quarter of 2007, we sold the claim, which had a fair value of $31.9 million as of March 31, 2007, for cash proceeds of $27.7 million. Offsetting this increase in nonoperating expense is a $2.2 million increase in interest income from our significantly larger short-term investment portfolio. The increase in our portfolio relates to the investment of proceeds received from the assignment of our Northwest and Mesaba claims. The increase in interest income is offset by the increase in interest expense of $0.7 million, primarily from Colgan’s debt obligations.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Income Tax Expense
     For the three months ended June 30, 2007, our income tax expense decreased by $3.5 million, primarily related to the decrease in pre-tax income as compared to the same period in 2006. In addition, the Company’s effective tax rate decreased 6.3 points primarily due to tax-exempt interest income on our short-term investment portfolio.
Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006
Revenues

	Six Months Ended June 30,
	2007	2006	$ Variance	% Variance
	(in thousands)

Operating revenues
Regional airline services	$369,255	$407,816	$(38,561)	(10)%
Other	11,289	3,787	7,502	198%

Total operating revenues	$380,544	$411,603	$(31,059)	(8)%

     Regional Airline Services
     Regional airline service revenue of $369.3 million decreased $38.6 million, or 10%, from operating revenue of $407.8 million for the same period in 2006. The decrease in revenue was primarily due to the decrease in revenue associated with expense reimbursements from Northwest and a reduction in the target operating margin from 10% in 2006 to 8% effective January 1, 2007. The most significant decreases in reimbursable expenses were aircraft fuel and aircraft rent. Under the ASA, Northwest now provides jet fuel to Pinnacle at no cost, whereas in 2006, jet fuel was a reimbursable expense. This change resulted in a decrease in revenue of $56.9 million over 2006. Also under the ASA, our aircraft rental expense has been lowered to a rate that approximates current market rates. Aircraft rent reimbursed by Northwest decreased $81.2 million over the same period in 2006 as a result of this change. The decrease in revenue is also attributable to penalties incurred resulting from our first quarter operations, as previously discussed. As a result of reducing capacity below planned levels, Pinnacle did not meet the required completion factor goal for the six months ended June 30, 2007 under the ASA. We recorded a performance penalty payable to Northwest of approximately $2.4 million for the six months ended June 30, 2007. Our decrease in revenue is offset by our increase in revenue related to Colgan of $81.5 million and the increases in Pinnacle’s block hours and cycles of 5% and 6%, respectively, resulting from its increase in fleet size.
     Other Revenue
     Other revenue of $11.3 million increased $7.5 million, or 198%, from other revenue of $3.8 million for the same period in 2006. The increase in revenue is primarily attributable to the $6.3 million of revenue from Colgan, of which $6.2 million is attributable to EAS, as discussed in Note 3 to our condensed consolidated financial statements. The remaining increase is due to $1.7 million of ground handling services provided to Northwest, a service that we did not provide during the six months ended June 30, 2006, offset by a decrease of $0.5 million in ground handling revenue for ARJs. The ARJs were removed from Mesaba’s fleet in 2006.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Operating Expenses

	Six Months Ended June 30,
	2007	2006	$ Variance	% Variance
	(in thousands)
Operating expenses:
Salaries, wages and benefits	$97,562	$70,020	$27,542	39%
Aircraft maintenance, materials and repairs	40,323	18,258	22,065	121%
Aircraft rentals	68,948	132,062	(63,114)	(48)%
Aircraft fuel	16,083	53,912	(37,829)	(70)%
Other rentals and landing fees	29,052	22,474	6,578	29%
Ground handling services	48,716	44,124	4,592	10%
Commissions and passenger related expense	10,815	1,768	9,047	512%
Depreciation and amortization	4,372	1,929	2,443	127%
Other	38,074	24,667	13,407	54%
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(1,048)	1,365	(2,413)	(177)%

Total operating expenses	$352,897	$370,579	$(17,682)	(5)%

     Total operating expenses for the six months ended June 30, 2007 decreased by $17.7 million and 5%. The decrease in operating expenses was primarily attributable to the previously discussed decreases in aircraft fuel and aircraft rentals and the impact of the Colgan acquisition, slightly offset by increases in salaries, wages and benefits.
     Salaries, wages and benefits increased by $27.5 million, or 39%. The increase is primarily due to $20.4 million in additional salaries, wages and benefits from the acquisition of Colgan. The remaining increase is due to a 15% increase in Pinnacle employees over the same period in 2006. The increase in Pinnacle’s employees is primarily due to an agreement we entered into with Northwest during the fourth quarter of 2006, under which we will provide our own ground handling services at seven additional cities under the ASA, which had previously been handled by Northwest. In addition, under a separate agreement we agreed to provide ground handling services to Northwest for its own flights at six additional cities.
     Aircraft maintenance, materials and repairs expense increased approximately $22.1 million or 121%. Maintenance expense incurred by Colgan accounted for $16.5 million of this increase. Additionally, $1.2 million of maintenance expense related to the refurbishment of the two Saab aircraft previously subleased to Mesaba that will be transitioned into Colgan’s fleet. As discussed in Note 5 to our condensed consolidated financial statements, this refurbishment expense was previously accounted for as a bankruptcy-related expense. Other increases in maintenance expense relates to the aging and increase in size of Pinnacle’s fleet.
     Aircraft rental expense decreased $63.1 million, or 48%, due to the terms of the amended ASA with Northwest. Effective January 1, 2007, our monthly lease rates were reduced to rates that approximated market conditions at that time. As previously noted, we sublease our CRJ-200 aircraft from Northwest under operating leases for aircraft that expire December 31, 2017. Northwest reimburses in full all rental expense for the CRJ-200 aircraft operated under the ASA. Aircraft rent reimbursed by Northwest decreased $67.9 million over the same period in 2006. The decrease in rent reimbursed by Northwest is offset by the rent expense of $4.2 million attributable to Colgan.
     Aircraft fuel expense decreased by $37.8 million, or 70%. Of this decrease, $53.6 million is due to the terms under the ASA with Northwest which provides for Northwest to provide jet fuel to us at no cost beginning January 1, 2007. This decrease is offset by $15.9 million of fuel expense attributable to Colgan.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     Other rentals and landing fees increased by $6.6 million, or 29%, mainly attributable to the addition of fees incurred by Colgan. In addition, Pinnacle’s facilities rent expense increased $1.5 million due to the increase in the number of stations that Pinnacle operates.
     Ground handling services increased by $4.6 million, or 10%, due to an increase of $5.8 million attributable to the addition of ground handling expenses incurred by Colgan. The remainder of the increase is due to a 6% increase in the number of departures Pinnacle performed and a change in the mix of cities Pinnacle served. These increases were offset by a $2.5 million decrease in ground handling payments to Northwest as a result of the transition of ground handling functions in a number of cities to Pinnacle.
     Commissions and passenger related expense increased $9.0 million primarily due to the addition of Colgan expenses. As discussed in Note 1 to our condensed consolidated financial statements, this caption is being presented for the first time in 2007, as it is a material portion of Colgan’s operating expenses. Because Colgan has the responsibility of selling its own tickets, it incurs costs related to these transactions. We have not incurred these costs in the past as Northwest handles Pinnacle’s ticket sales. Also included in this amount are passenger related expenses such as catering expense and interrupted trip expense.
     Depreciation increased $2.4 million, or 127% primarily due to the addition of expense incurred by Colgan.
     The $13.4 million, or 54%, increase in other expenses is primarily attributable to $8.0 million in other operating expenses incurred by Colgan and the increase in Pinnacle’s fleet size.
Nonoperating Expense
     Net nonoperating expense increased by $1.1 million compared to the same period in 2006. The increase was caused by a $2.0 million increase in interest expense, largely attributable to Colgan’s operations, and the $4.1 million loss on the sale of our $42.5 million bankruptcy claim against Northwest. During the second quarter of 2007, we sold the claim, which had a fair value of $31.9 million as of March 31, 2007, for cash proceeds of $27.7 million. Offsetting this increase in nonoperating expense is a $4.8 million increase in interest income from our significantly larger short-term investment portfolio. The increase in our portfolio relates to the investment of proceeds received from the assignment of our Northwest and Mesaba claims.
Income Tax Expense
     For the six months ended June 30, 2007, our income tax expense decreased by $6.3 million, primarily related to the decrease in pre-tax income as compared to the same period in 2006. In addition, the Company’s effective tax rate decreased 4.4 points primarily due to tax-exempt interest income on our short-term investment portfolio.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Certain Statistical Information
     The following table summarizes certain operational statistics for the periods indicated:

					Turboprop
	CRJ				Three Months
	Three Months Ended June 30,				Ended June 30,
	2007	2006	Change		2007 (3)

Other Data:
Revenue passengers (in thousands)	2,643	2,340	13%		415
Revenue passenger miles (in thousands) (1)	1,233,335	1,111,012	11%		77,135
Available seat miles (in thousands)	1,532,510	1,371,539	12%		160,698
Passenger load factor (2)	80.5%	81.0%	(0.5	) pts	48.0%
Operating revenue per available seat mile (in cents)	9.73	14.91	(35)%		32.28
Operating cost per available seat mile (in cents)	8.84	13.49	(34)%		31.50
Operating revenue per block hour	$1,358	$1,977	(31)%		$1,683
Operating cost per block hour	$1,234	$1,788	(31)%		$1,643
Block hours	109,810	103,471	6%		30,820
Cycles	67,265	63,053	7%		29,043
Average daily utilization (block hours)	8.68	9.17	(5)%		6.50
Average stage length (miles)	461	467	(1)%		185
Number of operating aircraft (end of period)	139	124	12%		52

(1)	Revenue passenger miles represents the number of miles flown by revenue passengers.

(2)	Passenger load factor equals revenue passenger miles divided by available seat miles.

(3)	The Company purchased Colgan on January 18, 2007, as discussed in Note 2 to our condensed consolidated financial statements. We did not operate turboprops during 2006.

					Turboprop
	CRJ				Six Months Ended
	Six Months Ended June 30,				June 30,
	2007	2006	Change		2007 (3)

Other Data:
Revenue passengers (in thousands)	4,841	4,355	11%		687
Revenue passenger miles (in thousands) (1)	2,240,500	2,082,817	8%		127,571
Available seat miles (in thousands)	2,965,558	2,713,207	9%		278,876
Passenger load factor (2)	75.6%	76.8%	(1.2	) pts	45.7%
Operating revenue per available seat mile (in cents)	9.87	15.17	(35)%		31.47
Operating cost per available seat mile (in cents)	8.98	13.66	(34)%		31.06
Operating revenue per block hour	$1,350	$1,997	(32)%		$1,570
Operating cost per block hour	$1,228	$1,798	(32)%		$1,549
Block hours	216,823	206,068	5%		55,910
Cycles	131,228	124,318	6%		49,933
Average daily utilization (block hours)	8.81	9.18	(4)%		6.65
Average stage length (miles)	459	470	(2)%		184
Number of operating aircraft (end of period)	139	124	12%		52

(1)	Revenue passenger miles represents the number of miles flown by revenue passengers.

(2)	Passenger load factor equals revenue passenger miles divided by available seat miles.

(3)	The Company purchased Colgan on January 18, 2007, as discussed in Note 2 to our condensed consolidated financial statements. The “six months ended” for turboprops implies the period from the date of purchase of Colgan through June 30, 2007. We did not operate turboprops during 2006.
     The Company had 5,280 employees as of June 30, 2007, an increase of 48% over the 3,567 employees as of June 30, 2006.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Liquidity and Capital Resources
     As of June 30, 2007, we had $34.5 million in cash and cash equivalents and $208.8 million in short-term investments. Our cash balance was impacted by the timing of our June month-end payment from Northwest. Our June 30th payment of $22.1 million was received on July 2 as a result of June 30 falling on a weekend.
     On January 3, 2007, we assigned an aggregate of $335 million of our $377.5 million stipulated unsecured claim against Northwest to several third parties for aggregate proceeds of approximately $283 million, net of expenses. We received the proceeds from this sale on January 23, 2007. On June 29, 2007 we assigned the remaining $42.5 million of our claim for proceeds of $27.7 million. The sale of our claim is subject to federal and state income taxation, and we expect to make estimated tax payments of approximately $110 million on this sale in 2007. We paid $52 million of theses estimated tax payments in the second quarter of 2007.
     Contractual obligations. The following chart details our debt and lease obligations (in thousands):

	Payments Due by Period
	2007 (1)	2008	2009	2010	2011	Thereafter	Total

Contractual obligations:
Debt (2)	$129,695	$8,765	$7,611	$4,963	$3,812	$37,821	$192,667
Interest payments on debt (3)	3,058	5,731	5,184	4,600	4,247	53,191	76,011
Aircraft purchase commitments	97,139	492,637	22,037	—	—	—	611,813
Bank line of credit	—	8,375	—	—	—	—	8,375
Capital leases	766	1,510	1,305	1,309	776	877	6,543
Operating leases	107,816	137,193	131,796	129,485	128,938	713,293	1,348,521
Purchase obligations (4)	6,897	20,939	675	134	—	—	28,645

Total contractual cash obligations	$345,371	$675,150	$168,608	$140,491	$137,773	$805,182	$2,272,575

(1)	Contractual obligations for the remainder of 2007.

(2)	Amount for 2007 includes the par amount of the Notes, which are convertible into a combination of cash and common stock. Amounts for 2007 and 2008 include $5.0 million and $2.5 million, respectively, for short-term notes payable for the purchase of Colgan (see Note 2 and Note 7 to our condensed consolidated financial statements for further discussion).

(3)	While the entire principal balance of the Notes is shown as a debt obligation for 2007, we are assuming that the Notes will not be converted and that the related annual interest payments of $3.9 million will continue to be made through 2025.

(4)	Amounts represent $6.4 million for the purchase of the aircraft hangars (see Note 2 to our condensed consolidated financial statements for further discussion) in 2007, purchase of Series A Preferred Share of $20.0 million (see Note 4 to our condensed consolidated financial statements for further discussion) for 2008, and noncancelable commitments to purchase goods and services, including certain aircraft parts and information technology software and equipment.
     The table above excludes $16.8 million related to the reserves for uncertain tax positions because we are unable to make reasonably reliable estimates of the timing of any potential settlement or resolution with the respective taxing authority. The amounts noted above for operating leases include $1.2 billion of obligations for leased CRJ-200 aircraft from Northwest. We are reimbursed by Northwest in full for CRJ-

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
200 aircraft rental expense operated under the ASA. For a more detailed discussion of operating leases, refer to Note 8 to our condensed consolidated financial statements.
     In February 2005, we issued $121.0 million principal amount of our 3.25% senior convertible notes due 2025. The Notes bear interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. The Notes are convertible into a combination of cash and common stock at a conversion price of approximately $13.22. The Notes are convertible in any quarter subsequent to a quarter in which the closing price of our common stock exceeds $15.86 for 20 of the last 30 trading days. This condition was met during the first and second quarters of 2007, causing the Notes to become convertible at the option of each Note holder during the second and third quarters of 2007. As of August 6, 2007, no holders of the Notes have tendered their notes for conversion. Although the Notes are convertible, we do not expect a significant number of holders of the Notes to tender for conversion because the Notes generally trade at values higher than the fair value of common stock and cash they can be converted into due to the option value imbedded in each Note. Nonetheless, in any period the holders have the right to exercise the conversion option, the Notes’ $121.0 million par value will be classified as a current liability in our condensed consolidated balance sheet.
     On February 17, 2007, we entered into a purchase agreement for up to 25 firm and 20 option Q400 aircraft with Bombardier, Inc. Under the agreement, we are obligated to purchase a minimum of 15 Q400 regional aircraft. These firm aircraft will be delivered to our Colgan subsidiary between December 2007 and June 2008. We have a right of cancellation for an additional ten firm aircraft prior to February 2008. If we do not exercise this right, then we will take delivery of these ten additional aircraft between May 2009 and February 2010. In addition to the 25 firm aircraft, we have optional rights to acquire 20 Q400 aircraft that would deliver between May 2009 and July 2010.
     On April 27, 2007, Delta Air Lines assigned to us its rights to purchase 16 CRJ-900 aircraft from Bombardier, Inc. We will take delivery of these aircraft between November 2007 and February 2009. Under the related regional airline services agreement that we entered into with Delta, Delta may also require us to purchase an additional seven CRJ-900 aircraft to operate in the Delta system.
     Our aggregate purchase commitment for non-cancelable aircraft orders with Bombardier for both the Q400 aircraft and the CRJ-900 aircraft is approximately $663 million. In addition to our purchase commitments, we are required to make pre-delivery payments to Bombardier, which are either refunded to us or applied against the cost of the aircraft when it is delivered to us. We expect to pay $97.0 million for pre-delivery payments and for the purchase of aircraft during the remainder of 2007. We have obtained a commitment from a third party to finance certain pre-delivery payments for up to approximately $41 million. We will receive advances under this facility as we make pre-delivery payments to Bombardier. Borrowings will be repaid as each related aircraft is delivered. We expect to close on this financing during the third quarter.
     We currently expect to finance the purchase of all 31 aircraft using a combination of internal capital resources and debt financing. We have obtained commitments from a third party and from the aircraft manufacturer for debt financing of approximately 85% of the net purchase price of each aircraft for terms ranging from 12 to 15 years. We are also pursuing other third party financing options, including operating leases, and we may use such additional financing options to the extent that they provide better economics to us.
     To mitigate the financial risk associated with changes in long-term interest rates over the next 15 months while we take delivery of the Q400 and CRJ-900 aircraft, we initiated a hedging program on July 30, 2007. The program consists of interest rate swaps whereby the Company agrees to pay a fixed interest rate and receives the six month LIBOR rate. The swaps will be cash settled when the permanent financing is obtained at the time we take delivery of the aircraft. As of August 7, 2007, we have hedged approximately $124 million or 22% of the $560 million we expect to finance. Should interest rates change by 50 basis points before we take delivery, and assuming that we do not hedge the remaining risk, aggregate interest expense in the first year of financing of all the aircraft would change by approximately $2.2 million.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     We also expect to purchase inventory for our new CRJ-900 and Q400 aircraft totaling approximately $15 million. We expect to use internal resources to fund these inventory purchases.
     As part of the Colgan acquisition, we agreed to purchase two aircraft hangars for a purchase price of $6.4 million from one of Colgan’s selling shareholders. We expect to close this purchase during 2007, and further expect to finance the majority of the purchase price with a mortgage from a commercial bank.
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
     Operating activities. Net cash provided by operating activities was $280.9 million during the six months ended June 30, 2007. This was due primarily to the $269.2 million increase in deferred revenue, which was primarily comprised of the approximately $311 million of proceeds received from the assignment of our Northwest claims, offset by the elimination of our pre-petition receivables balance of approximately $42 million.
     Net cash provided by operating activities was $21.1 million during the six months ended June 30, 2006. This was due primarily to cash provided by net income of $25.2 million, depreciation and amortization of $1.9 million, charges associated with the pilot post-retirement liability and provisions for bankruptcy of Northwest and Mesaba of $2.9 million, offset by changes in operating assets and liabilities of $10.3 million.
     Investing activities. Cash used for investing activities for the six months ended June 30, 2007 was $209.7 million. This is primarily attributable to net purchases of short-term investments in marketable debt securities of $136.1 million and $57.6 million in pre-delivery payments for the Q400 and CRJ-900 aircraft. In addition, the acquisition of Colgan decreased cash by $8.4 million, net of cash acquired.
     Cash used for investing activities for the six months ended June 30, 2006 was $2.9 million, primarily related to the net purchase of $1.3 million of short-term investments in marketable debt securities and purchases of property and equipment of $1.6 million.
     We have begun a project to replace our maintenance, financial reporting, enterprise resource planning and human resource information systems during 2007. This system implementation will require a significant expenditure for new software, implementation consultants, and internal resources. Inclusive of this software implementation project, we expect total capital expenditures for the remainder of 2007 to be approximately $8 to $10 million. We are expecting to fund these expenditures with cash flows generated from our operations.
     Financing activities. Cash used in financing activities for the six months ended June 30, 2007 totaled $37.5 million, which relates to $12.8 million of principal payments on debt obligations and $0.4 million of payments made on capital leases. In addition, we purchased $27.2 million of treasury shares as part of our share repurchase program.
     Cash used in financing activities for the six months ended June 30, 2006 totaled $17.0 million, which related to the repayment of the line of credit with First Tennessee Bank. That line of credit expired in June 2006.
     Deferred tax asset. We have recorded a deferred tax asset of $90.3 million related to future tax benefits we will receive for our deferred ASA revenue. As discussed in Note 4 to our condensed consolidated financial statements, the deferred ASA revenue is being recognized over the 11-year term of the ASA.

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
Commodity Price Risk
     We have exposure to certain market risks associated with the our aircraft fuel. Aviation fuel expense is a significant expense for any air carrier and even marginal changes in the cost of fuel greatly affect a carrier’s profitability. Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply. However, our ASA with Northwest requires that Northwest provide fuel at no charge to our Pinnacle subsidiary, thereby reducing our overall exposure to fuel price fluctuations. For the year ended December 31, 2006, we bore no fuel price risk as 100% of our fuel requirements were associated with this contract. However, with the acquisition of Colgan in January 2007, the Company’s code share agreements with US Airways, Continental, and United Airlines expose the Company to fuel price increases. Our agreement with Continental provides for an adjustment to the pro-rated revenue we received from Continental based on projected changes in fuel prices. For the projected annualized fuel consumption related to these agreements, each one percent change in the price of jet fuel amounts to an approximate $0.3 million change in annual fuel costs.
Interest Rate Risk
     Aircraft financing. As discussed in Notes 13 and 14 to our condensed consolidated financial statements, we currently intend to finance approximately $560 million of the approximately $660 million purchase price for the 15 Q400 and 16 CRJ-900 aircraft we are acquiring. The aircraft financing commitment provides that we elect either a fixed or floating interest rate option prior to each drawdown to occur upon delivery of each aircraft. The floating rate option is based upon a spread over the six month LIBOR. The fixed rate option would be computed by converting the floating rate to a fixed rate equivalent based upon published “swap” rates for debt with a maturity closest to the weighted average life of the debt.
     To mitigate the financial risk associated with changes in long-term interest rates over the next 15 months while we take delivery of the Q400 and CRJ-900 aircraft, we initiated a hedging program on July 30, 2007. The program consists of interest rate swaps whereby the Company agrees to pay a fixed interest rate and receives the six month LIBOR rate. The swaps will be cash settled when the permanent financing is obtained at the time we take delivery of the aircraft. As of August 7, 2007, we have hedged approximately $124 million or 22% of the $560 million we expect to finance. Should interest rates change by 50 basis points before we take delivery, and assuming that we do not hedge the remaining risk, aggregate interest expense in the first year of financing of all the aircraft would change by approximately $2.2 million.
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
     Our investment income is also subject to interest rate risk. Based on our current balance of short-term investments, a 50 basis point change in interest would result in an increase or decrease in annual investment income of approximately $1.0 million.
     Senior convertible notes. While we pay interest on the Notes at a fixed rate of 3.25%, the fair value of the Notes is sensitive to changes in interest rates and to changes in the market price of our common stock. Interest rate changes may result in increases or decreases in the fair value of the Notes due to differences between market interest rates and rates in effect at the inception of the obligation. The fair value of the Notes may also increase or decrease with differences between the current market price of our common stock and the market price on the original issuance date of the Notes. Unless we elect to repurchase our Notes in the open market, changes in their fair value have no impact on our condensed consolidated financial statements as a whole. The estimated fair value of the Notes on August 2, 2007 was approximately $167.1 million, based on quoted market prices.
Item 4. Controls and Procedures
     The Company, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Except as discussed below, there has been no change in our internal control over financial reporting during the six months ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect the our internal control over financial reporting.
     As previously discussed, on January 18, 2007, the Company acquired Colgan. Refer to Note 2 in our condensed consolidated financial statements for more information of this event. The acquisition of Colgan had a material effect on the Company’s internal control over financial reporting. The revenue attributable to Colgan’s operations for the three and six months ended June 30, 2007 was 26% and 23%, respectively, of our total revenues. The assets attributed as of June 30, 2007 are 20% of our total assets. However, this business will be excluded from management’s annual assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased as	Dollar Value) that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share (a)	Programs (b)	Programs (b)
April 1, 2007 — April 30, 2007	—	$—	—	$—

May 1, 2007 — May 31, 2007	435,300	17.55	435,300	22,349,341

June 1, 2007 — June 30, 2007	1,048,600	18.63	1,048,600	2,777,745

Total	1,483,900	$18.32	1,483,900	$2,777,745

a	—	Average price paid per share excludes commissions.

b	—	On May 14, 2007, the Board of Directors authorized a share repurchase program, whereby the Company may repurchase up to an aggregate of $30 million of its outstanding shares. The Company purchased over 1.6 million of its outstanding shares through July 3, 2007, at which time the allocated funds had been completely spent.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders was held on May 9, 2007. Three Class III directors were elected to our Board of Directors: Stephen E. Gorman was elected with 20,024,691 votes for and 235,569 votes withheld, Thomas S. Schreier, Jr. was elected with 20,024,141 votes for and 242,346 votes withheld, and Nicholas R. Tomassetti was elected with 20,017,914 votes for and 242,346 votes withheld. A proposal to ratify the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as the principal independent auditors for 2007 was approved with 20,159,768 votes for, 71,657 votes against, and 28,835 votes abstained.
     The following directors’ terms of office as a director continued after the Annual Meeting: Donald J. Breeding, Stephen E. Gorman, Ian Massey, James E. McGehee, Jr., Thomas S. Schreier, Jr., R. Philip Shannon, Nicholas R. Tomassetti and Philip H. Trenary.

Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of this Form 10-Q.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to the Company’s Registration Statement Form S-1 (Registration No. 333-83359), as amended (the “S-1”) initially filed on February 25, 2002)

3.1.1	Second Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to the S-1)

3.2	Certificate of Designations for Series A preferred stock of the registrant (Incorporated by reference to the S-1)

3.3	Bylaws of the registrant (Incorporated by reference to the S-1)

3.3.1	Amended and Restated Bylaws, dated January 14, 2003, of the registrant (Incorporated by reference to the S-1)

4.1	Specimen Stock Certificate (Incorporated by reference to the S-1)

4.2	Rights Agreement between the registrant and EquiServe Trust Company, N.A., as Rights Agent (Incorporated by reference to the S-1)

4.3	Indenture, 3.25% Senior Convertible Notes due 2025, dated as of February 8, 2005, by and between Pinnacle Airlines Corp. and Deutsche Bank Trust Company (Incorporated by reference to Exhibits 99.2 and 99.3 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

4.4	Registration Rights Agreement made pursuant to the Purchase Agreement dated February 3, 2005, dated as of February 8, 2005, by and among Pinnacle Airlines Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (Incorporated by reference to Exhibits 99.2 and 99.3 to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

10.1	Loan Agreement dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.2	Sublease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.2.1	First Amendment to Sublease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.2#	Guaranty Agreement between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.3	Engine Lease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.3.1	First Amendment to Engine Lease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.3#	Revolving Credit Note dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.4#	Security Agreement dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.5#	Negative Pledge Agreement dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

Exhibit
Number	Description

10.6#	Negative Pledge Agreement dated as of June 16, 2005 between Pinnacle Airlines Corp. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.8†	Pinnacle Airlines Corp. 2003 Stock Incentive Plan (Incorporated by reference to the S-1)

10.9	Non-Qualified Stock Option Agreement for options granted under the Pinnacle Airlines Corp. 2003 Stock Incentive Plan (Incorporated by reference to the S-1)

10.10†	Pinnacle Airlines, Inc. Annual Management Bonus Plan (Incorporated by reference to the S-1)

10.11	Amended and Restated Sublease Agreement dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (SBN Facilities) (Incorporated by reference to the S-1)

10.12	Sublease Agreement dated as of August 1, 2002 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (TYS Facilities) (Incorporated by reference to the S-1)

10.13	Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (DTW Facilities) (Incorporated by reference to the S-1)

10.14	Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MEM Facilities) (Incorporated by reference to the S-1)

10.15	Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MSP Facilities) (Incorporated by reference to the S-1)

10.16	Intentionally omitted

10.17	Intentionally omitted

10.18	Lease Guaranty issued by the registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.19	Sublease Guaranty issued by the registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.20	Airline Services Agreement dated as of March 1, 2002 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.21	Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.21.1	Amendment No. 1 dated as of September 11, 2003 to the Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.21.2	Amendment No. 2 dated as of November 26, 2003 to the Airline Services Agreement dated as of January 14, 2003 among the registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.22	Amended and Restated Ground Handling Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.23	Amended and Restated Information Technology Services Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.24	Amended and Restated Family Assistance Services Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.25	Amended and Restated Manufacturer Benefits Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.26	Form of Amended and Restated Preferential Hiring Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.27	Purchase Agreement, Senior Convertible Notes due 2025, dated as of February 3, 2005, by and among, Pinnacle Airlines Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

10.28†	Amended and Restated Management Compensation Agreement between Pinnacle Airlines, Inc. and Philip H. Trenary (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 12, 2005)

Exhibit
Number	Description

10.29†	Amended and Restated Management Compensation Agreement between Pinnacle Airlines, Inc. and Peter D. Hunt (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 12, 2005)

10.30†	Amended and Restated Management Compensation Agreement between Pinnacle Airlines, Inc. and Douglas W. Shockey (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 12, 2005)

10.31†	Form of Indemnity Agreement between Pinnacle Airlines Corp. and its directors and officers (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2006)

10.32	Assignment of Claim Agreement between Pinnacle Airlines, Inc. and Goldman Sachs Credit Partners, L.P., dated as of October 5, 2006.

10.40	Assumption and Claim Resolution Agreement between Pinnacle Airlines Corp. and Northwest Airlines, Inc., dated as of December 20, 2006 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 3, 2007)

10.41	Amended and Restated Airline Services Agreement by and among Pinnacle Airlines, Inc., Pinnacle Airlines Corp. and Northwest Airlines, Inc., dated December 15, 2006, effective as of January 1, 2007

10.50	Stock Purchase Agreement, dated as of January 18, 2007, by and among Colgan Air, Inc. and Pinnacle Airlines Corp. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2007)

10.60**	Capacity Purchase Agreement between Continental Airlines, Inc., Pinnacle Airlines Corp. and Colgan Air, Inc., dated as of February 2, 2007

10.61**	Purchase Agreement between Bombardier Inc. and Pinnacle Airlines Corp., relating to the purchase of twenty-five (25) Bombardier Q400 series aircraft, dated as of February 17, 2007

10.65**	Delta Connection Agreement among Delta Air Lines, Inc., Pinnacle Airlines Corp. and Pinnacle Airlines, Inc., dated as of April 27, 2007

10.66**	Assignment and Assumption Agreement by and among Delta Air Lines, Inc., Pinnacle Airlines, Inc., Pinnacle Airlines Corp., and Bombardier Inc., dated as of April 26, 2007

10.67**	Purchase Agreement between Bombardier Inc. and Pinnacle Airlines, Inc., relating to the purchase of sixteen (16) Bombardier CRJ-900 series aircraft, dated as of April 26, 2007

10.99.1#	Promissory Note issued by Pinnacle Airlines, Inc. to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.2#	Guarantee of Promissory Note issued by registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.3#	Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.4#	First Amendment dated as of February 5, 2003 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.5#	Second Amendment dated as of November 28, 2003 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.6#	Third Amendment dated as of December 13, 2004 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

10.99.7#	Fourth Amendment dated as of February 8, 2005 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

10.99.8#	Guaranty dated as of January 14, 2003 issued by registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

21.1	List of Subsidiaries (Incorporated by reference to the S-1)

23.1	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Certifications of CEO and CFO

*	Filed herewith

**	To be filed by amendment

†	Management contract or compensatory plan or arrangement

#	Cancelled agreement referenced in this Form 10-Q

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Philip H. Trenary
Philip H. Trenary
Date: August 7, 2007		President and Chief Executive Officer

	By:	/s/ Peter D. Hunt
Peter D. Hunt
Date: August 7, 2007		Vice President and Chief Financial Officer