Form 10-Q
period 2007-09-30
PINNACLE AIRLINES CORP
filed 2007-11-02
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number 001-31898

PINNACLE AIRLINES CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0376558 (I.R.S. Employer Identification No.)

1689 Nonconnah Blvd, Suite 111 Memphis, Tennessee (Address of principal executive offices)	38132 (Zip Code)

901-348-4100
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

As of October 31, 2007, 20,444,301 shares of common stock were outstanding.

        Pinnacle Airlines Corp.
              Condensed Consolidated Statements of Income (Unaudited)
        (in thousands, except share data)

Part I.                      Financial Information

Item 1.                     Financial Statements

	Three Months Ended September 30,
	2007	2006
Operating revenues
Regional airline services	$199,023	$206,827
Other	6,707	1,673
Total operating revenues	205,730	208,500
Operating expenses
Salaries, wages and benefits	52,830	34,567
Aircraft maintenance, materials and repairs	22,396	8,691
Aircraft rentals	35,049	66,031
Aircraft fuel	10,856	28,041
Other rentals and landing fees	15,307	11,480
Ground handling services	24,520	21,663
Commissions and passenger related expense	7,120	900
Depreciation and amortization	2,449	1,003
Other	20,196	14,102
Provision for decreases in losses associated with bankruptcy filings of Northwest and Mesaba	-	(3,537)
Total operating expenses	190,723	182,941
Operating income	15,007	25,559
Operating income as a percentage of operating revenues	7.3%	12.3%
Nonoperating income (expense)
Interest income	2,521	640
Interest expense	(1,128)	(1,198)
Miscellaneous (expense) income, net	(11)	18
Total nonoperating income (expense)	1,382	(540)
Income before income taxes	16,389	25,019
Income tax expense	5,485	9,182
Net income	$10,904	$15,837

Basic earnings per share	$0.53	$0.72

Diluted earnings per share	$0.48	$0.72

Shares used in computing basic earnings per share	20,470	21,945
Shares used in computing diluted earnings per share	22,544	21,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

        Pinnacle Airlines Corp.
          Condensed Consolidated Statements of Income (Unaudited)
        (in thousands, except share data)

	Nine Months Ended September 30,
	2007	2006
Operating revenues
Regional airline services	$568,278	$614,643
Other	17,996	5,460
Total operating revenues	586,274	620,103
Operating expenses
Salaries, wages and benefits	150,392	104,587
Aircraft maintenance, materials and repairs	62,719	26,949
Aircraft rentals	103,997	198,093
Aircraft fuel	26,939	81,953
Other rentals and landing fees	44,359	33,954
Ground handling services	73,236	65,787
Commissions and passenger related expense	17,935	2,688
Depreciation and amortization	6,821	2,932
Other	58,270	38,749
Provision for decreases in losses associated with bankruptcy filings of Northwest and Mesaba	(1,048)	(2,172)
Total operating expenses	543,620	553,520
Operating income	42,654	66,583
Operating income as a percentage of operating revenues	7.3%	10.7%
Nonoperating income (expense)
Interest income	8,468	1,789
Interest expense	(6,109)	(4,150)
Loss on sale of unsecured claim	(4,144)	-
Miscellaneous income, net	325	69
Total nonoperating expense	(1,460)	(2,292)
Income before income taxes	41,194	64,291
Income tax expense	13,263	23,267
Net income	$27,931	$41,024

Basic earnings per share	$1.31	$1.87

Diluted earnings per share	$1.17	$1.87

Shares used in computing basic earnings per share	21,398	21,945
Shares used in computing diluted earnings per share	23,863	21,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

        Pinnacle Airlines Corp.
              Condensed Consolidated Balance Sheets
        (in thousands, except share data)

	September 30,	December 31,
	2007	2006
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$5,867	$705
Short-term investments	239,300	72,700
Receivables	58,383	100,925
Spare parts and supplies, net	14,976	8,061
Prepaid expenses and other assets	16,229	15,003
Deferred income taxes	12,006	-
Total current assets	346,761	197,394
Property and equipment
Flight equipment	88,696	38,436
Aircraft pre-delivery payments	70,400	-
Other property and equipment	37,037	24,470
	196,133	62,906
Less accumulated depreciation	(26,151)	(21,921)
Net property and equipment	169,982	40,985
Deferred income taxes	72,265	-
Other assets, primarily aircraft deposits	32,028	31,240
Goodwill, net	28,027	18,422
Intangible assets, net	17,510	13,232
Total assets	$666,573	$301,273

Liabilities and stockholders’ equity
Current liabilities
Current maturities of debt and capital leases	$11,874	$-
Pre-delivery payment facility	35,011	-
Bank line of credit	8,375	-
Accounts payable	30,638	18,201
Accrued expenses	67,265	26,190
Income taxes payable	24,187	16,658
Deferred income taxes	-	6,815
Deferred revenue	24,549	-
Other current liabilities	20,303	5,980
Total current liabilities	222,202	73,844
Senior convertible notes	121,000	121,000
Long-term debt, net of current maturities	11,068	-
Capital leases, net of current maturities	3,941	-
Deferred income taxes	-	7,112
Deferred revenue, net of current portion	214,594	-
Other liabilities	1,813	2,296
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized, no shares issued	-	-
Series A preferred share, stated value $100 per share; one share authorized and issued	-	-
Series common stock, par value $0.01 per share; 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,402,333 and 22,080,585 shares issued	224	221
Treasury stock, at cost, 1,958,032 shares	(35,207)	-
Additional paid-in capital	88,859	86,152
Retained earnings	38,079	10,648
Total stockholders’ equity	91,955	97,021
Total liabilities and stockholders’ equity	$666,573	$301,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
              Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$27,931	$41,024
Adjustments to reconcile net income to cash provided by operating activities:
Provision for decreases in losses associated with bankruptcy filings of Northwest and Mesaba	(1,048)	(2,172)
Loss on sale of unsecured claim	4,144	-
Depreciation and amortization	8,584	3,998
Deferred income tax benefit	(98,198)	1,662
Recognition of deferred revenue	(16,562)	-
Excess tax benefits on the exercise of stock options	(662)	-
Other	2,316	11
Changes in operating assets and liabilities:
Receivables	51,817	(34,720)
Increase in deferred revenue, primarily from assignment of Northwest claim	270,670	-
Spare parts and supplies	(698)	(1,511)
Prepaid expenses and other assets	729	(4,902)
Accounts payable and accrued expenses	25,840	4,761
Income taxes payable	8,191	(3,401)
Other liabilities	(6,032)	(2,160)
Cash provided by operating activities	277,022	2,590
Investing activities
Purchases of property and equipment	(13,177)	(2,612)
Proceeds from sale of property and equipment	610	-
Aircraft pre-delivery payments	(70,400)	-
Acquisition of Colgan Air, Inc., net of cash acquired	(8,273)	-
Purchases of short-term investments	(826,030)	(631,090)
Proceeds from sales of short-term investments	659,430	617,875
Cash used in investing activities	(257,840)	(15,827)
Financing activities
Payments on capital leases	(697)	-
Proceeds from pre-delivery payment facility	35,011
Payments on debt	(16,418)	-
Payment on line of credit	-	(17,000)
Debt issuance costs	(263)
Treasury shares repurchased	(35,207)	-
Proceeds from exercise of stock options	2,892	-
Excess tax benefits from exercise of stock options	662	-
Cash used in financing activities	(14,020)	(17,000)
Net increase (decrease) in cash and cash equivalents	5,162	(30,237)
Cash and cash equivalents at beginning of period	705	31,567
Cash and cash equivalents at end of period	$5,867	$1,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

        Pinnacle Airlines Corp.
              Notes to Condensed Consolidated Financial Statements (Unaudited)
  (all amounts in thousands, except per share data)

1.  Description of Business and Basis of Presentation

Pinnacle Airlines Corp. operates through its wholly owned subsidiaries, Pinnacle Airlines, Inc. (“Pinnacle”) and Colgan Air, Inc. (“Colgan”) (collectively, the ‘‘Company”).  The Company purchased Colgan on January 18, 2007, as discussed below in Note 2.  Where noted, the “nine months ended” for Colgan implies the period from the purchase date through September 30, 2007.

Pinnacle is a regional airline that provides airline capacity to Northwest Airlines, Inc. (‘‘Northwest’’).  Pinnacle operates as a Northwest Airlink carrier at Northwest’s domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis, and the regional focus city of Indianapolis.  As of September 30, 2007, Pinnacle offered regional airline services with approximately 744 daily departures to 119 cities in 36 states and six Canadian provinces.  Effective December 1, 2007, Pinnacle will also begin operations as a Delta Connection carrier, providing airline capacity to Delta Air Lines, Inc. (“Delta”) at its Atlanta hub.

Colgan is a regional airline that operates under partnership agreements with Continental Airlines, Inc. (“Continental”), United Air Lines, Inc. (“United”), and US Airways Group, Inc. (“US Airways”).  Colgan operates as a Continental Connection Carrier out of Houston/George Bush Intercontinental Airport, a United Express carrier out of Washington Dulles Airport and as a US Airways Express carrier with significant operations at Pittsburgh, Boston and New York/LaGuardia airports.  As of September 30, 2007, Colgan offered approximately 377 daily departures to 40 cities in 12 states.   Effective January 2008, Colgan will also provide regional airline service under a capacity purchase agreement with Continental at its Newark Liberty International Airport hub.

As shown in the following table, the Company’s operating aircraft fleet consisted of 139 Canadair regional jets (“CRJs”) and 49 turboprop aircraft at September 30, 2007.

Aircraft Type	Number of Aircraft	Standard Seating Configuration
CRJ-200	139	50
Total Pinnacle aircraft	139
Saab 340	42	34
Beech 1900D	7	19
Total Colgan aircraft	49
Total aircraft	188

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's financial position, the results of its operations and its cash flows for the periods indicated.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  Certain prior year amounts were reclassified to allow for consistent presentation subsequent to the acquisition of Colgan. Specifically, the reclassification of commissions and passenger related expense for the three and nine months ended September 30, 2006 was $900 and $2,688, respectively, which is reflected in the condensed consolidated statements of income as a decrease in other expense and an increase in commissions and passenger related expense.
All amounts contained in the notes to the condensed consolidated financial statements are presented in thousands, with the exception of years, number of employees, per share amounts and number of aircraft.

Accounting Policies

The following are additions to the Company’s significant accounting policies included in its Annual Report on Form 10-K for the year ended December 31, 2006.

Revenue Recognition

Substantially all of Colgan’s operating revenue is obtained under its pro-rate operating agreements with US Airways, Continental, United and under essential air service (“EAS”) contracts with the Department of Transportation (“DOT”).  Regional airline service revenues are recognized when flights are completed.  Tickets are sold and processed by the partner airlines and amounts due to the Company are settled on a monthly basis. Passenger tickets typically include segments flown by Colgan and segments flown by the partner airlines. Passenger revenues are based on a pro-rated share of ticket prices earned by Colgan for the passengers transported.  Colgan earns additional compensation or is subject to penalties based on the achievement of certain performance metrics.

The public service revenue earned by the Company under its EAS contracts with the DOT is recognized based on actual flights completed to and from selected smaller cities and communities and is based on pre-determined contractual rates.

Derivative Instruments

The Company accounts for derivative financial instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability with the offset to accumulated other comprehensive income/loss (“OCI”), net of taxes and hedge ineffectiveness.

The Company expects its cash flow hedges will be highly effective during their terms in offsetting changes in cash flow attributable to the hedged risk.  The Company performs both prospective and retrospective assessment at least quarterly, including assessing the possibility of counterparty default.  To assess effectiveness, the Company performs a regression analysis at the inception of each hedge and will perform a similar analysis in each reporting period during the term of the hedge.   The Company’s assessment considers the various risks that could cause ineffectiveness and considers scenarios where the hypothetical derivative does not equal the actual derivative.  If the Company determines that a derivative is no longer expected to be highly effective, the Company will discontinue hedge accounting prospectively and recognize subsequent changes in the fair market value of the hedge in the condensed consolidated statements of income as interest expense/income rather than deferring the amount in OCI.

For derivatives designated as cash flow hedges, changes in fair value of the derivative are generally reported in OCI.  These gains or losses are recognized in the Company’s condensed consolidated statements of income as interest expense/income over the life of the underlying permanent aircraft financing.  To the extent that the change in the fair value of the hedge does not perfectly offset the change in cash flows resulting from a change in interest rates, the ineffective portion is immediately recognized as interest expense/income in the Company’s condensed consolidated statements of income.  The ineffective portion of the hedge is determined by comparing changes in the actual hedge to similar changes in a hypothetical perfect hedge.

        Pinnacle Airlines Corp.
              Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (all amounts in thousands, except per share data)

1.  Description of Business and Basis of Presentation (continued)

Capitalized Interest

The Company accounts for capitalized interest in accordance with the provision of SFAS No. 34, Capitalization of Interest Cost, which requires the Company to capitalize interest on assets that require a period of time to prepare them for their intended use.  The Company is capitalizing interest, as part of the asset’s cost, on its aircraft pre-delivery payments and on costs associated with its system implementation project.  For the three and nine months ended September 30, 2007, the Company recorded $1,536 of capitalized interest.

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

Pursuant to the terms of the stock purchase agreement between the Company and the selling shareholders of Colgan, the purchase price was $20,000 payable through a $10,000 cash payment and a $10,000 promissory note, bearing interest at 6.0%, secured by the stock of Colgan.  The purchase price is subject to an adjustment related to the income tax treatment of Colgan’s final ordinary income to the sellers.  The sellers have asserted that additional amounts of approximately $2,000 are owed.  The Company disagrees with their calculation and believes that no material additional amounts are owed.  The Company does not expect that this dispute will result in a material adjustment to its financial statements.  Any resulting settlement would be an adjustment to goodwill.

The following table reflects the preliminary allocation of the aggregate purchase price of the acquisition to the assets acquired and liabilities assumed.  Final valuations of the fair value of certain assets and liabilities are in process, and the Company will complete the allocation of the purchase price by the end of 2007.
Purchase Price Allocation
Current assets	$18,639
Property and equipment	50,299
Other assets	2,326
Intangibles	5,550
Goodwill	9,605
Total assets acquired	86,419
Less: Accounts payable	(13,221)
Accrued expenses	(12,869)
Bank line of credit	(8,375)
Long-term debt and capital leases	(30,460)
Other liabilities	(10)
Purchase price, including $1,484 of transaction costs	21,484
Less: Note payable issued	(10,000)
Less: Cash acquired	(1,181)
Cash paid for acquisition	$10,303

During 2006, the Company paid $1,000 in escrow payments and $1,030 of transaction costs.  The remaining $8,273 was paid during the three months ended March 31, 2007.  The difference between the purchase price and the fair value of Colgan’s assets acquired and liabilities assumed is recorded as goodwill.  The Company attributes this goodwill to the opportunity to diversify its operations to include the three major airlines for which Colgan currently operates.  For tax purposes, goodwill is deductible over 15 years.

The following is a summary of the Company’s intangible assets acquired through the Colgan purchase:

	Gross Carrying Amount	Accumulated Amortization At September 30, 2007	Weighted Average Amortization Period (in years)	Amortization Expense Through September 30, 2007	Estimated Annual Amortization Expense for 2007 - 2011
Code-share and EAS agreements	$3,900	$260	10	$260	$390
Airport slots	1,650	110	10	110	165
Goodwill	9,605	-	N/A	-	-
Total	$15,155	$370		$370	$555

The Company also agreed to purchase from one of the selling shareholders two aircraft hangars located in Manassas, Virginia for a purchase price of $6,358, which approximates their fair value.  The Company presently leases the hangars and related property from the selling shareholder for approximately $59 per month.  The Company expects the purchase transaction to close during 2007.

Colgan’s existing operations are subject to seasonal fluctuations.  Colgan has historically recorded losses during the first and fourth quarter each year, when demand for air travel declines, and recorded income or smaller losses during the second and third quarter each year, when air travel demand is higher.  The Company expects this seasonality to continue to impact Colgan’s financial results in future periods.

        Pinnacle Airlines Corp.
              Notes to Condensed Consolidated Financial Statements (Unaudited)
        (all amounts in thousands, except per share data)

2.  Acquisition of Colgan Air, Inc. (continued)

The following unaudited pro forma information presents the results of operations of the Company for the three and nine months ended September 30, 2006 as if the acquisition of Colgan had taken place at the beginning of that period.  Because the acquisition of Colgan occurred early in the nine months ended September 30, 2007, pro forma information for that period is not presented.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Operating revenues	$260,527	$765,112
Operating income	29,334	71,574
Net income	17,660	42,293
Basic earnings per share	$0.80	$1.93
Diluted earnings per share	$0.80	$1.92

3.  Code-Share Agreements with Partners

The following is a summary of the percentage of regional airline services revenue attributable to each code-share partner for the nine months ended September 30, 2007.

Code-Share Partner	Percentage of Regional Airline Services Revenue
Northwest Airlines	77%
US Airways	13%
Continental Airlines	6%
United Air Lines	4%
Delta Air Lines	-
Total	100%

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

The ASA provides for the Company to take delivery of 17 additional CRJ-200 aircraft during 2007.  The Company took delivery of 15 CRJ-200 aircraft during the three months ended March 31, 2007, increasing Pinnacle’s fleet to 139 aircraft as of March 31, 2007.  Two additional CRJ-200s were scheduled to be delivered to the Company by the end of 2007.  The retention of these aircraft as permanent additions to the Company’s fleet was contingent upon the Company reaching an agreement with the Air Line Pilots Association (“ALPA”), the union representing Pinnacle’s pilots, for an amended collective bargaining agreement by March 31, 2007.  The Company did not reach agreement with ALPA, and, as a result, Northwest has given the Company notice that it will transition these 15 aircraft to one of its wholly owned subsidiaries beginning in November 2007 at a rate of two aircraft per month.  Further, the Company will not receive the two remaining aircraft originally scheduled to be delivered in 2007.

During the three months ended September 30, 2007, the Company and Northwest agreed to defer the transition of these 15 aircraft, originally scheduled to begin in September 2007, to allow Northwest to more efficiently introduce the aircraft into service at its wholly owned subsidiary.  In exchange, Northwest has agreed to pay the Company $1,500 to compensate it for the costs associated with the delay.  The Company recorded this payment as deferred revenue, which is being recognized ratably into operating revenue during the transition period, which is currently expected to extend through the second quarter of 2008.  Upon completion of this transition, Pinnacle will operate a fleet of 124 CRJ-200 aircraft under the ASA (subject to further adjustment under certain circumstances as provided for in the ASA).

Under the ASA, the Company receives the following payments from Northwest:

Reimbursement payments:  The Company receives monthly reimbursements for all expenses associated with its operations under the ASA and relating to: basic aircraft and engine rentals; aviation liability, war risk and hull insurance; third-party deicing services; CRJ-200 third-party engine and airframe maintenance; hub and maintenance facility rentals; passenger security costs; ground handling in cities where Northwest has ground handling operations; Detroit landing fees and property taxes.

The Company has no financial risk associated with cost fluctuations for these items because the Company is reimbursed by Northwest for the actual expenses incurred.  The ASA provides that Northwest will supply jet fuel to Pinnacle at no charge beginning January 1, 2007, although Pinnacle is still required to meet certain fuel usage targets.  As a result, fuel expense attributable to Northwest Airlink operations is no longer recorded in the Company’s condensed consolidated statements of income.  The Company purchased fuel from Northwest in previous periods and fuel expense was reimbursed by Northwest.  The Company subleases its CRJ-200 aircraft from Northwest and Northwest reimburses CRJ-200 aircraft rental expense in full.  Also effective January 1, 2007, Pinnacle’s aircraft lease rates were reduced to rates that approximated market conditions at that time.

Payments based on pre-set rates:  Under the ASA, the Company is entitled to receive semi-monthly payments for each block hour and departure it completes and a monthly fixed cost payment based on the size of its fleet.  These payments are designed to cover all of the Company’s expenses incurred with respect to the ASA that are not covered by the reimbursement payments.  The substantial majority of these expenses relate to labor costs, ground handling costs in cities where Northwest does not have ground handling operations, landing fees in cities other than Detroit, overhead and depreciation.  These rates will be in effect (subject to indexed annual inflation adjustments) until 2013, when the rates will be reset.

Margin payments:  The Company receives a monthly margin payment based on the revenues described above calculated to achieve a target operating margin.  The target operating margin for the year ended December 31, 2006 was 10%.  Under the ASA, effective January 1, 2007, Pinnacle’s Northwest Airlink target operating margin was reduced to 8%.  The portion of any margin payments attributable to the reimbursement payments will always be equal to the targeted operating margin for the relevant period.  However, since the margin pre-set rate payments are not based on the actual expenses incurred, if the Company’s actual expenses differ from these payments, its actual operating margin could differ from its target operating margin.

        Pinnacle Airlines Corp.
              Notes to Condensed Consolidated Financial Statements (Unaudited)
        (all amounts in thousands, except per share data)

3.  Code-Share Agreements with Partners (continued)

Through 2007, if the Company’s actual costs that are intended to be covered by the revenues it receives based on pre-set rates deviate from the expected costs used in developing those pre-set rates causing Pinnacle’s Northwest Airlink annual operating margin to be below the 6% floor or above the 10% ceiling, a year-end adjustment in the form of a payment to or from Northwest will be made to adjust the Company’s operating margin to the floor or ceiling.  Specified amounts are excluded when determining whether the annual operating margin is below the floor or above the ceiling, such as the deferred ASA revenue described in Note 4.  Beginning in 2008, Northwest will not guarantee Pinnacle’s minimum operating margin, although Pinnacle will be subject to a margin ceiling above the revised target operating margin.  If the actual operating margin associated with Northwest Airlink operations for any year beginning with 2008 exceeds the 8% target operating margin but is less than 13%, the Company will make a year-end adjustment payment to Northwest in an amount equal to half of the excess above 8%.  If the actual operating margin associated with Northwest Airlink operations for any year beginning with 2008 exceeds 13%, the Company will pay Northwest all of the excess above 13% and half of the excess between 8% and 13%.  The ASA contains a provision requiring the Company to allocate its overhead costs after adding 24 regional aircraft with other partners, thereby providing for a rate reduction to Northwest.

The Company has the obligation to purchase from Northwest certain manufacturer credits that are used by the Company to acquire flight equipment, spare parts and supplies and maintenance services.  Under the ASA, the Company could decline to purchase credits that it does not plan to utilize within 180 days.  During the nine months ended September 30, 2007, the Company obtained manufacturer credits from Northwest in the amount of $6,448.  Available manufacturer credits of $855 are included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheet as of September 30, 2007.

The Company is currently engaged in discussions with Northwest involving various disputed payments under the ASA, including items that relate to the period prior to execution of the ASA in January 2007.  Two of these items could affect the Company’s operating income in future periods.  The first item relates to a 2006 adjustment to the Company’s block hour, cycle, and fixed cost rates.  The Company’s annual operating income could increase or decrease by approximately $2,800 per year based upon differing interpretations of the relevant ASA terms.  The second issue involves the reclassification of certain airport and ground handling costs and related ASA revenue in a manner that could reduce the Company’s operating income in future periods by up to approximately $2,000 per year.

If the Company is unable to resolve these issues directly with Northwest, the parties may enter into an arbitration process or other form of legal dispute resolution.  Adverse determinations in these matters could result in a loss to the Company of up to $8,400 for disputed amounts through September 30, 2007.  The Company believes that we will prevail in these matters, and therefore it does not believe a loss is probable at this time.  However, the Company may not be successful in resolving these disputes without reducing its income going forward, or without paying Northwest for some or all of the amount noted above.  The Company cannot currently predict the timing of the resolution of these matters.

US Airways

As of September 30, 2007, the Company, through its Colgan subsidiary, operated 20 Saab 340 aircraft and seven Beech 1900D aircraft under a code-share agreement with US Airways (the “US Airways Agreement”).  Colgan entered into the US Airways Agreement in 1999 to provide passenger service and cargo service under the name “US Airways Express.”  The US Airways Agreement provides the Company with the use of the US Airways flight designator code to identify flights and fares in computer reservations systems, permits use of logos, service marks, aircraft paint schemes, and uniforms similar to US Airways and coordinated scheduling and joint advertising.  The US Airways Agreement is structured as a pro-rate agreement for which the Company receives all of the fares associated with its local passengers and an allocated portion of connecting passengers’ fares.  The Company pays all of the costs of operating the flights, including sales and distribution costs.  The Company controls all scheduling, inventory and pricing for each local market it serves.  The current US Airways Agreement became effective on October 1, 2005 under terms similar to the 1999 agreement and has a three-year term.

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

Continental Airlines

As of September 30, 2007, the Company, through its Colgan subsidiary, operated 11 Saab 340 aircraft based in Houston, Texas under a code-share agreement with Continental (the “Continental Agreement”).  Colgan entered into the Continental Agreement in January 2005 for a term of five years.  The Continental Agreement is structured as a pro-rate agreement for which the Company receives all of the fares associated with local passengers and an allocated portion of the connecting passengers’ fares.  The Company pays all of the costs of operating the flights, including sales and distribution costs.  However, the Company also receives a connect incentive payment from Continental for passengers connecting from Colgan operated flights to any flights operated by Continental or its other code-share partners at Houston/George Bush Intercontinental Airport.  The connect incentive is modified every six months to adjust for prospective modifications in fuel price and certain station expenses.

On February 5, 2007, the Company entered into a capacity purchase agreement (the “CPA”) with Continental under which Colgan will operate 15 Q400 regional aircraft predominantly out of Continental’s hub at Newark Liberty International Airport beginning in January 2008.  The CPA provides that the Company will be compensated at pre-set rates for the capacity that it provides to Continental.  The Company is responsible for its own expenses associated with flight crews, maintenance, dispatch, aircraft ownership and general and administrative costs.  In addition, Continental will reimburse the Company without margin for certain reconciled costs, such as landing fees, most other station-related costs, aircraft hull and passenger liability insurance (provided that the Company’s insurance rates do not exceed those typically found at other Continental regional airline partners) and passenger related costs.  Continental will also provide fuel and ground handling services at its stations to the Company at no charge.  The CPA also provides for certain incentive payments from or penalty payments to Continental based upon operational performance targets.  The term of the CPA is ten years.

The CPA provides for a rate reduction to Continental to the extent that the Company begins operating Q400 aircraft for another major airline.  The rate reduction is designed to share the overhead burden associated with the Q400 aircraft across all of the Company’s potential Q400 operations and is only applicable for the first 15 aircraft that the Company adds with another airline.

United Air Lines

In October 2003, Colgan entered into a code-share agreement with United Air Lines to include the United Air Lines flight designator code and the US Airways flight designator code on all United flights operated by Colgan.  In October 2005, Colgan entered into a separate code-share agreement with United to provide services as a United Express carrier (the “United Agreement”).  As of September 30, 2007, the Company operated six Saab 340 aircraft under the name “United Express.”  The United Agreement expires on December 31, 2008 and is structured as a pro-rate agreement for which the Company receives all of the fares associated with local passengers and an allocated portion of the connecting passengers’ fares.  The Company pays all of the costs of operating the flights, including sales and distribution costs.  The Company controls all scheduling, inventory and pricing for each local market it serves.

        Pinnacle Airlines Corp.
             Notes to Condensed Consolidated Financial Statements (Unaudited)
        (all amounts in thousands, except per share data)

3.  Code-Share Agreements with Partners (continued)

Delta Air Lines

On April 27, 2007, the Company entered into an agreement with Delta Air Lines to operate 16 CRJ-900 aircraft as a Delta Connection Carrier (the “Delta Connection Agreement”, or “DCA”).   The aircraft will be delivered between October 2007 and February 2009, with scheduled service expected to begin in December 2007.  The term of the DCA is ten years.  Pursuant to the DCA, Delta will assign 16 delivery positions to the Company under Delta’s purchase agreement with the aircraft manufacturer.  Delta also has the option to add an additional seven CRJ-900 aircraft under the DCA.  The Company’s Pinnacle subsidiary will operate the CRJ-900 aircraft under the DCA.

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

In addition to the code-share agreements described above, the Company operates under eight separate contracts with the DOT to provide subsidized air service to 15 communities as part of the EAS program.  The DOT, under the EAS contracts, provides subsidy revenue to the carrier to supplement passenger revenue in small markets that could otherwise not be served profitably.  Revenue related to the EAS program is included in other revenue in the Company’s condensed consolidated statements of income.

4.  Northwest Bankruptcy Filing

On September 14, 2005, Northwest filed for protection under Chapter 11 of the United States Bankruptcy Code. Throughout 2006, the Company continued to operate under its 2002 ASA while Northwest continued with its bankruptcy proceedings.  On December 15, 2006, the Company and Northwest agreed to the terms of an amended ASA that became effective as of January 1, 2007, and entered into an Assumption and Claims Resolution Agreement (the “Assumption Agreement”).  In addition, the Company entered into a Stock Purchase Agreement pursuant to which it will purchase its Series A Preferred Share (the “Preferred Share”) currently held by Northwest on January 2, 2008 for a purchase price of $20,000.  The Preferred Share has a stated value and liquidation preference of $100 per share and gives Northwest the right to appoint two directors to the Company’s board of directors, as well as certain other rights.  No dividends are payable to the shareholder of the Preferred Share.

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

The unsecured claim of $377,500 was intended to compensate the Company for foregone future earnings under the 2002 ASA, and amounts owed at the time of Northwest’s bankruptcy.  As such, the Company has deferred the fair value of its stipulated unsecured claim in excess of the pre-petition receivables over the 11-year term of the ASA.  The Company applied approximately $42,900 of the total claim value to its pre-petition receivables from Northwest, and deferred the remaining $271,900 over the remaining 11-year term of the ASA.

Additionally, as the Preferred Share was only determined to have a nominal fair value, the Company has determined its agreement to pay $20,000 to purchase this share should be treated as a payment in respect of entering into the amended ASA.  Consequently, the Company reduced the deferred ASA revenue by the present value of this obligation.  During the three and nine months ended September 30, 2007, the Company recognized $5,768 and $16,562 of deferred ASA revenue, respectively, as regional airline services revenue.  The Company expects to recognize additional revenue of $5,768 during the remainder of 2007 and approximately $23,000 per year in 2008 through 2017.  The balance of unrecognized deferred revenue is $236,480 as of September 30, 2007.

On June 29, 2007, the Company sold the final $42,500 of its unsecured claim against Northwest to Goldman Sachs Credit Partners L.P. (“Goldman Sachs”) for a net purchase price of $27,731.  Under the agreement, Goldman Sachs received the 941 shares of new Northwest common stock that the Company had previously received in respect of the assigned portion of the stipulated claim, and will receive all future distributions made in respect of the assigned portion of the stipulated claim pursuant to Northwest’s plan of reorganization.  During the three months ended June 30, 2007, the Company recognized a nonoperating loss on the sale of this claim of $4,144, which represents the difference between the $31,875 fair value of the claim as of March 31, 2007 and the sale proceeds of $27,731.

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

On October 4, 2006, the Company entered into an assignment of claim agreement with Goldman Sachs (the “Goldman Agreement").  In the Goldman Agreement, the Company assigned to Goldman Sachs all of its rights with respect to its deficiency claim against Mesaba as set forth in the proof of claim filed in bankruptcy court.  Goldman Sachs agreed to pay the Company 42% of the final allowed claim, which ultimately will be determined by a final order in Mesaba's bankruptcy proceedings.  On October 5, 2006, Goldman Sachs advanced to the Company $5,234, which is equal to 80% of the purchase price based on the claim amount set forth in the Company’s original proof of claim.  The Goldman Agreement contains a provision for an additional payment from (or payment to) Goldman Sachs once the final allowed amount of the claim is determined.  Should the Company’s ultimate claim against Mesaba be less than the estimate contained in the Goldman Agreement, it will be required to pay Goldman Sachs the difference plus interest.

        Pinnacle Airlines Corp.
              Notes to Condensed Consolidated Financial Statements (Unaudited)
        (all amounts in thousands, except per share data)

5.  Mesaba Bankruptcy Filing (continued)

On February 7, 2007, Mesaba filed an objection to the Company’s proof of claim, alleging that, among other things, the Company failed to mitigate its damages by subleasing the aircraft to a third party or returning the aircraft to the Company’s lessor, and that the Company may have received a portion of its damages through its claim settlement with Northwest.  The Company subsequently filed an amended proof of claim in the Mesaba bankruptcy proceedings, increasing its damages for actual realized return condition costs and for stipulated damages as provided for in each aircraft sublease.  The Company, Goldman Sachs and Mesaba have had informal settlement discussions, but have not reached a settlement.  A hearing to consider the merits of whether the Company is entitled to a claim for stipulated loss damages was held in September 2007, but the bankruptcy court considering the issue has not yet rendered a ruling.  The final disposition of the claim amount will be determined through the bankruptcy court, and the Company does not expect the matter to be resolved until early 2008.

The Company believes that its claim against Mesaba has been properly asserted and does not expect the resolution of this matter to result in a material adjustment to the Company’s financial statements.

During the three months ended June 30, 2007, the Company incurred expenses higher than previous estimates to refurbish the six Saab aircraft that were recently returned to their lessor.  After acquiring Colgan, the Company determined that it would place the two Saab aircraft that have leases extending through 2009 into service at Colgan.  Because the Company will continue to operate these aircraft, the provision for future sublease losses on these two aircraft was reduced to $0 during the first quarter of 2007.  This adjustment, combined with the above described changes in the second quarter, increased the Company’s operating income, net income and diluted EPS by $1,048, $660 and $0.03, respectively, for the nine months ended September 30, 2007.

Additionally, the Company incurred maintenance expense of $30 and $1,196 for the three and nine months ended September 30, 2007, respectively, related to the refurbishment of the two aircraft that will now be operated by Colgan.  Pinnacle also incurred aircraft rental expense, prior to placing these aircraft into service at Colgan, of $530 for the nine months ended September 30, 2007.

The Company does not expect to incur any future sublease losses as of September 30, 2007.  The Company’s expected recovery from the Mesaba bankruptcy of $1,167 is included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheet as of September 30, 2007.  The Company’s accrued future sublease losses, net of expected recoveries, at December 31, 2006 are included in other current liabilities in the amount of $6,282 and other liabilities in the amounts of $657 on the Company’s condensed consolidated balance sheet.

6.  Related Party Transactions

Northwest

As discussed in Note 3, Northwest is a related party of the Company.  The Company generated 72% and 75%, respectively, of its consolidated operating revenue from Pinnacle’s ASA with Northwest for the three and nine months ended September 30, 2007.  Under the ASA, Pinnacle uses the name "Northwest Airlink" on its flights, and leases all of its CRJ-200s from Northwest.  Northwest is the owner of 2,492 shares, or 11%, of the Company’s issued common stock and is the holder of the Preferred Share.

Amounts recorded in the Company’s condensed consolidated statements of income for transactions with Northwest for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Regional airline services revenue	$148,167	$206,827	$435,923	$614,643
Other revenue	1,749	1,107	5,434	3,598
Expenses:
Aircraft fuel	-	27,923	-	81,573
Aircraft rentals	32,623	66,031	96,814	198,093
Other rentals and landing fees	2,813	2,813	8,439	8,439
Ground handling services	14,727	16,008	44,004	47,677
Commissions and passenger related expenses	31	66	145	256
Other	22	7	92	248
Provision for increases (decreases) in losses associated with bankruptcy filings of Northwest and Mesaba	-	23	33	(1,529)

Net amounts due from Northwest as of September 30, 2007 and December 31, 2006 were $45,267 and $100,062, respectively, and are included in receivables in the Company’s condensed consolidated balance sheets.

The higher than normal receivable balances at both December 31, 2006 and September 30, 2007 resulted from the receipt of the normal month-end payments from Northwest totaling $31,927 on January 2, 2007, and $21,393 on October 1, 2007, due to the fact that the contractual payment dates of both months fell on a weekend.  The balance at December 31, 2006 also included pre-petition receivables, net of allowances, of $42,849, which were settled upon the assignment of the Northwest claim in January 2007.

Certain trade amounts, primarily relating to landing fees, ground handling and facilities rentals, due to Northwest as of September 30, 2007 and December 31, 2006 were $3,420, and $3,170, respectively, and are included in accounts payable in the Company’s condensed consolidated balance sheets.

The Company also has certain business transactions with Mesaba, which as of April 24, 2007, became a wholly owned subsidiary of Northwest.  Ground handling services obtained from Mesaba for the three and nine months ended September 30, 2007 were $4,725 and $13,732, respectively, and $3,878 and $12,522 for the respective periods of the prior year.  Ground handling and deicing services provided to Mesaba for the three and nine months ended September 30, 2007 totaled $253 and $1,009, respectively, and $298 and $1,325 for the respective periods of the prior year.  These amounts are included in other operating revenue in the Company’s condensed consolidated statements of income.

Other

The Company obtains certain avionics services from a business owned by one of Colgan’s selling shareholders.  For the three and nine months ended September 30, 2007, this related business provided avionics services to the Company in the amount of $333 and $1,015, respectively, and the balance owed by the Company for these services at September 30, 2007 was $28.

The Company has entered into arrangements with certain selling shareholders of Colgan for leases of real property, primarily office and hangar space.  The amounts paid to these selling shareholders under these leases totaled $276 and $783, respectively, for the three and nine months ended September 30, 2007.  As discussed in Note 2, the Company has agreed to purchase a portion of this property during 2007 for a purchase price of $6,358.

In February 2006, Colgan entered into a sale-leaseback transaction with a related party of Colgan for two of its Saab 340 aircraft.  The monthly payments on each of the leases are $29 and expire in February 2013.

        Pinnacle Airlines Corp.
              Notes to Condensed Consolidated Financial Statements (Unaudited)
        (all amounts in thousands, except per share data)

7.  Debt

The following table summarizes the Company’s debt as of September 30, 2007:
Debt
Short-term notes payable	$5,010
Line of credit	8,375
Pre-delivery payment facility	35,011
Total short-term debt	$48,396

Senior convertible notes	$121,000

Secured	15,350
Unsecured	1,470
Total long-term debt	137,820
Less current maturities	(5,752)
Long-term debt, net of current maturities	$132,068

Notes Payable

Short-term notes payable consists primarily of the current balance of $5,000 of the $10,000 one-year promissory note issued by the Company in connection with its acquisition of Colgan, as discussed in Note 2.  Long-term notes payable consists of secured and unsecured debt and includes current maturities of $5,752.  The secured debt is collateralized by aircraft, aircraft parts and other assets, with interest rates ranging from 7.7% to 8.6% and maturities through 2014.  The unsecured debt has interest rates ranging from 3.1% to 4.2% with maturities through 2008.

On April 25, 2007, the Company repaid in full outstanding notes with a third party secured by nine of the Company’s Saab 340 aircraft, which had a balance of $7,251 as of March 31, 2007.  The notes were payable in various installments through 2009 and had interest rates of 12.5% to 13.0%.

Line of Credit

The Company maintains a revolving line of credit with an institutional lender for a principal amount not to exceed $8,500 or 75% of the net unpaid balance of eligible accounts receivable.  This instrument has an interest rate of Prime plus 0.25%.  In June 2007, the Company extended the termination date of the loan to April 15, 2008.  Amounts outstanding under the line of credit were $8,375 at September 30, 2007.

Pre-delivery Payment Financing Facility

In September 2007, the Company executed a pre-delivery payment financing facility with Export Development Canada (“EDC”) for up to $41,500 in short term borrowings.  The outstanding balance as of September 30, 2007 was $35,011, which related to pre-delivery payments that the Company previously made.  Borrowings under the pre-delivery payment facility will bear interest at the 3-month LIBOR rate plus 1.65%, which was 7.35% as of September 30, 2007.  The Company will repay the borrowings as each aircraft is delivered and as the aircraft manufacturer refunds the pre-delivery payments to the Company.

Senior Convertible Notes

In February 2005, the Company completed the private placement of $121,000 principal amount of 3.25% senior convertible notes due February 15, 2025 (the "Notes").  The Notes are convertible into a combination of cash and common stock at a conversion price of $13.22.  The Notes become convertible in any quarter subsequent to a quarter in which the closing price of the Company’s common stock exceeds the trigger price of $15.86, which is calculated as 120% of the conversion price, for 20 of the last 30 trading days.

The conditions described above were met during the first and second quarters of 2007, thereby causing the Notes to become convertible at the option of each Note holder during the second and third quarters of 2007.  The conditions were not met during the third quarter of 2007; therefore, the Notes will not be convertible in the fourth quarter of 2007.  As a result, the Notes are classified as a noncurrent liability on the Company’s condensed consolidated balance sheet at September 30, 2007.  The excess of the Company's average common stock price for the period over the conversion price of $13.22 increases the weighted average number of shares outstanding for diluted earnings per share.  See Note 11 for additional information regarding the dilutive effect of the Notes’ conversion rights.  No Notes were tendered for conversion during the periods in which they were convertible.

Prior to February 15, 2010, the Company cannot redeem the Notes at its option.  Beginning on February 15, 2010, the Company may redeem the Notes for cash, in whole or in part at any time or from time to time.  The Company will give not less than 30 days’ or more than 60 days’ notice of redemption by mail to holders of the Notes.  If the Company elects to redeem the Notes, it will pay a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to the redemption date.

The holders of the Notes may require the Company to purchase all or a portion of their Notes for cash on February 15, 2010, February 15, 2015, and February 15, 2020 (“Redemption Dates”) at a purchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any, to the purchase date. The Notes are structured such that, upon the occurrence of certain events, holders may convert the Notes into the equivalent value of the Company's common stock at an initial conversion rate of 75.6475 shares per $1,000 principal amount of Notes, representing an initial conversion price of $13.22 per share.

Upon conversion, the Company will pay the holder all or a portion of a conversion value in cash up to the $1,000 principal amount.  To the extent that the conversion value exceeds the $1,000 principal amount, the excess will be settled in cash, common stock or a combination of both, at the Company's option.

Proposed Accounting Standard.  On July 25, 2007, the Financial Accounting Standards Board (“FASB”) agreed to issue for comment a proposed FASB Staff Position (“FSP”) addressing convertible instruments that may be settled in cash upon conversion (including partial cash settlement).  This proposed guidance, if issued in final form, will dramatically impact the accounting for these instruments.  The proposed FSP would require companies to separately account for the liability and equity components of the instrument in a manner that reflects the company’s economic cost.  The proposed FSP would require bifurcation of a component of the debt to result in classification of that component in equity and the “economic interest cost” being reflected in the statement of income. The Company is evaluating the proposed standard and its potential impact on the Notes and the Company’s financial statements.  If passed, this FSP would become effective for fiscal years beginning after December 15, 2007, would not permit early application, and would be applied retrospectively to all periods presented.

        Pinnacle Airlines Corp.
             Notes to Condensed Consolidated Financial Statements (Unaudited)
        (all amounts in thousands, except per share data)

8.  Leases

Capital Leases

The Company leases certain aircraft equipment, buildings and office equipment under noncancelable capital leases that expire on various dates through 2013.  Under these capital leases, an obligation is shown on the Company’s condensed consolidated balance sheets for the present value of the future minimum payments.  At September 30, 2007, the weighted average interest rate implied in these leases was approximately 9.6%, and the net book value of the assets associated with the capital leases was $5,522.

The following table summarizes approximate minimum future rental payments for the Company, by year and in the aggregate, together with the present value of net minimum lease payments as of September 30, 2007:
Capital
Leases
Remainder of 2007	$385
2008	1,511
2009	1,305
2010	1,309
2011	776
Thereafter	877
Total future rental payments	6,163
Amount representing interest	(1,110)
Present value of future lease payment	5,053
Less: current maturities	(1,112)
Capital leases, net of current maturities	$3,941

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

The Company currently leases seven Beech 1900D aircraft, two of which are being prepared to return to the lessor.  The aircraft are subject to 60-month leases ending in 2007 and 2010, but allow the Company the option to early terminate these leases.  The Company has begun returning these aircraft, with the last aircraft expected to be returned by the end of 2008.  The Company also leases 17 of its 42 Saab 340 aircraft under operating leases.  Ten of the lease agreements allow the Company to terminate the agreements at various points from 2007 through 2011.  These aircraft lease agreements generally provide that the Company pay taxes, maintenance, insurance and other operating expenses applicable to leased assets.  The leases require aircraft to be in a specified maintenance condition at lease termination or upon return of the aircraft.

The Company’s non-aircraft operating leases primarily related to facilities and office equipment.

The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under noncancelable operating leases with initial or remaining lease terms in excess of one year as of September 30, 2007.

	Operating Leases
	Aircraft	Non-aircraft	Total
Remainder of 2007	$33,464	$4,542	$38,006
2008	120,835	17,281	138,116
2009	115,297	16,634	131,931
2010	113,323	16,299	129,622
2011	113,088	15,894	128,982
Thereafter	678,528	34,765	713,293
Total future rental payments	$1,174,535	$105,415	$1,279,950

9.  Derivatives

The Company is exposed to interest rate risk over the next 15 months while it is taking delivery of the Q400 and CRJ-900 aircraft.  To mitigate the financial risk associated with changes in long-term interest rates, the Company initiated a cash flow hedging program on July 30, 2007.  The program consists of interest rate swaps whereby the Company agrees to pay a fixed interest rate and receive the six month LIBOR rate.  The Company recorded these instruments at fair market value, and recognized changes in the fair value as a loss in OCI, net of taxes.  Each hedge will be cash settled when the permanent financing is obtained at the time of delivery of each aircraft, at which time the remaining hedge-related OCI balance will be amortized into interest expense over the life of the aircraft financing.  The term of each cash flow hedge varies between four months and nine months.

As of November 1, 2007, the Company has hedged a notional amount of approximately $315,000 or 56% of the $560,000 it expects to finance, at an average interest rate of approximately 7.07%.

The table below is a summary of the Company’s cash flow hedges as of September 30, 2007:
Three and Nine Months Ended September 30, 2007
Hedge effectiveness net losses recognized in interest expense	$-
Hedge ineffectiveness net losses recognized in interest expense	$51
Other hedge net losses recognized in OCI, net of tax	$1,939
Notional amount hedged	$234,119
Percentage of anticipated debt financing for firm noncancelable aircraft	42%
Average interest rate	7.12%

        Pinnacle Airlines Corp.
              Notes to Condensed Consolidated Financial Statements (Unaudited)
        (all amounts in thousands, except per share data)

10.  Comprehensive Income

The following table summarizes the Company’s OCI for the three and nine months ended September 30, 2007:
	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Net income	$10,904	$27,931
Adjustments:
Less: Cash flow hedge	(1,939)	(1,939)
Total comprehensive income	$8,965	$25,992

11.  Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$10,904	$15,837	$27,931	$41,024
Basic earnings per share	$0.53	$0.72	$1.31	$1.87
Diluted earnings per share	$0.48	$0.72	$1.17	$1.87

Share computation:
Weighted average number of shares outstanding for basic EPS (1)	20,470	21,945	21,398	21,945
Senior convertible notes (2)	1,940	-	2,229	-
Share-based compensation (3)	134	45	236	36
Weighted average number of shares outstanding for diluted EPS	22,544	21,990	23,863	21,981

(1)
On May 14, 2007, the board of directors of the Company authorized a share repurchase program, whereby the Company repurchased an aggregate of $30,000 of its outstanding shares.  On August 8, 2007, the board of directors authorized an additional $30,000.  During the three and nine months ended September 30, 2007, the Company repurchased 474 and 1,958 shares, respectively, of its own common stock, of which the weighted average number of shares repurchased during the current period are excluded from basic EPS.  The Company accounted for the repurchase of this treasury stock using the cost method.

(2)	Dilution is calculated as follows:
	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007

Increase in fully diluted share count=	$121,000 $13.22 (a)	-	$121,000 $16.774(b)	$121,000 $13.22(a)	-	$121,000 $17.476(c)

(a)$13.22 = Conversion price of the Notes
(b)$16.774 = Average stock price for the three months ended September 30, 2007
(c)$17.476 = Average stock price for the nine months ended September 30, 2007

(3)	Options to purchase 653 and 935 shares of common stock were excluded from the diluted EPS calculation at September 30, 2007 and 2006, respectively, because their effect would be anti-dilutive.

12.  Share-Based Compensation

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

During the three and nine months ended September 30, 2007, the Company recognized $369 and $1,095 of share-based compensation expense, and $78 and $227 for the same respective periods of the prior year.

        Pinnacle Airlines Corp.
              Notes to Condensed Consolidated Financial Statements (Unaudited)
        (all amounts in thousands, except per share data)

12.  Share-Based Compensation (continued)

The following table provides certain information with respect to the Company’s stock options:

	Stock Options
	Shares	Weighted Average Exercise Price	Fair Value	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	934	$11.57	$6,530
Granted	203	$16.76	$1,740
Exercised	(245)	$11.78	$(1,752)
Forfeited	-	-	-
Outstanding at September 30, 2007	892	$12.69	$6,518	7.4 years	$2,970
Options exercisable at September 30, 2007	495	$13.45	$4,094	6.3 years	$1,271

The following table provides certain information with respect to the Company’s restricted stock:

	Restricted Stock
	Shares	Fair Value
Outstanding at January 1, 2007	135	$875
Granted	76	$1,279
Vested	(45)	$(292)
Forfeited	-	-
Outstanding at September 30, 2007	166	$1,862

13. Income Taxes

The following summarizes the significant components of the Company’s income tax expense for the periods indicated:
	Three Months Ended September 30,
	2007		2006
	Dollars	Percent	Dollars	Percent
Income tax expense at statutory rate	$5,736	35.0%	$8,757	35.0%
State income taxes, net of federal taxes	292	1.8%	844	3.4%
Tax-exempt income	(832)	(5.1)%	(192)	(0.8)%
Valuation allowance	--	--	(88)	(0.3)%
Other	289	1.8%	(139)	(0.6)%
Income tax expense	$5,485	33.5%	$9,182	36.7%

	Nine Months Ended September 30,
	2007		2006
	Dollars	Percent	Dollars	Percent
Income tax expense at statutory rate	$14,417	35.0%	$22,502	35.0%
State income taxes, net of federal taxes	640	1.6%	1,987	3.1%
Tax-exempt income	(2,591)	(6.3)%	(536)	(0.8)%
Valuation allowance	--	--	(288)	(0.4)%
Other	797	1.9%	(398)	(0.7)%
Income tax expense	$13,263	32.2%	$23,267	36.2%

As discussed in Note 4, the Company assigned its Northwest bankruptcy claim during the first quarter of 2007.  A majority of the proceeds received were invested in short-term investments earning tax-exempt interest income.  As a result, the Company’s taxable income excluded these earnings, thereby lowering the Company’s effective tax rate for the three and nine months ended September 30, 2007.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which became effective for and was adopted by the Company beginning January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $500 increase in its liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  At the adoption date of January 1, 2007, the Company had $16,692 of unrecognized tax benefits, of which $16,346 would affect the Company’s effective tax rate if recognized.  As of September 30, 2007, the Company had $16,771 of unrecognized tax benefits.

The Company provides for interest and penalties accrued related to unrecognized tax benefits in nonoperating expenses.  During the three and nine months ended September 30, 2007, the Company recorded interest and penalties of $389 and $1,072, respectively.  As of September 30, 2007, the Company had $2,135 of accrued interest and penalties, $220 of which was included in the FIN 48 adjustment to the opening balance of retained earnings.

The Company is currently under audit by the Internal Revenue Service (“IRS”) for the tax years 2003 through 2006.  In May 2007, the IRS proposed certain adjustments to the Company’s positions related to various exam matters.  The Company has submitted a protest to the IRS with respect to these adjustments, and is awaiting the start of an administrative appeals process.  Should the IRS prevail on these adjustments, the impact on the Company could be significant.  The Company believes the potential tax exposure related to the items the IRS has focused on during its examinations would not exceed $35,000.  The Company has reserved for $16,771 of this exposure.  The Company believes that it has provided sufficiently for all audit exposures; however, future earnings, cash flow and liquidity could be materially impacted should it receive adverse rulings on the items under review.  Settlement of this audit or the expiration of the statute of limitations on the assessment of income taxes for any tax year may also result in a change in future tax provisions.

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

At September 30, 2007, the Company had $239,300 invested in auction rate securities (“ARS”), which was comprised of $12,175 in preferred ARS and $227,125 in debt ARS.  The debt ARS are issued by U.S. states and political subdivisions of the states and typically have contractual maturities of more then ten years.  Although ARS typically have long-term or no stated maturities, these investments have characteristics similar to short-term investments because the securities are periodically repriced at predetermined intervals, generally every 7 to 35 days, through an auction process.

The Company classifies investments in ARS as short-term investments on the Company’s condensed consolidated balance sheets.  All income generated from these securities was from earned interest and dividends and there were no unrealized or realized gains or losses for the three and nine months ended September 30, 2007 and 2006.

15.  Commitments and Contingencies

Employees.  The Company operates under several collective bargaining agreements with a portion of its employees.  The following table reflects the Company’s collective bargaining agreements and their respective amendable dates:

Employee Group	Number of Employees Represented by Union	Representing Union	Contract Amendable Date
Pinnacle’s Pilots	1,189	Air Line Pilots Association	April 30, 2005
Pinnacle’s Flight Attendants	688	United Steel Workers of America	February 1, 2011
Pinnacle’s Ground Operations Agents	1,340	United Steel Workers of America	March 19, 2010
Pinnacle’s Flight Dispatchers	40	Transport Workers Union of America	Initial contract currently being negotiated
Colgan’s Flight Attendants	190	United Steel Workers of America	Initial contract currently being negotiated

The collective bargaining agreement between Pinnacle and ALPA became amendable on April 30, 2005.  Pinnacle has been actively negotiating with ALPA since that time.  In August 2006, Pinnacle filed for mediation with the National Mediation Board.  Since that time, Pinnacle and ALPA have met with and without the mediator assigned to its case, but the parties have not reached resolution on an amended collective bargaining agreement.  Pinnacle and ALPA continue to meet periodically under the direction of the mediator assigned to the negotiation.  No time table has been set to definitively conclude negotiations.

ALPA recently filed suit in U.S. District Court against Pinnacle asserting that Pinnacle violated the Railway Labor Act, in connection with a pilot bonus program.  The Company believes that the lawsuit lacks merit, and accordingly will vigorously defend its position with this case.  The Company does not believe that it will incur any material loss with respect to this lawsuit.

On March 1, 2007, Pinnacle’s flight attendants ratified an amended collective bargaining agreement with a new amendable date of February 1, 2011.  The previous collective bargaining agreement became amendable on July 31, 2006.

In August 2005, Pinnacle’s flight dispatchers elected representation by the Transport Workers Union of America AFL-CIO, Air Transport Division (“TWU”).  In early 2007, a tentative agreement was negotiated for a collective bargaining agreement between Pinnacle and TWU, but the agreement was subsequently not ratified by Pinnacle’s dispatchers.  The Company expects to re-enter negotiations with the TWU in the near future.

In September 2007, the Company recognized the United Steel Workers of America (“USW”) to represent Colgan’s flight attendants.  Negotiations will begin shortly for a flight attendant collective bargaining agreement with the United Steel Workers.  The Company does not expect this new collective bargaining agreement to have a material impact on its financial results, as Colgan’s flight attendants are currently compensated at rates approximating industry average.

Purchase Commitments.  The Company has contractual obligations and commitments primarily related to future purchases of aircraft, payment of debt and lease arrangements.  The Company’s firm orders and options to purchase aircraft as of October 31, 2007 are as follows:

	Firm Noncancelable	Firm Cancelable	Options	Total
Q400
2007	2	-	-	2
2008	13	-	-	13
2009	-	8	8	16
2010	-	2	12	14
Total Q400	15	10	20	45

CRJ-900
2007	3	-	-	3
2008	12	-	-	12
2009	1	-	-	1
Total CRJ-900	16	-	-	16

Total	31	10	20	61

Firm cancelable aircraft are aircraft that are on firm order, but for which the Company has the right of cancellation without penalty prior to February 2008.

The Company makes pre-delivery payments to the aircraft manufacturer in advance of the aircraft’s delivery date.  During the three and nine months ended September 30, 2007, the Company paid pre-delivery payments of $11,000 and $62,000, respectively.  Remaining pre-delivery payments are due as follows:  $12,000 for 2007, $6,000 for 2008.  These pre-delivery payments will be refunded to the Company upon the delivery of each aircraft.

        Pinnacle Airlines Corp.
              Notes to Condensed Consolidated Financial Statements (Unaudited)
        (all amounts in thousands, except per share data)

15.  Commitments and Contingencies (continued)

Based on the above delivery schedule, the aggregate purchase price for the 31 firm noncancelable aircraft commitments is approximately $663,000, and is due as follows:  $108,000 for the remainder of 2007, $531,000 for 2008, and $24,000 for 2009.  The Company has obtained commitments from a third party to borrow approximately $560,000 of the $663,000 for a term of 15 years from the delivery date of each aircraft.  The Company expects to fund the approximately $103,000 remaining from internal capital resources.  For further information on CRJ-900 and Q400 aircraft, see Note 3.

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

Other Contingencies.  On May 16, 2007, an employee of the Company’s Pinnacle subsidiary was involved in a fatal accident at the Dayton International Airport in Dayton, Ohio.  At this time, the Company cannot predict what, if any, civil claims will be brought against it regarding this incident.  However, the Company has resolved all OSHA citations regarding the incident, and believes that the ultimate outcome of this incident will not have a material impact on the Company’s financial statements.

In addition, the Company and Northwest are currently in discussions related to disputed items under the ASA.  Should the Company be unsuccessful in resolving these disputes, its operating income could be significantly reduced in future periods.  See Note 3 for more information regarding these disputes.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General

The following management’s discussion and analysis describes the principal factors affecting the Company’s results of operations, liquidity, capital resources and contractual cash obligations.  This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2006 (“Annual Report”), which include additional information about our significant accounting policies, risk factors, practices and the transactions that underlie our financial results.

Our website address is www.pncl.com.  All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Overview

During the third quarter of 2007, we continued to make progress in what we have identified as a significant year of transition for the Company.  We have continued to prepare for our new operations with Continental Airlines and Delta Air Lines by entering into agreements to obtain financing for the Q400 and CRJ-900 aircraft pre-delivery payments.  We further increased shareholder value through our recently expanded share repurchase program, and through continued use of our hedging program, designed to reduce our exposure to interest rate risk related to financing our aircraft purchases.

Pre-delivery Payment Financing Facilities

We successfully executed a pre-delivery payment financing facility in September 2007 with Export Development Canada (“EDC”) for up to $41.5 million in short term borrowings, and in early October, we completed a supplemental pre-delivery payment financing facility for up to $38.5 million in short term borrowings (together, the “ PDP Facilities”).  Under the PDP Facilities, we will draw advances as we are required to make pre-delivery payments to Bombardier, Inc. under our purchase agreements for the Q400 next-generation turboprop aircraft and the CRJ-900 regional jet aircraft that we have on firm order.  We will repay the borrowings under the PDP Facilities as each aircraft is delivered to us and as Bombardier refunds to us our pre-delivery payments.  Borrowings under the PDP Facilities bear interest at the 3-month LIBOR rate plus 1.65%.

Upon completing the first of the PDP Facilities, we immediately borrowed $35.0 million for previously paid pre-delivery payments, and such borrowings increased our balances of cash and short-term investments as of September 30, 2007.  We borrowed an additional $32.3 million in early October upon the completion of the second of the PDP Facilities.  We will draw the remaining $12.7 million as we are required to make pre-delivery payments to Bombardier over the next several quarters.  We anticipate repaying the PDP Facilities through January 2009 as each aircraft we have on firm order is delivered to us.

Share Repurchase Program

We completed the previously announced $30 million share repurchase program in July 2007, repurchasing approximately 1.6 million shares of our outstanding common stock.  In August 2007, our Board of Directors approved an additional $30 million repurchase program, with $20 million subject to the successful execution of the PDP Facilities.  Prior to executing our PDP Facilities, we repurchased 0.5 million shares for $8.0 million.  We plan to continue opportunistically repurchasing shares under our program in the open market.  Based on our stock’s average share price for the third quarter, we could repurchase an additional 1.5 million shares with the $24.8 million remaining authorization under our share repurchase program.

Extension of 15 CRJ-200 Aircraft Return Date

We recently agreed with Northwest to delay the return of 15 CRJ-200 aircraft that are to be transitioned to one of Northwest’s wholly owned regional airline subsidiaries.  The transition was originally scheduled to begin in September 2007 at the rate of two aircraft per month.  The transition will now begin in late November and continue through June 2008.  Delaying the transition will benefit Northwest by minimizing the amount of time each aircraft will not be in service in the Northwest network.  In addition to regular payments under the ASA associated with the operating the aircraft for Northwest, Northwest will also pay us $1.5 million to compensate us for the incremental carrying costs of additional crews and the risk associated with maintaining an increased operational schedule.  We have recorded this $1.5 million payment as deferred revenue and will amortize it evenly into Regional Airline Services Revenue over the transition period, which extends through June 2008.

Third Quarter Operations

During the third quarter of 2007, our Pinnacle subsidiary achieved increases in passenger count, available seat miles (“ASMs”), revenue passenger miles (“RPMs”), departures, and block hours compared to the same period of 2006.  Passenger counts increased by 13% to 2.6 million passengers compared to 2.3 million during the corresponding period of last year.  ASMs and RPMs increased during the third quarter of 2007 compared to the same quarter of 2006 by 7% and 11%, respectively, climbing to 1.6 billion and 1.2 billion, respectively.  Departures and block hours increased during the current period by 7% and 8%, respectively compared to the same period of 2006, increasing to 68,370 and 112,378, respectively.  These increases were primarily related to the addition of 15 CRJ-200 aircraft to Pinnacle’s fleet during the first quarter of 2007, which were converted during the second quarter from 44-seat configurations to 50-seat configurations.

Outlook

We plan to grow the business of both our Pinnacle and Colgan subsidiaries by entering into new contracts with major airline partners and by investing in new regional aircraft to support these contracts.  We recently have experienced this type of growth with our new regional airline services contracts with both Continental and Delta through a ten-year capacity purchase agreement with each carrier.  Under these new contracts, our two operating subsidiaries will add 31 new regional aircraft between November 2007 and February 2009.  We believe that the investments we are making at Pinnacle and at Colgan will result in long-term, profitable growth for our stakeholders.  These investments include $22 million in inventory and spare parts to support our new aircraft.  However, such investments will require significant resources throughout 2007 and 2008, and will likely negatively impact our 2007 financial results.

As part of our purchase of Q400 aircraft from Bombardier, Inc., we negotiated options and cancelable orders to acquire up to 30 additional Q400 aircraft.  Our capacity purchase agreement (“CPA”) with Continental can be expanded at Continental’s option with the operation of up to 15 additional Q400 aircraft.  In addition, our contract with Delta contains a provision that could increase our CRJ-900 operations as a Delta Connection carrier by an additional seven aircraft at Delta’s option.  We plan to pursue these potential opportunities with Continental and Delta, as well as other Q400 and regional jet opportunities with other major airlines.

Colgan incurred an operating loss of $585 for the three months ending September 30, 2007.  Since the date of acquisition, Colgan has generated an operating income of $577.  During the third quarter Colgan’s fuel costs have increased by approximately 6%.  Because of new competition in certain of Colgan’s markets and a decrease in the average pro-rated fare it receives from US Airways, Colgan does not expect an increase in its unit revenue during the remainder of 2007 that would significantly offset this increase in costs.  As a result of these trends, we expect Colgan to incur a loss for the year. We are planning certain initiatives to reduce Colgan’s operating costs and streamline its operations.  Once implemented, we expect these enhancements will improve the profitability of Colgan’s existing operations in 2008 and future years.

Colgan’s existing operations are also subject to seasonal fluctuations.  Colgan has historically incurred losses during the first and fourth quarter each year when demand for air travel declines, and incurred income or smaller losses during the second and third quarter each year when air travel demand is higher.  We expect this seasonality to continue to impact Colgan’s financial results in future periods.

In October 2007, US Airways announced that it would significantly reduce capacity in Pittsburgh.  Our Colgan subsidiary operates a number of flights from Pittsburgh to smaller markets under the US Airways designator code that are designed to connect with US Airways’ Pittsburgh operations.  As a result of US Airways’ announcement, we are analyzing alternatives to move our operations to other airline hubs within the region.  Such movement would require obtaining facilities and code share agreements with another airline partner.  We do not expect this movement to materially impact Colgan’s revenue.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

During October 2007, we began implementation of a plan to remove the Beech 1900 fleet from operation at our Colgan subsidiary.  We will retire three Beech 1900 aircraft during the fourth quarter of 2007, and continue to operate the remaining four aircraft until the second half of 2008.  We expect to continue to operate in all of our Beech 1900 markets with Saab 340 aircraft by realigning our Saab 340 network and reducing frequency in certain markets.  All but one of our Beech 1900 aircraft are leased from the aircraft manufacturer, and we have made arrangements to return these aircraft under the related operating leases as they are removed from operating service.  We recorded a charge of $0.2 million during the third quarter of 2007 to accrue maintenance return condition costs associated with the retirement of these aircraft.  We do not expect this fleet modification to materially impact Colgan’s revenue.

Our Pinnacle subsidiary has been in negotiations with the Air Line Pilots Association (“ALPA”) since April 2005.  In August 2006, we filed for mediation with the National Mediation Board.  Since that time, we have met periodically, with and without the mediator assigned to our negotiations.  While both parties have negotiated in earnest, we have been unable to reach agreement.  It is of utmost importance to us to reach an agreement with ALPA that is consistent with our company-wide philosophy of industry-average pay and benefits for enhanced employee productivity.  Pinnacle’s pilot group is currently paid below industry average, and we expect a new collective bargaining agreement to contain an increase in pay for Pinnacle’s pilots.

In September 2007, we recognized the United Steel Workers to represent Colgan’s flight attendants.  We will begin negotiation for a flight attendant collective bargaining agreement with the United Steel Workers shortly.  We do not expect this new collective bargaining agreement to have a material impact on our financial results.

As noted above, we recently agreed with Northwest to defer the transition of 15 of our CRJ-200 aircraft to one of Northwest’s subsidiaries.  Northwest requested this delay to minimize the transition time and the impact to Northwest’s operating schedule.  The transition delay is beneficial to both parties, as we will earn additional income operating the aircraft, and we will receive a $1.5 million payment to compensate us for the increased carrying costs of additional crews and the operational risk associated with flying an increased schedule through the new transition period.  We believe that we will have adequate resources to operate the aircraft in accordance with the delayed transition schedule.

We are currently engaged in discussions with Northwest involving various disputed payments under our ASA, including items that relate to the period prior to execution of our current ASA in January 2007.  Two of these items could affect our operating income in future periods.  The first item relates to a 2006 adjustment to our block hour, cycle, and fixed cost rates.  Our annual operating income could increase or decrease by approximately $2.8 million per year based upon differing interpretations of the relevant ASA terms.  The second issue involves the reclassification of certain airport and ground handling costs and related ASA revenue in a manner that could reduce the Company’s operating income in future periods by up to approximately $2.0 million per year going forward.

If we are unable to resolve these issues directly with Northwest, the parties may enter into an arbitration process or other form of legal dispute resolution.  Adverse determinations in these matters could result in a loss to the Company of up to $8.4 million for disputed amounts through September 30, 2007.  We believe that we will prevail in these matters, and therefore we do not believe a loss is probable at this time.  However, we may not be successful in resolving these disputes without reducing our income going forward, or without paying Northwest for some or all of the amount noted above.  We cannot currently predict the timing of the resolution of these matters.

The airline industry in general is experiencing a shortage of qualified pilots to absorb the recent growth in industry capacity.  This shortage has particularly affected regional airlines such as Pinnacle, as major airlines typically recruit new pilots from within the ranks of regional airlines.  During the first quarter of 2007, we began experiencing higher than normal attrition, primarily due to pilots leaving for positions at major carriers.  Both of our operating subsidiaries have enacted programs to increase pilot recruiting and training efforts.  Assuming pilot attrition remains at current levels, we believe that we will have adequate flight crews to maintain our commitments to all of our operating partners for the foreseeable future.  While we expect staffing levels at our subsidiaries to be adequate going forward, we also expect higher than normal training costs in the fourth quarter of 2007 and first half of 2008 as we recruit pilots, flight attendants and mechanics for our new Q400 and CRJ-900 operations.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

	Three Months Ended September 30,
	2007			2006
	Pinnacle Airlines, Inc./Corp.	Colgan Air, Inc.	Pinnacle Corp. Consolidated	Pinnacle Corp. Consolidated
	(in thousands)
Operating revenues
Regional airline services	$148,167	$50,856	$199,023	$206,827
Other	2,416	4,291	6,707	1,673
Total operating revenues	150,583	55,147	205,730	208,500

Operating expenses
Salaries, wages and benefits	40,557	12,273	52,830	34,567
Aircraft maintenance, materials and repairs	11,565	10,831	22,396	8,691
Aircraft rentals	32,792	2,257	35,049	66,031
Aircraft fuel	71	10,785	10,856	28,041
Other rentals and landing fees	12,471	2,836	15,307	11,480
Ground handling services	21,176	3,344	24,520	21,663
Commissions and passenger related expense	1,026	6,094	7,120	900
Depreciation and amortization	1,195	1,254	2,449	1,003
Other	14,138	6,058	20,196	14,102
Provision for decreases in losses associated with bankruptcy filings of Northwest and Mesaba	-	-	-	(3,537)
Total operating expenses	134,991	55,732	190,723	182,941

Operating income (loss)	$15,592	$(585)	$15,007	$25,559

	Nine Months Ended September 30,
	2007			2006
	Pinnacle Airlines, Inc./Corp.	Colgan Air, Inc.	Pinnacle Corp. Consolidated	Pinnacle Corp. Consolidated
	(in thousands)
Operating revenues
Regional airline services	$435,923	$132,355	$568,278	$614,643
Other	7,433	10,563	17,996	5,460
Total operating revenues	443,356	142,918	586,274	620,103

Operating expenses
Salaries, wages and benefits	117,691	32,701	150,392	104,587
Aircraft maintenance, materials and repairs	35,389	27,330	62,719	26,949
Aircraft rentals	97,569	6,428	103,997	198,093
Aircraft fuel	222	26,717	26,939	81,953
Other rentals and landing fees	36,895	7,464	44,359	33,954
Ground handling services	64,064	9,172	73,236	65,787
Commissions and passenger related expense	2,867	15,068	17,935	2,688
Depreciation and amortization	3,391	3,430	6,821	2,932
Other	44,239	14,031	58,270	38,749
Provision for decreases in losses associated with bankruptcy filings of Northwest and Mesaba	(1,048)	-	(1,048)	(2,172)
Total operating expenses	401,279	142,341	543,620	553,520

Operating income	$42,077	$577	$42,654	$66,583

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2007 compared to the same periods in 2006.

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

Revenues

	Three Months Ended September 30,
	2007	2006	$ Variance	% Variance
	(in thousands)
Operating revenues
Regional airline services	$199,023	$206,827	$(7,804)	(4)%
Other	6,707	1,673	5,034	301%
Total operating revenues	$205,730	$208,500	$(2,770)	(1)%

Regional Airline Services

Regional airline services revenue of $199.0 million decreased $7.8 million, or 4%, from regional airline services revenue of $206.8 million for the same period in 2006.  The decrease in revenue was primarily due to the decrease in revenue associated with expense reimbursements from Northwest and a reduction in the target operating margin from 10% in 2006 to 8% effective January 1, 2007.  The most significant decreases in reimbursable expenses were aircraft fuel and aircraft rent.  Under the ASA, Northwest now provides jet fuel to Pinnacle at no cost, whereas in 2006, jet fuel was a reimbursable expense.  This change resulted in a decrease in revenue of $33.1 million over 2006.  Also under the ASA, our aircraft rental expense has been lowered to a rate that approximated market rates at that time.  Revenue related to aircraft rent reimbursed by Northwest decreased $46.6 million over the same period in 2006 as a result of this change.  These decreases in revenue are offset by the increase in revenue related to Colgan of $55.1 million, increases in deferred ASA revenue of $5.8 million, and the increases in Pinnacle’s block hours and departures of 8% and 7%, respectively, resulting from the increase in its fleet size.

Other Revenue

Other revenue of $6.7 million increased $5.0 million, or 301%, from other revenue of $1.7 million for the same period in 2006.  The increase in revenue is primarily attributable to the inclusion of $4.3 million of revenue from Colgan, of which $4.2 million is attributable to essential air services (“EAS”), as discussed in Note 3 to our condensed consolidated financial statements.  The remaining increase is due to a $0.6 million increase in ground handling services provided to Northwest.

Operating Expenses
	Three Months Ended September 30,
	2007	2006	$ Variance	% Variance
	(in thousands)
Operating expenses:
Salaries, wages and benefits	$52,830	$34,567	$18,263	53%
Aircraft maintenance, materials and repairs	22,396	8,691	13,705	158%
Aircraft rentals	35,049	66,031	(30,982)	(47)%
Aircraft fuel	10,856	28,041	(17,185)	(61)%
Other rentals and landing fees	15,307	11,480	3,827	33%
Ground handling services	24,520	21,663	2,857	13%
Commissions and passenger related expense	7,120	900	6,220	691%
Depreciation and amortization	2,449	1,003	1,446	144%
Other	20,196	14,102	6,094	43%
Provision for decreases in losses associated with bankruptcy filings of Northwest and Mesaba	-	(3,537)	3,537	100%
Total operating expenses	$190,723	$182,941	$7,782	4%

Total operating expenses for the three months ended September 30, 2007 increased by $7.8 million and 4%.  The increase relates to the addition of Colgan’s operating expenses and increases in salaries, wages, benefits and other expenses offset by the decrease in operating expenses attributable to the previously discussed decreases in aircraft fuel and aircraft rentals.

Salaries, wages and benefits increased by $18.3 million, or 53%.  The increase is primarily due to $12.3 million in additional salaries, wages and benefits from the acquisition of Colgan.  The remaining increase is due to a 17% increase in Pinnacle’s employees over the same period in 2006.  The increase in Pinnacle’s employees is primarily due to an agreement we entered into with Northwest during the fourth quarter of 2006, under which we provide our own ground handling services at seven additional cities under the ASA, which had previously been handled by Northwest.  In addition, under a separate agreement we agreed to provide ground handling services to Northwest for its flights at six additional cities.

Aircraft maintenance, materials and repairs expense increased approximately $13.7 million or 158%.  Maintenance expense incurred by Colgan accounted for $10.8 million of this increase.  Additionally, Pinnacle incurred $2.0 million of additional heavy check expense during the three months ended September 30, 2007, which was caused by an increase in the number of heavy checks performed as its fleet ages.  The remaining increase is attributable to the increase in Pinnacle’s fleet of CRJ-200 aircraft, which increased 12% year over year.

Aircraft rental expense decreased $31.0 million, or 47%, due to the terms of the amended ASA with Northwest.  Effective January 1, 2007, our monthly lease rates were reduced to rates that approximated market conditions at that time.  As previously noted, we sublease our CRJ-200 aircraft from Northwest under operating leases for aircraft that expire December 31, 2017.  Northwest reimburses in full all rental expense for the CRJ-200 aircraft operated under the ASA.  Aircraft rent reimbursed by Northwest decreased $33.4 million over the same period in 2006.  The decrease in rent reimbursed by Northwest is offset by the rent expense of $2.3 million attributable to Colgan.

Aircraft fuel expense decreased by $17.2 million, or 61%.  Of this decrease, $28.0 million is due to the terms under the ASA with Northwest which provides for Northwest to provide jet fuel to Pinnacle at no cost beginning January 1, 2007.  This decrease is offset by $10.8 million of fuel expense attributable to Colgan.

Other rentals and landing fees increased by $3.8 million, or 33%, primary attributable to the addition of $2.8 million of fees incurred by Colgan.  In addition, Pinnacle’s facilities rent expense increased $0.9 million due to the increase in the number of stations that Pinnacle operates.

Ground handling services increased by $2.9 million, or 13%, due to an increase of $3.3 million attributable to the addition of ground handling expenses incurred by Colgan.  Also contributing to the increase is a 7% increase in the number of departures Pinnacle performed.  These increases were offset by a $1.4 million decrease in ground handling payments to Northwest as a result of the transition of ground handling functions in a number of cities to Pinnacle.

Commissions and passenger related expense increased $6.2 million, primarily due to the addition of Colgan expenses.  This caption is being presented for the first time in 2007, as it represents a material portion of Colgan’s operating expenses.  Colgan has the responsibility of selling its own tickets and incurs costs related to these transactions.  We have not incurred these costs in the past because Northwest handles Pinnacle’s ticket sales.  Also included in this amount are passenger related expenses such as catering expense and interrupted trip expense.

Depreciation increased $1.4 million, or 144%, primarily due to the addition of expense incurred by Colgan.

The $6.1 million, or 43%, increase in other expenses is primarily attributable to $6.1 million in other operating expenses incurred by Colgan and the increase in Pinnacle’s fleet size.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Nonoperating Expense

Net nonoperating income increased by $1.9 million compared to the same period in 2006.  This is primarily attributable to a $1.9 million increase in interest income from our significantly larger short-term investment portfolio.  In addition, interest expense increased by $1.5 million, primarily due to the addition of Colgan’s interest expense.  This increase was offset by the $1.5 million of capitalized interest, primarily related to the acquisition of our Q400 and CRJ-900 aircraft, as discussed in Note 1 to our condensed consolidated financial statements.

Income Tax Expense

For the three months ended September 30, 2007, our income tax expense decreased by $3.7 million, primarily related to the decrease in pre-tax income as compared to the same period in 2006.  In addition, the Company’s effective tax rate decreased 3.2 points primarily due to tax-exempt interest income on our short-term investment portfolio.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Revenues

	Nine Months Ended September 30,
	2007	2006	$ Variance	% Variance
	(in thousands)
Operating revenues
Regional airline services	$568,278	$614,643	$(46,365)	(8)%
Other	17,996	5,460	12,536	230%
Total operating revenues	$586,274	$620,103	$(33,829)	(5)%

Regional Airline Services

Regional airline service revenue of $568.3 million decreased $46.4 million, or 8%, from regional airline services revenue of $614.6 million for the same period in 2006. The decrease in revenue was primarily due to the decrease in revenue associated with expense reimbursements from Northwest and a reduction in the target operating margin from 10% in 2006 to 8% effective January 1, 2007.  The most significant decreases in reimbursable expenses were aircraft fuel and aircraft rent.  Under the ASA, Northwest now provides jet fuel to Pinnacle at no cost, whereas in 2006, jet fuel was a reimbursable expense.  This change resulted in a decrease in revenue of $96.5 million over 2006.  Also under the ASA, our aircraft rental expense has been lowered to a rate that approximates current market rates.  Revenue related to aircraft rent reimbursed by Northwest decreased by $138.3 million over the same period in 2006 as a result of this change.  The decrease in revenue is also attributable to penalties incurred resulting from our first quarter operations, as previously discussed.  As a result of reducing capacity below planned levels, Pinnacle did not meet the required completion factor goal for the six months ended June 30, 2007 under the ASA.  We recorded a performance penalty payable to Northwest of approximately $2.4 million for the six months ended June 30, 2007.  Our decrease in revenue is offset by our increase in revenue related to Colgan of $142.9 million, the increases in our deferred ASA revenue of $16.6 million, and the increases in Pinnacle’s block hours and departures of 6%, resulting from its increase in fleet size.

Other Revenue

Other revenue of $18.0 million increased $12.5 million, or 230%, from other revenue of $5.5 million for the same period in 2006.  The increase in revenue is primarily attributable to the $10.6 million of revenue from Colgan, of which $10.4 million is attributable to EAS, as discussed in Note 3 to our condensed consolidated financial statements.  The remaining increase is due to $2.3 million increase in ground handling services provided to Northwest offset by a decrease of $0.6 million in ARJ ground handling revenue.  The ARJs were removed from Mesaba’s fleet in 2006.

Operating Expenses
	Nine Months Ended September 30,
	2007	2006	$ Variance	% Variance
	(in thousands)
Operating expenses:
Salaries, wages and benefits	$150,392	$104,587	$45,805	44%
Aircraft maintenance, materials and repairs	62,719	26,949	35,770	133%
Aircraft rentals	103,997	198,093	(94,096)	(48)%
Aircraft fuel	26,939	81,953	(55,014)	(67)%
Other rentals and landing fees	44,359	33,954	10,405	31%
Ground handling services	73,236	65,787	7,449	11%
Commissions and passenger related expense	17,935	2,688	15,247	567%
Depreciation and amortization	6,821	2,932	3,889	133%
Other	58,270	38,749	19,521	50%
Provision for decreases increases in losses associated with bankruptcy filings of Northwest and Mesaba	(1,048)	(2,172)	1,124	52%
Total operating expenses	$543,620	$553,520	$(9,900)	(2)%

Total operating expenses for the nine months ended September 30, 2007 decreased by $9.9 million and 2%.  The decrease in operating expenses was primarily attributable to the previously discussed decreases in aircraft fuel and aircraft rentals offset by the impact of the Colgan acquisition and by slight increases in Pinnacle’s salaries, wages and benefits.

Salaries, wages and benefits increased by $45.8 million, or 44%.  The increase is primarily due to $32.7 million in additional salaries, wages and benefits from the acquisition of Colgan. The remaining increase is due to a 17% increase in Pinnacle employees over the same period in 2006.  The increase in Pinnacle’s employees is primarily due to an agreement we entered into with Northwest during the fourth quarter of 2006, under which we will provide our own ground handling services at seven additional cities under the ASA, which had previously been handled by Northwest.  In addition, under a separate agreement we agreed to provide ground handling services to Northwest for its own flights at six additional cities.

Aircraft maintenance, materials and repairs expense increased approximately $35.8 million or 133%.  Maintenance expense incurred by Colgan accounted for $27.3 million of this increase.  Additionally, $1.2 million of maintenance expense related to the refurbishment of the two Saab aircraft previously subleased to Mesaba that will be transitioned into Colgan’s fleet.  As discussed in Note 5 to our condensed consolidated financial statements, this refurbishment expense was previously accounted for as a bankruptcy-related expense.  Additionally, Pinnacle incurred $3.8 million of additional heavy check expense during the nine months ended September 30, 2007, which was caused by an increase in the number of heavy checks performed as its fleet ages.  The remaining increase is attributable to the 12% year over year increase in Pinnacle’s fleet of CRJ-200 aircraft.

Aircraft rental expense decreased $94.1 million, or 48%, due to the terms of the amended ASA with Northwest.  Effective January 1, 2007, our monthly lease rates were reduced to rates that approximated market conditions at that time.  As previously noted, we sublease our CRJ-200 aircraft from Northwest under operating leases for aircraft that expire December 31, 2017.  Northwest reimburses in full all rental expense for the CRJ-200 aircraft operated under the ASA.  Aircraft rent reimbursed by Northwest decreased $101.3 million over the same period in 2006.  The decrease in rent reimbursed by Northwest is offset by the rent expense of $6.4 million attributable to Colgan.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Aircraft fuel expense decreased by $55.0 million, or 67%.  Of this decrease, $81.6 million is due to the terms under the ASA with Northwest which provides for Northwest to provide jet fuel to us at no cost beginning January 1, 2007.  This decrease is offset by $26.7 million of fuel expense attributable to Colgan.

Other rentals and landing fees increased by $10.4 million, or 31%, mainly attributable to the $7.5 million of additional fees incurred by Colgan.  In addition, Pinnacle’s facilities rent expense increased $2.4 million due to the increase in the number of stations that Pinnacle operates.

Ground handling services increased by $7.4 million, or 11%, due to an increase of $9.2 million attributable to the addition of ground handling expenses incurred by Colgan.  The remainder of the increase is due to a 6% increase in the number of departures Pinnacle performed and a change in the mix of cities Pinnacle served.  These increases were offset by a $3.9 million decrease in ground handling payments to Northwest as a result of the transition of ground handling functions in a number of cities to Pinnacle.

Commissions and passenger related expense increased $15.2 million primarily due to the addition of Colgan expenses.  As discussed in Note 1 to our condensed consolidated financial statements, this caption is being presented for the first time in 2007, as it is a material portion of Colgan’s operating expenses.  Because Colgan has the responsibility of selling its own tickets, it incurs costs related to these transactions.  We have not incurred these costs in the past as Northwest handles Pinnacle’s ticket sales.  Also included in this amount are passenger related expenses such as catering expense and interrupted trip expense.

    Depreciation increased $3.9 million, or 133% primarily due to the addition of expense incurred by Colgan.

    The $19.5 million, or 50%, increase in other expenses is primarily attributable to $14.0 million in other operating expenses incurred by Colgan and the increase in Pinnacle’s fleet size.

Nonoperating Expense

Net nonoperating expense increased by $0.8 million compared to the same period in 2006.  The increase was caused by a $3.5 million increase in interest expense, largely attributable to Colgan’s operations offset by $1.5 million of capitalized interest, primarily related to the acquisition of our Q400 and CRJ-900 aircraft, as discussed in Note 1 to our condensed consolidated financial statements.  In addition, we recorded a $4.1 million loss on the sale of our $42.5 million bankruptcy claim against Northwest during the second quarter of 2007.  Offsetting this increase in nonoperating expense is a $6.7 million increase in interest income from our significantly larger short-term investment portfolio.  The increase in our portfolio relates to the investment of proceeds received from the assignment of our Northwest and Mesaba claims.  In addition, miscellaneous income increased by $0.2 million related to gain on sale of fixed assets

Income Tax Expense

For the nine months ended September 30, 2007, our income tax expense decreased by $10.0 million, primarily related to the decrease in pre-tax income as compared to the same period in 2006.  In addition, the Company’s effective tax rate decreased 4.0 points primarily due to tax-exempt interest income on our short-term investment portfolio.

Certain Statistical Information

The following table summarizes certain operational statistics for the periods indicated:
	CRJ			Turboprop
	Three Months Ended September 30,			Three Months Ended September 30,
	2007	2006	Change	2007
Other Data:
Revenue passengers (in thousands)	2,636	2,330	13%	425
Revenue passenger miles (in thousands) (1)	1,230,775	1,110,898	11%	78,475
Available seat miles (in thousands)	1,562,621	1,459,943	7%	164,907
Passenger load factor (2)	78.8%	76.1%	2.7 pts	47.6%
Operating revenue per available seat mile (in cents)	9.64	14.28	(32)%	33.44
Operating cost per available seat mile (in cents)	8.64	12.53	(31)%	33.80
Operating revenue per block hour	$1,340	$1,996	(33)%	$1,561
Operating cost per block hour	$1,201	$1,752	(31)%	$1,578
Block hours	112,378	104,435	8%	35,329
Departures	68,370	63,713	7%	30,049
Average daily utilization (block hours)	8.77	9.15	(4)%	7.95
Average stage length (miles)	461	471	(2)%	185
Number of operating aircraft (end of period)	139	124	12%	49

	CRJ			Turboprop
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007
Other Data:
Revenue passengers (in thousands)	7,477	6,685	12%	1,112
Revenue passenger miles (in thousands) (1)	3,471,275	3,193,715	9%	206,046
Available seat miles (in thousands)	4,528,179	4,173,150	9%	443,782
Passenger load factor (2)	76.7%	76.5%	0.2 pts	46.4%
Operating revenue per available seat mile (in cents)	9.79	14.86	(34)%	32.20
Operating cost per available seat mile (in cents)	8.86	13.26	(33)%	32.07
Operating revenue per block hour	$1,347	$1,997	(33)%	$1,513
Operating cost per block hour	$1,219	$1,783	(32)%	$1,507
Block hours	329,201	310,503	6%	94,433
Departures	199,598	188,031	6%	79,982
Average daily utilization (block hours)	8.79	9.17	(4)%	7.36
Average stage length (miles)	460	471	(2)%	184
Number of operating aircraft (end of period)	139	124	12%	49
(1) Revenue passenger miles represents the number of miles flown by revenue passengers.
(2) Passenger load factor equals revenue passenger miles divided by available seat miles.
(3) The Company purchased Colgan on January 18, 2007, as discussed in Note 2 to our condensed consolidated financial statements. The “nine months ended” for turboprops implies the period from the date of purchase of
Colgan through September 30, 2007. We did not operate turboprops during 2006.

The Company had 5,402 employees as of September 30, 2007, an increase of 52% over the 3,554 employees as of September 30, 2006.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources

As of September 30, 2007, we had $245.2 million of cash and short-term investments, comprised of $5.9 million in cash and cash equivalents and $239.3 million in short-term investments.   Our balance of cash and short-term investments was impacted by the timing of our September month-end payment from Northwest.  Our September 30th payment of $21.4 million was received on October 1 as a result of September 30 falling on a weekend.

On January 3, 2007, we assigned an aggregate of $335 million of our $377.5 million stipulated unsecured claim against Northwest to several third parties for aggregate proceeds of approximately $283 million, net of expenses.  We received the proceeds from this sale on January 23, 2007.  On June 29, 2007 we assigned the remaining $42.5 million of our claim for proceeds of $27.7 million. The sale of our claim is subject to federal and state income taxation, and we expect to make estimated tax payments of approximately $101 million on this sale in 2007.  We have paid $74 million of these estimated tax payments through the third quarter of 2007.

Contractual obligations. The following chart details our debt and lease obligations at September 30, 2007 (in thousands):

	Payments Due by Period

	2007(1)	2008	2009	2010	2011	Thereafter	Total
Contractual obligations:
Debt (2)	$5,071	$6,748	$5,415	$2,574	$1,234	$121,788	$142,830
Interest payments on debt	1,031	5,791	4,580	4,190	4,047	53,175	72,814
Pre-delivery payment financing facilities	5,486	29,525	-	-	-	-	35,011
Aircraft purchase commitments	107,175	471,243	22,037	-	-	-	600,455
Bank line of credit	-	8,375	-	-	-	-	8,375
Capital leases	385	1,511	1,305	1,309	776	877	6,163
Operating leases	38,006	138,116	131,931	129,622	128,982	713,293	1,279,950
Purchase obligations (3)	6,641	20,939	675	134	-	-	28,389
Total contractual cash obligations	$163,795	$682,248	$165,943	$137,829	$135,039	$889,133	$2,173,987

(1)	Contractual obligations for the remainder of 2007.
(2)
The Company’s $121 million 3.25% senior convertible notes due 2025 (the “Notes”) did not meet the requirements in the third quarter 2007 to be convertible in the fourth quarter 2007.  As a result, the Notes are classified as a noncurrent liability on the Company’s condensed consolidated balance sheet at September 30, 2007, and are included above in the thereafter column.  Amounts for 2007 and 2008 include $2.5 million and $2.5 million, respectively, for short-term notes payable for the purchase of Colgan (see Note 2 and Note 7 to our condensed consolidated financial statements for further discussion).

(3)
Amounts represent $6.4 million for the purchase of two aircraft hangars in 2007 (as discussed in Note 2 to our condensed consolidated financial statements) in 2007, the $20.0 million purchase of our Preferred Share in 2008, and noncancelable commitments to purchase goods and services, including certain aircraft parts and information technology software and equipment.

The table above excludes $16.8 million related to the reserves for uncertain tax positions because we are unable to make reasonably reliable estimates of the timing of any potential settlement or resolution with the respective taxing authority.  The amounts noted above for operating leases include $1.2 billion of obligations for leased CRJ-200 aircraft from Northwest.  We are reimbursed by Northwest in full for CRJ-200 aircraft rental expense under the ASA.  For a more detailed discussion of operating leases, refer to Note 8 to our condensed consolidated financial statements.

In February 2005, we issued $121.0 million principal amount of our 3.25% senior convertible notes due 2025.  The Notes bear interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year.  The Notes are convertible into a combination of cash and common stock at a conversion price of approximately $13.22.  The Notes are convertible in any quarter subsequent to a quarter in which the closing price of our common stock exceeds $15.86 for 20 of the last 30 trading days.  This condition was met during the first and second quarters of 2007, causing the Notes to become convertible at the option of each Note holder during the second and third quarters of 2007.  This condition was not met during the third quarter of 2007, and subsequently the Notes are not convertible at this time.  No holders of the Notes tendered their notes for conversion during the second and third quarters of 2007.  Although the Notes have been convertible and will possibly be convertible during future periods, we do not expect a significant number of holders of the Notes to tender for conversion because the Notes generally trade at values higher than the fair value of the common stock and cash they can be converted into due to the option value imbedded in each Note.  Nonetheless, in any period the holders have the right to exercise the conversion option, the Notes’ $121.0 million par value will be classified as a current liability in our balance sheet.

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

On April 27, 2007, Delta Air Lines assigned to us its rights to purchase 16 CRJ-900 aircraft from Bombardier, Inc.  We will take delivery of these aircraft between October 2007 and February 2009.  Under the related capacity purchase agreement that we entered into with Delta, Delta may also require us to purchase an additional seven CRJ-900 aircraft to operate in the Delta system.

Our aggregate purchase commitment for non-cancelable aircraft orders with Bombardier for both the Q400 aircraft and the CRJ-900 aircraft is approximately $663 million.  In addition to our purchase commitments, we are required to make pre-delivery payments to Bombardier, which are refunded to us upon the delivery of the aircraft.  During September and October 2007, we executed two pre-delivery payment financing facilities (the “PDP Facilities”) to provide borrowings to fund our pre-delivery payment commitments to Bombardier.  As each aircraft is delivered to us (and the associated pre-delivery payments are refunded by Bombardier), we will repay the associated borrowings under the PDP Facilities.

We currently expect to finance the purchase of all 31 aircraft using a combination of internal capital resources and debt financing.  We have obtained commitments from a third party to borrow approximately $560 million of the aggregate $663 million aircraft purchase price for a term of 15 years from the delivery date of each aircraft.  We expect to fund the remaining approximately $103 million from internal capital resources.

To reduce the financial risk associated with changes in long-term interest rates over the next 15 months while we take delivery of the Q400 and CRJ-900 aircraft, we initiated a cash flow hedging program on July 30, 2007.  The program consists of interest rate swaps whereby we agree to pay a fixed interest rate and receive the six-month LIBOR rate.  The swaps will be cash settled when the permanent financing is obtained at the time we take delivery of the aircraft.  As of November 1, 2007, we have hedged approximately $315 million or 56% of the $560 million we expect to finance.  The average hedged interest rate is approximately 7.12%.  Should interest rates change by 50 basis points before we take delivery, and assuming that we do not hedge the anticipated debt on the remaining firm noncanceable aircraft, aggregate interest expense in the first year of financing would change by approximately $1.4 million.

We also expect to purchase inventory and spare engines for our new CRJ-900 and Q400 aircraft totaling approximately $22 million.  We expect to use internal resources and financing from the engine manufacturers or third parties to fund these inventory and spare engine purchases.

As part of the Colgan acquisition, we agreed to purchase two aircraft hangars for a purchase price of $6.4 million from one of Colgan’s selling shareholders.  We expect to close this purchase during 2007, and further expect to finance the majority of the purchase price with a mortgage from a commercial bank.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The IRS is currently examining our tax records for years 2003 through 2006.  The IRS has proposed adjustments related to certain key transactions that we undertook during those periods.  The adjustments would increase our tax liability for these periods by approximately $33 million (net of offsetting timing differences within these periods).  We have filed a formal protest with respect to these proposed adjustments and are awaiting the start of an administrative appeal process within the IRS.  We continue to believe that the tax positions we have taken are appropriate and in compliance with tax law and regulations.  Although we believe our tax positions are appropriate, we have recorded reserves totaling $16.8 million.  While we believe our reserves are adequate for each identified issue, our liquid assets would be significantly reduced if we are ultimately required to make payments to the IRS for the taxes and related interest and penalties associated with these proposed adjustments.

Operating activities. Net cash provided by operating activities was $277.0 million during the nine months ended September 30, 2007. This was due primarily to the $270.7 million increase in deferred revenue, which was primarily comprised of the approximately $311 million of proceeds received from the assignment of our Northwest claims, offset by the elimination of our pre-petition receivables balance of approximately $42 million.

Net cash provided by operating activities was $2.6 million during the nine months ended September 30, 2006. This was due primarily to cash provided by net income of $41.0 million, offset by changes in operating assets and liabilities, primarily accounts receivable, of $41.9 million.

Investing activities.  Cash used for investing activities for the nine months ended September 30, 2007 was $257.8 million.  This was primarily attributable to net purchases of short-term investments in marketable debt securities of $166.6 million, $70.4 million in pre-delivery payments for the Q400 and CRJ-900 aircraft and purchases of property and equipment of $13.2 million.  In addition, the acquisition of Colgan decreased cash by $8.3 million, net of cash acquired.

Cash used for investing activities for the nine months ended September 30, 2006 was $15.8 million, primarily related to the net purchase of $13.2 million of short-term investments in marketable debt securities and purchases of property and equipment of $2.6 million.

We have undertaken a project to replace our maintenance, financial reporting, enterprise resource planning and human resource information systems during 2007.  This system implementation will require a significant expenditure for new software, implementation consultants, and internal resources.  We will invest approximately $4.4 million to complete this project during the fourth quarter of 2007 and the first half of 2008.  Inclusive of this software implementation project and the previously discussed investments in inventory and spare engines for our new aircraft fleets, we expect total capital expenditures for the fourth quarter of 2007 to be approximately $17 to $18 million.  We are expecting to fund these expenditures with cash flows generated from our operations.

Financing activities. Cash used in financing activities for the nine months ended September 30, 2007 totaled $14.0 million, which relates to the receipt of the proceeds from the pre-delivery payment facility of $35.0 million and proceeds from the exercise of stock options of $2.9 million, offset by $16.4 million of principal payments on debt obligations and $0.7 million of payments made on capital leases.  In addition, we purchased $35.2 million of treasury shares as part of our share repurchase program.

Cash used in financing activities for the nine months ended September 30, 2006 totaled $17.0 million, which related to the repayment of the line of credit with First Tennessee Bank.  That line of credit expired in June 2006.

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

Commodity Price Risk

We have exposure to certain market risks associated with our aircraft fuel.  Aviation fuel expense is a significant expense for any air carrier and even marginal changes in the cost of fuel greatly affect a carrier’s profitability.  Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply.  However, our ASA with Northwest requires that Northwest provide fuel at no charge to our Pinnacle subsidiary, thereby reducing our overall exposure to fuel price fluctuations.  For the year ended December 31, 2006, we bore no fuel price risk because 100% of our fuel requirements were associated with this contract.  However, with the acquisition of Colgan in January 2007, the Company’s code share agreements with US Airways, Continental, and United Airlines expose the Company to fuel price increases.  Our agreement with Continental provides for an adjustment to the pro-rated revenue we received from Continental based on projected changes in fuel prices.  For the projected annualized fuel consumption related to these agreements, each one percent change in the price of jet fuel amounts to an approximate $0.4 million change in annual fuel costs.

Interest Rate Risk

Aircraft financing. As discussed in Note 15 to our condensed consolidated financial statements, we currently intend to finance approximately $560 million of the approximately $663 million purchase price for the 15 Q400 and 16 CRJ-900 aircraft we are acquiring.  The aircraft financing commitment provides that we elect either a fixed or floating interest rate option prior to each drawdown to occur upon delivery of each aircraft.  The floating rate option is based upon a spread over the six month LIBOR.  The fixed rate option would be computed by converting the floating rate to a fixed rate equivalent based upon published “swap” rates for debt with a maturity closest to the weighted average life of the debt.

To reduce the financial risk associated with changes in long-term interest rates over the next 15 months while we take delivery of the Q400 and CRJ-900 aircraft, we initiated a cash flow hedging program on July 30, 2007.  The program consists of interest rate swaps whereby the Company agrees to pay a fixed interest rate and receives the six month LIBOR rate.  The swaps will be cash settled when the permanent financing is obtained at the time we take delivery of the aircraft.  As of November 1, 2007, we have hedged approximately $315 million or 56% of the $560 million we expect to finance.  Should interest rates change by 50 basis points before we take delivery, and assuming that we do not hedge the anticipated debt on the remaining firm noncanceable aircraft, aggregate interest expense in the first year of financing would change by approximately $1.4 million.  See Note 9 to our condensed consolidated financial statements for additional information about our cash flow hedging program.

Investment income.  Our earnings are affected by fluctuations in interest rates due to the impact those changes have on our interest income from short-term investments.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.  Based on our current balance of short-term investments, a 50 basis point change in interest would result in an increase or decrease in annual investment income of approximately $1.2 million.  See Note 14 to our condensed consolidated financial statements for additional information about short-term investments.

Senior convertible notes. While we pay interest on the Notes at a fixed rate of 3.25%, the fair value of the Notes is sensitive to changes in interest rates and to changes in the market price of our common stock.  Interest rate changes may result in increases or decreases in the fair value of the Notes due to differences between market interest rates and rates in effect at the inception of the obligation.  The fair value of the Notes may also increase or decrease with differences between the current market price of our common stock and the market price on the original issuance date of the Notes.  Unless we elect to repurchase our Notes in the open market, changes in their fair value have no impact on our condensed consolidated financial statements as a whole. The estimated fair value of the Notes on October 26, 2007 was approximately $158.8 million, based on quoted market prices.

Item 4.  Controls and Procedures

The Company, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Except as discussed below, there has been no change in our internal control over financial reporting during the nine months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect the our internal control over financial reporting.

As previously discussed, on January 18, 2007, the Company acquired Colgan.  Refer to Note 2 in our condensed consolidated financial statements for more information of this event.  The acquisition of Colgan had a material effect on the Company’s internal control over financial reporting.  The revenue attributable to Colgan’s operations for the three and nine months ended September 30, 2007 was 27% and 24%, respectively, of our total revenues.  The assets attributed as of September 30, 2007 are 21% of our total assets.  However, this business will be excluded from management’s annual assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (b)
Balance at July 1, 2007	1,483,900	$18.32	1,483,900	$2,777,745

July 1, 2007-July 31, 2007	146,632	18.91	146,632	10,000,006	(c)

August 1, 2007 – August 31, 2007	245,500	15.95	245,500	6,077,010

September 1, 2007 – September 30, 2007	82,000	15.63	82,000	4,793,287

Total	1,958,032	$17.95	1,958,032	$4,793,287	(c)
a - Average price paid per share excludes commissions.
b - On May 14, 2007, the Board of Directors authorized a share repurchase program, whereby the Company may repurchase up to an aggregate of $30 million of its outstanding shares. The Company purchased over 1.6 million of its outstanding shares through July 3, 2007, thereby exhausting the allocated funds.

c - On August 8, 2007, the Board of Directors authorized a $30 million increase in the Company’s existing share repurchase program, $20 million of which was contingent upon obtaining certain financings. The Company met these requirements on October 3, 2007, thereby increasing the maximum approximate dollar value that may yet be purchased under the plan to $24.8 million.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Part II.  Other Information

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

10.31†	Form of Indemnity Agreement between Pinnacle Airlines Corp. and its directors and officers (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2006)
10.32	Assignment of Claim Agreement between Pinnacle Airlines, Inc. and Goldman Sachs Credit Partners, L.P., dated as of October 5, 2006
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

10.60*	Capacity Purchase Agreement between Continental Airlines, Inc., Pinnacle Airlines Corp. and Colgan Air, Inc., dated as of February 2, 2007
10.61**	Purchase Agreement between Bombardier Inc. and Pinnacle Airlines Corp., relating to the purchase of twenty-five (25) Bombardier Q400 series aircraft, dated as of February 17, 2007
10.65*	Delta Connection Agreement among Delta Air Lines, Inc., Pinnacle Airlines Corp. and Pinnacle Airlines, Inc., dated as of April 27, 2007
10.66**	Assignment and Assumption Agreement by and among Delta Air Lines, Inc., Pinnacle Airlines, Inc., Pinnacle Airlines Corp., and Bombardier Inc., dated as of April 26, 2007
10.67**	Purchase Agreement between Bombardier Inc. and Pinnacle Airlines, Inc, relating to the purchase of sixteen (16) Bombardier CRJ-900 series aircraft, dated as of April 26, 2007

Part II.  Other Information

Exhibit
Number                  Description
10.99.1#	Promissory Note issued by Pinnacle Airlines, Inc. to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.2#	Guarantee of Promissory Note issued by registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.3#	Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
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

PINNACLE AIRLINES CORP.
By:	/s/ Philip H. Trenary
Philip H. Trenary
Date: November 2, 2007	President and Chief Executive Officer

By:	/s/ Peter D. Hunt
Peter D. Hunt
Date: November 2, 2007	Vice President and Chief Financial Officer