Form 10-K
period 2007-12-31
PINNACLE AIRLINES CORP
filed 2008-03-17
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number 001-31898
PINNACLE AIRLINES CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0376558 (I.R.S. Employer Identification No.)

1689 Nonconnah Blvd, Suite 111 Memphis, Tennessee (Address of principal executive offices)	38132 (Zip Code)

901-348-4100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	Nasdaq National Market
Securities registered pursuant to section 12 (g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]	No [ X ]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]	No [ X ]

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $377 million as of June 30, 2007.

As of March 14, 2008, 17,952,907 shares of common stock were outstanding.

Documents Incorporated by Reference

Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2007.

Table of Contents
(continued)

Part I
Item 1. Business

    Pinnacle Airlines Corp. and its wholly owned subsidiaries, Pinnacle Airlines, Inc. and Colgan Air, Inc., are collectively referred to in this report as the “Company,” “we”, and “us” except as otherwise noted.  Pinnacle Airlines Corp. will be referred to as “PNCL.”  Our subsidiaries will be referred to as “Pinnacle” for Pinnacle Airlines, Inc. and “Colgan” for Colgan Air, Inc., and collectively as “our subsidiaries.”  Northwest Airlines Corporation and its subsidiaries are collectively referred to as “Northwest.”  US Airways Group, Inc. and its subsidiaries are collectively referred to as “US Airways.”  Continental Airlines, Inc. and its subsidiaries are collectively referred to as “Continental.”  United Air Lines, Inc. and its subsidiaries are collectively referred to as “United.”  Delta Air Lines, Inc. and its subsidiaries are collectively referred to as “Delta.”

Our Company

PNCL, a Delaware corporation, is a holding company that operates two independent, wholly owned subsidiaries, Pinnacle Airlines, Inc. and Colgan Air, Inc.  As of December 31, 2007, we had two reportable segments consisting of Pinnacle Airlines, Inc. and Pinnacle Airlines Corp. (the “Pinnacle Segment”) and Colgan Air, Inc. (the “Colgan Segment”).

Pinnacle operates an all-regional jet fleet providing regional airline capacity to Northwest as a Northwest Airlink carrier at its hub airports in Detroit, Minneapolis/St. Paul and Memphis, and to Delta as a Delta Connection carrier at its hub airport in Atlanta.  At December 31, 2007, Pinnacle operated a jet fleet of 137 Canadair Regional Jet (‘‘CRJ’’)-200 aircraft as a Northwest Airlink carrier with approximately 770 daily departures to 115 cities in 36 states and four Canadian provinces.  Pinnacle operated one CRJ-900 aircraft as a Delta Connection carrier with approximately six daily departures to four cities in four states.

Colgan operates an all turboprop fleet under revenue pro-rate agreements with Continental, United and US Airways, and also provides regional airline capacity to Continental under a capacity purchase agreement.  Colgan’s operations are focused primarily in the northeastern United States and in Texas.  As of December 31, 2007, Colgan offered approximately 270 daily departures and operated 11 Saab 340 aircraft as Continental Connection from Continental’s hub airport in Houston, six Saab 340 aircraft as United Express at Washington-Dulles, and six Beech 1900 aircraft and 20 Saab 340 aircraft as US Airways Express, with hub locations at New York–LaGuardia, Pittsburgh and Washington–National.

Operating Strategy

Pinnacle serves as our platform for regional jet operations.  Historically, we have operated CRJ-200 aircraft as Northwest Airlink, providing Northwest with cost-efficient, highly reliable operations.  During 2007, we entered into an agreement with Delta to operate 16 CRJ-900 aircraft as a Delta Connection carrier.  We began these operations December 1, 2007 and will continue taking delivery of CRJ-900s throughout 2008 and early 2009.  Pinnacle’s unit cost continues to be one of the most competitive in the regional airline industry.

PNCL acquired Colgan in January 2007, which now serves as our platform for turboprop operations.  Colgan has traditionally operated as US Airways, United and Continental under revenue pro-rate agreements, and utilized smaller turboprop aircraft such as the Saab 340 and Beech 1900.  Shortly after acquiring Colgan, we entered into a capacity purchase agreement with Continental to begin flying the next generation Q400 turboprop aircraft as Continental Connection out of Continental’s global gateway hub at Newark Liberty International Airport.  The Q400 offers superior operating performance while operating more efficiently than most regional jets.  Colgan began Q400 operations in February 2008.

Item 1. Business

Our Operating Contracts

Our operating contracts fall under two categories: capacity purchase agreements (“CPA”) and revenue pro-rate agreements.  The following represents the percentage of our regional airline services revenue for the year ended December 31, 2007 derived under each contract type and by code-share partner:

	Percentage of Regional Airline Services Revenue
Code-Share Partner	Capacity Purchase Agreements	Pro-Rate Agreements	Total
Northwest Airlines	75.1%	-	75.1%
US Airways	-	12.3%	12.3%
Continental Airlines	-	6.8%	6.8%
United Air Lines	-	3.8%	3.8%
Delta Air Lines	0.2%	-	0.2%
Essential Air Services	-	1.8%	1.8%
Total	75.3%	24.7%	100.0%

Capacity Purchase Agreements.  Our preferred contractual relationships with major airlines are structured as capacity purchase arrangements.  Under capacity purchase agreements, our major airline partners purchase our flying capacity by paying pre-determined rates for specified flying, regardless of the number of passengers on board or the amount of revenue collected.  These arrangements typically include incentive payments that are paid if we meet certain operational performance measures.  Additionally, certain operating costs such as fuel, insurance premiums, ground handling and others are reimbursed or provided directly by the partner, which eliminates our risk associated with a change in the price of these goods or services.  We believe the capacity purchase model reduces our financial risk and enables us to focus on operating our business with the highest standards, while maximizing the efficiencies of the business that we provide to our partners.  Therefore, we plan to grow the percentage of our revenue derived from these types of agreements by working to structure new business with capacity purchase terms.

Pinnacle’s Amended and Restated Airline Services Agreement with Northwest (the “ASA”) and its Delta Connection Agreement (the “DCA”) are both structured as capacity purchase agreements.  In addition, Colgan’s Q400 operations for Continental are under a capacity purchase agreement (the “Continental CPA”).

Under our CPA’s, most costs we incur are classified as one of the following:

•	Reimbursed – Those costs that are reimbursed to the full extent of the actual cost, plus any applicable margin.
•
Rate-based – We receive payments for each block hour and departure we provide.  These payments are designed to cover all of our expenses incurred with respect to the CPA that are not covered by the reimbursement payments, including overhead costs.

•	Excluded – Services that are provided by or paid for directly by the code-share partner. These costs do not appear on our financial statements.

Item 1. Business

    The following is a summary of the treatment of certain costs under the three CPA’s.

	Continental CPA	Delta DCA	Northwest ASA
Labor costs	Rate-Based	Rate-Based	Rate-Based
Line maintenance	Rate-Based	Rate-Based	Rate-Based
Heavy maintenance	Rate-Based	Reimbursed(2)	Reimbursed
Landing fees / station costs	Reimbursed	Reimbursed	Rate-Based
Other (G&A and training)	Rate-Based	Rate-Based	Rate-Based
Non-aircraft depreciation	Rate-Based	Rate-Based	Rate-Based
Property taxes	Rate-Based	Reimbursed	Reimbursed
Fuel	Excluded	Excluded	Excluded
Facility rentals	Excluded(1)	Excluded(1)	Rate-Based
Ground handling	Excluded(1)	Excluded(1)	Rate-Based
Aircraft ownership	Rate-Based	Reimbursed(2)	Reimbursed
Aviation insurance	Reimbursed	Reimbursed	Reimbursed

(1)
Ground handling and airport facilities are provided free of charge unless Delta or Northwest asks us to perform ground handling in a station.  In these instances, we are compensated based upon negotiated ground handling rates.

(2)
These costs are both subject to a cap and adjusted downward should actual expenses incurred be less than the rate–based payments received.  Aircraft ownership cost include principal and interest payments on debt.

Revenue Pro-rate Agreements.  When PNCL purchased Colgan in January 2007, its existing contracts were structured as revenue pro-rate code-share agreements, which allowed for Colgan to market its operations under its partners’ brands.  Under these agreements, Colgan generally manages its own inventory of unsold capacity and sets fare levels in the local markets that it services.  Colgan retains all of the revenue for passenger flying within Colgan’s local markets and not connecting to its partners’ flights.  For connecting passengers, the passenger fare is pro-rated between Colgan and its major airline partner, generally based on the distance traveled by the passenger on each segment of the passenger’s trip.  Under these agreements, Colgan bears the risk associated with fares, passenger demand, and competition within its markets.  Colgan incurs all of the costs associated with operating these flights, including those costs typically reimbursed or paid directly by the major airline under a capacity purchase agreement. In some instances, Colgan has the ability to earn incentive-based revenue should it achieve specified performance metrics.

Colgan’s revenue pro-rate agreement with Continental also contains a connecting passenger incentive designed to maintain a base level of profitability in the Houston markets that Colgan serves.  The connect incentive can be a payment from or a payment to Continental, depending on load factors, and is designed to create a more stable income level in these markets that could otherwise not be supported under a traditional revenue pro-rate agreement.  The connect incentives are adjusted twice a year for changes in fuel prices and station/passenger related costs.

In addition to operating its flights under revenue pro-rate code-share agreements, Colgan also operates some flights within its United Express and US Airways Express networks under its Essential Air Service (“EAS”) contracts with the Department of Transportation (“DOT”).  The EAS program provides a federal government subsidy within certain small markets that could not otherwise sustain commercial air service because of limited passenger demand.

Item 1. Business

Pinnacle’s Agreements with Major Airlines

Northwest Airlink Airline Services Agreement

Pinnacle provides regional jet service to Northwest as a Northwest Airlink carrier under the ASA.  The ASA was amended and restated effective January 1, 2007 and expires in December 2017.  At the end of its term in 2017, the ASA automatically extends for additional five-year periods unless Northwest provides notice to us two years prior to the termination date that it does not plan to extend the term.

Our ASA with Northwest provides for the following payments:

Reimbursement payments: We receive monthly reimbursements for all expenses relating to: basic aircraft and engine rentals; aviation liability, war risk and hull insurance; third-party deicing services; CRJ third-party engine and airframe maintenance; hub and maintenance facility rentals; passenger security costs; ground handling in cities where Northwest has ground handling operations; Detroit landing fees and property taxes.  Other than credit risk with respect to Northwest’s reimbursement of these costs, we have no financial risk associated with cost fluctuations in these items.

Payments based on pre-set rates: We are entitled to receive semi-monthly payments for each block hour and departure we provide to Northwest and a monthly fixed cost payment based on the size of Pinnacle’s fleet under the ASA.  The term “block hours” refers to the elapsed time between an aircraft leaving a gate and arriving at a gate.  These payments are designed to cover all of our expenses incurred with respect to the ASA that are not covered by the reimbursement payments, including overhead costs.  The substantial majority of these expenses relate to labor costs, ground handling costs in cities where Northwest does not have ground handling operations, landing fees in cities other than Detroit, overhead and depreciation. These rates will be in effect (subject to indexed annual inflation adjustments) until 2013, when the rates will be reset.

Margin payments: We receive a monthly margin payment based on the revenues described above calculated to achieve a target operating margin. The target operating margin is 8% for 2007 and future years, and was 10% for 2006 and 2005. Our margin payments for 2007, 2006, and 2005 were subject to a ceiling and a floor.  Beginning January 1, 2008, Northwest will not guarantee Pinnacle’s minimum operating margin, although we will still be subject to a margin ceiling above the revised target operating margin.  If Pinnacle’s actual operating margin for any year beginning with 2008 exceeds the 8% target operating margin but is less than 13%, Pinnacle will make a year-end adjustment payment to Northwest in an amount equal to half of the excess above 8%.  If Pinnacle’s actual operating margin for any year beginning with 2008 exceeds 13%, Pinnacle will pay Northwest all of the excess above 13%.

The ASA provides that we will be required to allocate our overhead to the extent that we establish operations with another major airline.  Upon reaching a certain level of operations outside of our ASA, and to the extent that we have realized a cost savings benefit from combining overhead in such outside operations, we will negotiate an overhead sharing rate reduction  The method of allocation, timing and extent of Northwest’s rate reduction have not yet been determined.  To the extent that we cannot agree on the amount of a rate reduction with Northwest to share any overhead, the parties have agreed to pursue binding arbitration to determine the rate reduction.

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

Item 1. Business

Northwest may terminate the ASA at any time for cause, which is defined as:

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

1)	an FAA order grounding all commercial flights or all air carriers or grounding a specific aircraft type of all carriers,
2)	a scheduling action by Northwest or
3)	Northwest’s inability to perform its obligations under the ASA as a result of a strike by Northwest employees.

Northwest may also terminate the agreement at any time upon our bankruptcy or for any breach of the agreement by us that continues uncured for more than 30 days after we receive notice of the breach.  Provided that in the case of a non-monetary default, Northwest may not terminate the agreement if the default would take more than 30 days to cure and we are diligently attempting to cure the default.  In addition, both Northwest and we are entitled to seek an injunction and specific performance for a breach of the agreement.  In addition, in the case of any other termination of the ASA, Northwest will have the right to require us:

•	to terminate all leases, subleases and agreements with Northwest;
•
to assign, or use our best efforts to assign to Northwest, subject to some exceptions, any leases with third parties for facilities at airports to which we primarily fly scheduled flights on behalf of Northwest;

•
to sell or assign to Northwest facilities and inventory then owned or leased by us and used primarily for the services we provide to Northwest for an amount equal to the lesser of fair market value or depreciated book value of those assets.

In general, we have agreed to indemnify Northwest and Northwest has agreed to indemnify us for any damages caused by any breaches of our respective obligations under the ASA or caused by our respective actions or inaction under the ASA.

Delta Connection Agreement

On April 27, 2007, we entered into the DCA, a ten-year capacity purchase agreement with Delta Air Lines to operate 16 CRJ-900 aircraft as a Delta Connection Carrier.  The first aircraft was delivered in October 2007 and scheduled service began December 1, 2007.  We currently operate five CRJ-900 aircraft under the DCA.  The remaining CRJ-900 aircraft will continue to be delivered through January 2009.  The DCA allows Delta to have the option to add an additional seven CRJ-900 aircraft to the fleet.

The DCA provides for Delta to pay pre-set rates based on the capacity we provide to Delta.  We are responsible for the costs of flight crews, maintenance, dispatch, aircraft ownership and general and administrative costs.  In addition, Delta reimburses us for certain pass-through costs, including landing fees, most station-related costs and aircraft hull and general liability insurance.  In most instances, Delta will provide fuel and ground handling services free of charge.  We earn incentive payments (calculated as a percentage of the payments received from Delta) if we meet certain performance targets.  The DCA also provides for reimbursements to Delta annually to the extent that our actual pre-tax margin on our Delta Connection operations exceeds certain thresholds.

Item 1. Business

Colgan’s Agreements with Major Airlines

Continental Connection Capacity Purchase Agreement

On February 5, 2007, we entered into the Continental CPA under which Colgan will operate 15 Q400 turboprop aircraft predominantly out of Continental’s hub at Newark Liberty International Airport.  The Q400 is configured with 74 passenger seats.  We began operations on February 4, 2008, and currently operate four Q400 aircraft under the Continental CPA.  We will take delivery of the remaining Q400 aircraft through June 2008.  Continental also has the option to elect by April 1, 2008 to cause us to purchase 15 additional Q400 aircraft to be operated under the Continental CPA at a future date.  The term of the Continental CPA is ten years.

The Continental CPA provides that we are compensated at pre-set rates for the capacity that we provide to Continental.  We are responsible for our own expenses associated with flight crews, maintenance, dispatch, aircraft ownership and general and administrative costs.  In addition, Continental reimburses us without a markup for certain reconciled costs, such as landing fees, most other station-related costs, aircraft hull and passenger liability insurance (provided that our insurance rates do not exceed those typically found at other Continental regional airline partners) and passenger related costs.  Continental will also provide fuel and ground handling services at its stations to us at no charge.  Continental may request that we provide ground handling for our flights at certain stations; in this event we will be compensated at a predetermined rate for these ground handling services.  The Continental CPA also provides for the ability to earn additional incentive-based revenue based upon achieving operational and financial performance targets.

The Continental CPA provides for a rate reduction to Continental to the extent that we begin operating Q400 aircraft for another major airline.  The rate reduction is designed to share the overhead burden associated with the Q400 aircraft across all of our potential Q400 operations and is only applicable for the first 15 aircraft that we add with another airline.

Continental Connection Pro-Rate Agreement

We operate 11 Saab 340 aircraft based in Houston, Texas under a code-share agreement with Continental (the “Continental Agreement”).  Colgan entered into the Continental Agreement in January 2005 for a term of five years.  The Continental Agreement is structured as a pro-rate agreement for which we receive all of the fares associated with local passengers and an allocated portion of the connecting passengers’ fares.  We pay all of the costs of operating the flights, including sales and distribution costs.  However, we also receive connect incentive payments from Continental for passengers connecting from Colgan operated flights to any flights operated by Continental or its other code-share partners at Houston/George Bush Intercontinental Airport.  The connect incentive payments are designed to maintain a base level of profitability in the markets that we fly out of Houston, and can result in a payment to us or from us depending on our passenger load factor in these markets.  The connect incentives are modified every six months to adjust for prospective modifications in fuel price and certain station expenses.

US Airways Express Agreement

We operate 20 Saab 340 aircraft and six Beech 1900D aircraft under a code-share agreement with US Airways (the “US Airways Agreement”).  Colgan entered into the US Airways Agreement in 1999 to provide passenger service and cargo service under the name “US Airways Express.”  The US Airways Agreement provides us use of the US Airways flight designator code to identify flights and fares in computer reservations systems, permits use of logos, service marks, aircraft paint schemes, and uniforms similar to US Airways and coordinated scheduling and joint advertising.  The US Airways Agreement is structured as a revenue pro-rate agreement for which we receive all of the fares associated with our local passengers and an allocated portion of connecting passengers’ fares.  We pay all of the costs of operating the flights, including sales and distribution costs.  We control all scheduling, inventory and pricing for each local market we serve.  The current US Airways Agreement became effective on October 1, 2005 under terms similar to the 1999 agreement and has a three-year term.

Item 1. Business

The US Airways Agreement provides US Airways first right of initial refusal should the Company receive an offer to purchase or lease slots at Ronald Reagan National Airport in Washington, D.C. or LaGuardia International Airport in New York, New York or an offer to purchase any portion of an equity interest in Colgan, except for stock sale or transfer between former Colgan shareholders and their families.  US Airways waived its right of first refusal to purchase Colgan prior to PNCL’s acquisition of Colgan.

United Express Agreement

In October 2003, Colgan entered into a code-share agreement with United Air Lines to include the United Air Lines flight designator code on all United flights operated by Colgan.  In October 2005, Colgan entered into a separate code-share agreement with United to provide services as a United Express carrier (the “United Agreement”).  Colgan currently operates six Saab 340 aircraft under the name “United Express.” We are in the process of transitioning nine markets currently operated from Pittsburgh under our US Airways agreement to markets originating from Washington/Dulles under the United Agreement.  The United Agreement expires on December 31, 2008 and is structured as a pro-rate agreement for which we receive all of the fares associated with local passengers and an allocated portion of the connecting passengers’ fares.  We pay all of the costs of operating the flights, including sales and distribution costs.  We control all scheduling, inventory and pricing for each local market we serve.

Employees

As of December 31, 2007, PNCL, Pinnacle and Colgan had 106, 4,008 and 1,202 employees, respectively.  Flight attendants and ground operations agents included 203 and 941 part-time employees, respectively. The part-time employees work varying amounts of time, but typically are half-time or less employees. The follow table details the number of employees by group:

Employee Group	Pinnacle Airlines Corp.	Pinnacle Airlines, Inc.	Colgan Air, Inc.	Total
Pilots	-	1,197	397	1,594
Flight attendants	-	697	193	890
Ground operations personnel	-	1,412	268	1,680
Mechanics and other maintenance personnel	-	430	212	642
Dispatchers and crew resource personnel	-	90	29	119
Management and support personnel	106	182	103	391
Total	106	4,008	1,202	5,316

Labor costs are a significant component of airline expenses and can substantially affect our results, though we believe we generally have high labor productivity. Approximately 77% and 16% of Pinnacle Airlines, Inc. and Colgan Air, Inc. employees, respectively, are represented by unions.

Item 1. Business

The following table reflects our principal collective bargaining agreements and their respective amendable dates:

Employee Group	Employees Represented	Representing Union	Contract Amendable Date
Pinnacle’s pilots	1,197	Air Line Pilots Association	April 30, 2005
Pinnacle’s flight attendants	697	United Steel Workers of America	February 1, 2011
Pinnacle’s ground operations agents	1,254	United Steel Workers of America	March 19, 2010
Pinnacle’s flight dispatchers	37	Transport Workers Union of America	December 31, 2013
Colgan’s flight attendants	193	United Steel Workers of America	Initial contract currently being negotiated

The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable.

The collective bargaining agreement between Pinnacle and the Air Line Pilots Association (“ALPA”) became amendable in April 2005.  Pinnacle has been actively negotiating with ALPA since that time.  In August 2006, Pinnacle filed for mediation with the National Mediation Board.  Since then, Pinnacle has met with the mediator assigned to its case and with ALPA, but has not reached resolution on an amended collective bargaining agreement.

On November 5, 2007, ALPA filed suit in the U.S. District Court in Minneapolis, Minnesota against Pinnacle.  The suit seeks an injunction prohibiting Pinnacle from paying certain bonuses to its pilots, asserting that such an action would violate the Railway Labor Act.  Pinnacle believes that the lawsuit lacks merit, and accordingly, Pinnacle will vigorously defend its position in this case.  Pinnacle does not believe that it will incur any material loss with respect to this lawsuit. On January 8, 2008, Pinnacle filed suit in the U.S. District Court for the Western District of Tennessee against ALPA, alleging bad faith bargaining.  The primary intent of this lawsuit is to encourage ALPA to negotiate in good faith so that Pinnacle can reach agreement for an amended collective bargaining agreement as soon as possible.  Pinnacle’s pilots are currently paid at rates less than the industry average for similarly sized aircraft, and an amended agreement is expected to contain higher rates of pay for Pinnacle’s pilots.

On March 1, 2007, we announced that Pinnacle had entered into a new four-year contract with the United Steel Workers (“USW”), the union that represents Pinnacle’s flight attendants.  Pinnacle had been in negotiations with the USW since July 2006, when its most recent contract with its flight attendants expired. In September 2007, Colgan recognized the United Steel Workers of America (“USW”) to represent its flight attendants.  Negotiations will begin shortly for a flight attendant collective bargaining agreement with the United Steel Workers.  The Company does not expect this new collective bargaining agreement to have a material impact on its financial results, as Colgan’s flight attendants are currently compensated at rates approximating industry average.

In August 2005, Pinnacle’s flight dispatchers elected representation by the Transport Workers Union of America AFL-CIO, Air Transport Division (“TWU”).  In December 2007, an agreement was negotiated and ratified by the TWU membership and Pinnacle.

Item 1. Business

Aircraft Maintenance

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

Pinnacle contracts with an affiliate of the original equipment manufacturer of its CRJ-200s to perform certain routine heavy maintenance checks on its aircraft.  Pinnacle also contracts with a third-party to perform engine overhauls on its CRJ-200 fleet.  These maintenance checks are regularly performed on a schedule approved by the manufacturer and the FAA.  The average age of the CRJ-200 regional jets in our fleet is approximately 4.5 years. In general, both the CRJ-200 and CRJ-900 aircraft do not require their first heavy maintenance checks until they have flown approximately 8,000 hours.  Therefore, we do not expect our CRJ-900s to require such heavy maintenance checks for several years.

Colgan performs its own heavy maintenance airframe checks for its Saab fleet at its maintenance facility in Houston, Texas.  Colgan contracts with third parties to perform engine overhauls and propeller maintenance on its Saab fleet, and utilizes a combination of internal and third-party resources to perform heavy maintenance on its Beech 1900 fleet.  Colgan also plans to use a combination of internal and third-party resources to complete heavy maintenance requirements on its Q400 fleet.

Component overhaul and repair involves sending parts, such as engines, landing gear and avionics to a third-party, FAA-approved maintenance facility.  We are party to maintenance agreements with various vendors covering our aircraft engines, avionics, auxiliary power units and brakes.

Training

Pinnacle performs the majority of its flight personnel training in Memphis, Tennessee both at its Corporate Education Center and the simulator center operated by FlightSafety International. FlightSafety International, at Pinnacle’s request, provides some overflow training at various other simulator centers throughout the U.S.  The Memphis simulator center currently includes three CRJ full-motion simulators. Under Pinnacle’s agreement with FlightSafety International, Pinnacle has first priority on all of the simulator time available in the Memphis center.  Instructors used in the Memphis center are typically Pinnacle employees who are either professional instructors or trained line pilot instructors.

Colgan’s flight personnel are trained at various simulator centers throughout the U.S. under a contract with FlightSafety International.  Non-simulator training is conducted near its corporate headquarters in Manassas, Virginia.

We provide both in-house and outside training for our maintenance personnel.  To control costs and to ensure our employees receive the best training, we take advantage of manufacturers’ training programs offered, particularly when acquiring new aircraft.  We employ professional instructors to conduct training of mechanics, flight attendants and ground operations personnel in Memphis and Manassas.

Safety and Security

We are committed to the safety and security of our passengers and employees. Since the September 11, 2001 terrorist attacks, Pinnacle and Colgan have taken many steps to increase the safety and security of their operations. Some of the safety and security measures we have taken, along with our code-share partners, include: aircraft security and surveillance, positive bag matching procedures, enhanced passenger and baggage screening and search procedures, and securing of cockpit doors.  We will continue to comply with future safety and security requirements.

Item 1. Business

Insurance

As required by our code-share agreements, we currently maintain insurance policies with necessary coverage levels for: aviation liability, which covers public liability, passenger liability, hangar keepers’ liability, baggage and cargo liability and property damage; war risk, which covers losses arising from acts of war, terrorism or confiscation; hull insurance, which covers loss or damage to our flight equipment; directors’ and officers’ insurance; property and casualty insurance for our facilities and ground equipment; and workers’ compensation insurance. Our code-share agreements require that we maintain specified coverage levels for these types of policies.

Our aviation liability and hull insurance coverage is obtained through a combined placement with five other airlines.  We are reimbursed in full, along with margin, for aviation insurance under our three CPAs.

We were given the option under the Air Transportation Safety and Stabilization Act, signed into law on September 22, 2001, to purchase certain third-party war risk liability insurance from the U.S. government on an interim basis at rates that are more favorable than those available from the private market. As provided under this Act, we have purchased from the Federal Aviation Administration (“FAA”) this war risk liability insurance, which is currently set to expire on March 30, 2008.

Regulations

Our subsidiaries operate under air carrier certificates issued by the FAA and certificates of convenience and necessity issued by the DOT.  The DOT may alter, amend, modify or suspend these authorizations if the DOT determines that we are no longer fit to continue operations.  The FAA may suspend or revoke the air carrier certificates if our subsidiaries fail to comply with the terms and conditions of the certificates. The DOT has established regulations affecting the operations and service of the airlines in many areas, including consumer protection, non-discrimination against disabled passengers, minimum insurance levels and others. Failure to comply with FAA or DOT regulations can result in civil penalties, revocation of the right to operate or criminal sanctions. FAA regulations are primarily in the areas of flight operations, maintenance, ground facilities, security, transportation of hazardous materials and other technical matters. The FAA requires each airline to obtain an operating certificate authorizing the airline to operate at specific airports using specified equipment.  Under FAA regulations, our subsidiaries have established, and the FAA has approved, a maintenance program for each type of aircraft they operate that provides for the ongoing maintenance of these aircraft, ranging from frequent routine inspections to major overhauls.

Markets and Routes

As previously discussed, the majority of our business is conducted under capacity purchase agreements.  Therefore, our markets and routes are chosen by the major airlines with whom we partner.  As of December 31, 2007, Pinnacle operated 137 CRJ-200s and one CRJ-900 serving 115 cities in 36 states and four Canadian provinces out of Northwest’s three hubs and out of Delta’s Atlanta hub.  Colgan operated 42 Saab 340s and six Beech 1900 aircraft serving 53 cities in 12 states.  Our route network primarily spans the entire eastern half of the United States.  Our aircraft fly as far west as Salt Lake City, Utah, as far east as Bangor, Maine, as far north as Regina, Saskatchewan and as far south as Fort Lauderdale, Florida.

Competitive Environment

The airline industry is highly competitive.  Major airlines award contract flying to regional airlines based upon three main areas of competition: costs, customer service, and operational reliability.  We compete not only with other regional airlines, but also with regional carriers that are wholly owned subsidiaries of major airline holding companies.

In addition, we face competition from other airlines within the markets that we service under revenue pro-rate code-share agreements.  These markets are served with our Saab 340 fleet by our Colgan subsidiary, and are primarily concentrated in New England, the mid-Atlantic, and Texas.

Item 1. Business

Seasonality

As with most airlines, we are subject to seasonality, though seasonality has historically had a lesser effect on our capacity purchase operations than it has on our pro-rate operations.  Mainline carriers use capacity purchase agreements because these arrangements allow them to expand their operations at lower fixed costs by using regional’s lower cost structure for operating aircraft.  Because regional aircraft are more fuel efficient and economical to operate than larger aircraft, mainline carriers tend to maintain regional aircraft utilization during seasons of reduced demand. Conversely, our financial results can be materially affected by the level of passenger demand for our services operated under pro-rate agreements under which we more directly bear the risk of decreased demand for our services.  Our results can materially vary due to seasonality and cyclicality.  For example, Colgan has historically reported significant losses or significantly lower income during the first and fourth quarters of each year, when demand for air travel is generally lower, and higher income during the second and third quarters of each year when demand for air travel increases.

Website

PNCL’s website address is www.pncl.com.  All of our filings with the U.S. Securities and Exchange Commission (“SEC”) are available free of charge through our website on the same day, or as soon as reasonably practicable after we file them with, or furnish them to, the SEC.  Printed copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K may be obtained by submitting a request at PNCL’s website.  PNCL’s website also contains our Code of Conduct, which contains the code of business conduct and ethics applicable to all of our directors and employees.  Any amendments made in the future to the code of business conduct will be promptly posted to our website.

Item 1A. Risk Factors

    Our ASA with Northwest generated approximately 77% of our consolidated 2007 revenues.  Termination by Northwest of our ASA would result in material declines in our revenues and earnings, and the size of our regional jet fleet.

If Northwest terminates the ASA for cause, it will have the right to terminate our regional jet aircraft leases covered by the agreement and take possession of these aircraft. As a result, we would lose our most significant source of revenue and earnings, and likely would not have an immediate source of revenue or earnings to offset such a loss.  Northwest may also terminate the agreement at any time upon our bankruptcy or for any breach of the agreement by us that continues uncured for more than 30 days after we receive notice of the breach.  A termination of our ASA would have a material adverse effect on our financial condition, operating revenues, and net income unless we are able to enter into satisfactory substitute arrangements whereby we would acquire aircraft to operate in conjunction with a regional airline service agreement with another major airline.  In addition, we would be required to obtain the necessary airport facilities and gates, and provided the same variety of third-party services presently provided by Northwest, or alternatively, take the necessary steps to operate as an independent airline.  We may not be able to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements.  Operating this airline independently from major partners would be a significant departure from our business plan, and would require significant time and resources, which may not be available to us at such time.

Reduced utilization levels of our aircraft under our capacity purchase code-share agreements would reduce our revenues and earnings.

A significant portion of the revenues from our capacity purchase code-share agreements are derived from block hours, departures and certain reimbursable expenses that we incur only when we fly.  During 2007, approximately 40% of our regional airline services revenue stemmed from these activities.  If our code-share partners reduce the utilization of our fleet or decrease the size of our fleet, our revenues and profits would decrease.

Under our capacity purchase agreements, our code-share partners are solely responsible for scheduling our flights, but these agreements do not require the code-share partner to meet any minimum utilization levels for our aircraft.  Our code-share partners could decide to significantly reduce the utilization levels of our fleet in the future.  For example after September 11, 2001, Northwest reduced Pinnacle’s scheduled capacity by approximately 20% on an available seat mile basis for a short period of time.  More recently, during construction delays at the Minneapolis/St. Paul airport, Northwest cancelled numerous Pinnacle flights to allow its own aircraft to utilize the available airport and runway capacity during the construction period.  Additionally, any disruption in the operations of one of our code-share partners, such as may be caused by threatened strike by any of our code-share partners’ employee groups, could adversely affect our fleet utilization, and thus reduce our revenue and profits.

We are engaged in discussions with Northwest, our largest customer, regarding disputes over the interpretation of various aspects of our ASA, and we may encounter additional ASA interpretation disputes as our business expands to include other partners.  We may pursue binding arbitration, which could yield a ruling that negatively affects our future earnings.

We are currently engaged in discussions with Northwest involving various disputed items under the ASA that could impact the rates that we are compensated for our regional airline services.  Some of these items relate to the period prior to the execution of the ASA in January 2007.  Two of these items could affect our operating income in future periods.  The first item relates to a 2006 adjustment to Pinnacle’s block hour, departure and fixed cost rates.  Our annual operating income could increase or decrease by approximately $2.8 million per year based upon differing interpretations of the relevant ASA terms.  The second issue involves the reclassification of certain airport and ground handling costs and related ASA revenue in a manner that could reduce our operating income in future periods by up to approximately $2.0 million per year.  Also, as our business expands to include other partners, interpreting certain provisions of our ASA becomes more complex and subject to different interpretations of various terms.  Additional disputes with Northwest could develop if we arrive at differing interpretations of key terms.

Item 1A. Risk Factors

If we are unable to resolve these issues directly with Northwest, we may enter into a binding arbitration process or other form of legal dispute resolution.  Adverse determinations in these matters could result in a loss of up to $7.2 million for disputed amounts through December 31, 2007.  We may not be successful in resolving these disputes without reducing our future income, or without paying Northwest for some or all of the amount noted above.  We cannot currently predict the timing of the resolution of these matters.

Increases in our labor costs, which constitute a substantial portion of our total operating costs, may directly affect our earnings.

Labor costs are not directly reimbursed by any of our code-share partners.  Rather, these costs are intended to be included in the payments based on pre-set rates for block hours, departures and fixed costs.  Labor costs constitute a significant portion, ranging from 26% to 28%, of our total operating costs.  Pressure to increase these costs beyond standard industry wages, and therefore beyond the limits intended to be covered by the fixed payments we receive from our code-share partners, is increased by the high degree of unionization of our workforce (64% unionized at December 31, 2007) and the ongoing negotiations between Pinnacle and ALPA for a revised collective bargaining agreement.  An increase in our labor costs over standard industry wages could result in a material reduction to our earnings, and could affect our future prospects for additional business opportunities.

Strikes or labor disputes with our employees may adversely affect our ability to conduct our business and could result in the termination, or a significant reduction of the benefit, of our code-share agreements.  In December 2007, Pinnacle’s pilots voted to authorize a strike.

If we are unable to reach an agreement with any of our unionized work groups on the terms of their collective bargaining agreements, we may be subject to work interruptions, work stoppages, or a fleet size reduction.  Work stoppages may adversely affect our ability to conduct our operations and fulfill our obligations under our code-share agreements.

Pinnacle’s bargaining agreement with its pilots became amendable on April 30, 2005, and Pinnacle is currently engaged in discussions with ALPA representatives.  Both the union and management continue to engage in labor talks that are governed by the National Mediation Board, and the parties have not been released from these talks.  While a strike deadline has not been set and Pinnacle’s pilots are not legally authorized to strike, Pinnacle’s pilot workforce recently voted affirmatively to authorize a strike.  Any strike would take place only after a thirty-day cooling-off period that begins when the parties are released from their talks by the National Mediation Board.  Under the ASA, adverse consequences could result from a strike or a work stoppage, including a significant fleet reduction or possible termination of the ASA.

We are increasingly dependent on technology in our operations, and if our technology fails, our business may be adversely affected.

Our subsidiaries’ systems operations control centers, which oversee daily flight operations, are dependent on a number of technology systems to operate effectively.  Large scale interruption in technology infrastructure that we depend on, such as power, telecommunications or the internet, could cause a substantial disruption in our operations.

For example, in December 2004, Pinnacle’s operations were significantly affected when adverse weather conditions closed or reduced operations at over 60% of the airports we serve.  The severe weather strained Pinnacle’s operational systems, and its ability to recover quickly to normal reliability levels was impaired.  The December 2004 operational conditions were a factor in Pinnacle’s failure to meet certain operational performance levels under the 2002 ASA for the second half of 2004, and consequently Pinnacle failed to earn $1.4 million of incentive revenue from Northwest.

In addition, we are transitioning during 2008 to new software for our accounting, maintenance, inventory and flight statistics functions.  If there are problems with this integration, our ability to capture critical data could be affected.

Item 1A. Risk Factors

If we are unable to attract and retain key employees, our business could be harmed.

We compete against the other major and regional U.S. airlines for pilots, some of which offer wage and benefit packages that exceed ours.  We may be required to increase wages and/or benefits in order to attract and retain qualified pilots or risk considerable turnover.  As we grow and add additional aircraft types to our operating fleets, our need for pilots increases.  We believe that in the current environment where many of the major U.S. airlines are emerging from bankruptcy and/or growing their own operations, it may be increasingly challenging to continue to hire and retain qualified pilots.

Further complicating our ability to both attract and retain pilots is Pinnacle’s ongoing dispute with ALPA, against which Pinnacle filed a bad faith lawsuit during January 2008, and Pinnacle’s inability to reach a new pilot agreement whereby, in an effort to remain competitive within the industry, Pinnacle could increase its pilot salaries to the industry average.

If we are unable to hire, train and retain qualified pilots we would be unable to efficiently run our operations and our competitive ability would be impaired.  Our business could be harmed and revenue reduced if, due to the shortage of pilots, we are forced to cancel flights and forego earning incentive-based revenue under our code-share agreements.  For example, during the first half of 2007 we failed to earn $2.9 million of incentive-based revenue under our ASA primarily due to a pilot shortage.

Under certain circumstances, we may be required to pay cash or a combination of cash and our common stock to holders of our 3.25% senior convertible notes due 2025 at their option prior to the maturity date.  However, due to our significant investment in purchasing additional aircraft for our operating fleet, our liquidity is reduced.

Holders of our $121.0 million principal amount senior convertible notes (the “Notes”) may require us to purchase all or a portion of their Notes for cash on February 15, 2010, February 15, 2015 and February 15, 2020 at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date.  In addition, under certain circumstances, holders of the Notes may convert the Notes into the equivalent value of our common stock. Upon conversion, we will pay the portion of the conversion value up to the principal amount of each Note in cash, and any excess conversion value in cash or our common stock at our election.  However, due to our significant investment in the purchase of our CRJ-900 and Q400 aircraft, our financial leverage has significantly increased and our liquidity has been reduced. We may find it difficult to obtain the cash necessary to redeem the notes should holders choose to convert the notes into cash and stock or should holders choose to redeem the notes at the optional redemption date in February 2010.  For further discussion of the Notes, please refer to Note 7, Debt, in Item 8 of this Form 10-K.

We are currently under audit by the Internal Revenue Service, and the results of the audit could materially affect our financial statements and liquid assets.

The Internal Revenue Service (“IRS”) is currently examining our federal income tax returns for years 2003 through 2005.  The IRS has focused on several key transactions that we undertook during those periods and the IRS has proposed adjustments.  Should the IRS prevail on any proposed adjustment, the impact on the Company could be significant.  While we believe that we have recorded reserves that are appropriate for each identified issue, our liquid assets and our net earnings could be significantly reduced if the IRS examination ultimately overturns our positions.

Our short-term investment portfolio is primarily composed of Auction Rate Securities (“ARS”), which have recently become illiquid and may become impaired.

We require liquidity to make our investment in new aircraft.  In order to fund the non-financed portion of future aircraft deliveries and due to the existence of certain short-term financing debt covenants, we may be forced to sell some of our ARS portfolio under distressed, illiquid market conditions, which would result in our recognizing a loss on such sales.  In addition, we may record an impairment charge in future periods if we determine that the decline in value of our ARS portfolio is other-than-temporary or will not recover before we sell the investment.

Item 1A. Risk Factors

We may be adversely affected by increases in fuel prices, and we would be adversely affected by disruptions in the supply of fuel.

Colgan’s pro-rate agreements provide that Colgan pays for its own fuel.  Fuel prices have recently increased significantly and remain high.  For example, the average price paid per gallon increased 29% from the first quarter of 2007 to the fourth quarter of the same year.  Due to the competitive nature of the airline industry, we may not be able to pass on increased fuel prices to customers by increasing fares. If fuel prices decline in the future, increased fare competition and lower revenues may offset any potential benefit of lower fuel prices.

Our results could be negatively affected by Colgan’s pro-rate agreements.

Colgan has revenue-sharing agreements with United, Continental and US Airways.  We are now exposed to the fluctuations associated with revenue-sharing agreements for fare competition and passenger volumes.  The rise and fall of profits can correspond to seasonality, and operations can be adversely affected by severe weather, levels of travel demand and competition in Colgan’s markets.  We will realize increased profits as ticket prices and passenger load factors increase or fuel prices decrease and, correspondingly, realize decreased profits as ticket prices and passenger load factors decrease or fuel prices increase.

We may not achieve the potential benefits of the Colgan acquisition.

Our achievement of the potential benefits of the Colgan acquisition will depend on our ability to successfully implement our business strategy, including improving the pro-rate route profitability, improving the utilization of equipment and facilities, increasing employee productivity and allocating overhead and administrative expenses over a larger platform as we grow Colgan’s fleet with the additional Q400 aircraft.  Our initiatives to improve and grow Colgan’s operations may be costly, complex and time-consuming.

The Colgan acquisition diversifies our fleet mix with the addition of Colgan's existing turboprop and new Q400 aircraft.  This fleet diversification increases the complexity of managing our business.  If we are not able to successfully achieve our objectives and manage the diverse fleet, the potential benefits of the Colgan acquisition may not be realized fully or at all, or they may take longer to realize than expected.  We cannot be certain that the Colgan acquisition will result in combined results of operations and financial condition consistent with our expectations or superior to what Pinnacle or Colgan could have achieved independently.

Our capacity purchase agreements with Delta and Continental may not be profitable.

During 2007, we entered into new ten-year capacity purchase agreements with Delta and Continental to operate CRJ-900 and Q400 aircraft, respectively.  As part of the bidding process to win these contracts, we utilized complex financial models, which included assumptions as to numerous variables.  Adding to the complexity is that the agreements required that we purchase the aircraft to be utilized under these agreements.  We lack experience managing aircraft ownership, and our assumptions may not be accurate.  Consequently, should our actual experience differ from the assumptions we used when modeling the business, the contracts may not be profitable.

Our current growth plans include fleet diversification, which increases the complexity of our business and exposes us to risks that could reduce our profitability.

We are in the process of acquiring 16 CRJ-900 and 15 Q400 aircraft.  Currently, we have agreements to operate all purchased aircraft for Delta and Continental, respectively.  If we are incorrect in our assessment of the profitability and feasibility of our growth plans, or if circumstances change in a way that was unforeseen by us, our growth may not be profitable.  With the addition of these aircraft, Pinnacle is no longer operating a single fleet type.  Since 2003, Pinnacle has operated only CRJ-200 aircraft to take advantage of the efficiencies in employee training, aircraft maintenance, lower spare parts inventory requirements, and simplified aircraft scheduling.  Similarly, Colgan has historically operated only Saab and Beech aircraft.  As we expand our operations to include additional aircraft types, some of these efficiencies may no longer be realized, which could reduce our profitability.

Item 1B.  Unresolved Staff Comments.

All staff comments received from the Securities and Exchange Commission were resolved as of the date of this filing.

Item 2. Properties

Flight Equipment

As shown in the following table, the Company’s aircraft fleet consisted of 140 Canadair regional jets (“CRJs”) and 48 turboprop aircraft at December 31, 2007.

Aircraft Type	Number of Aircraft Leased	Number of Aircraft Owned	Standard Seating Configuration	Average Age (in years)
CRJ-200	137	-	50	4.5
CRJ-900(1)	-	3	76	0.1
Saab 340	17	25	34/30	16.2
Beech 1900D	5	1	19	14.6
Total	159	29

(1) Of the three CRJ-900 aircraft, only one was operated as of December 31, 2007.

The following table outlines the number of firm orders and options to purchase aircraft as of December 31, 2007:

	Firm Noncancelable	Firm Cancelable	Options	Total
Q400
2008	15	-	-	15
2009	-	8	8	16
2010	-	2	12	14
Total Q400	15	10	20	45

CRJ-900
2008	12	-	-	12
2009	1	-	-	1
Total CRJ-900	13	-	-	13

Total	28	10	20	58

Item 2. Properties

Facilities

The Company had the following significant dedicated facilities as of December 31, 2007:

Location	Description	Square Footage	Lease Expiration Date
Memphis, TN	Pinnacle Airlines, Inc. Headquarters and Corporate Education Center	59,100	August 2011

Memphis, TN	Pinnacle Airlines Corp. Headquarters	12,300	July 2009

Memphis, TN	Hangar and Maintenance Facility	51,250	December 2016

Knoxville, TN	Hangar and Maintenance Facility	55,000	Termination of the ASA

Manassas, VA	Colgan Air, Inc. Hangars and Maintenance Facility and Corporate Headquarters	63,060	December 2008/ December 2025

Our significant maintenance facilities are positioned in spoke cities based on market size, frequency, and location.  These facilities are used for overnight maintenance; however, Memphis and Manassas are also used during the day.  We have additional smaller maintenance facilities in Fort Wayne, Indiana, South Bend, Indiana, Houston, Texas, Latham, New York and Hyannis, Massachusetts.  The facilities are highly utilized with an average turn around time of seven to ten hours.  We also expect to relocate the maintenance base from Manassas to Washington Dulles airport to lower operating costs.  We believe that our existing facilities are adequate for the foreseeable needs of our business.

The table above includes two hangars in Manassas that we lease from one of the selling shareholders of Colgan.  Subsequent to year end, we entered into a side agreement with the selling shareholder, authorizing the selling shareholder to market the two hangars to a third-party purchaser with a condition precedent that a third-party purchaser assume our leases with modifications that would reduce the lease term and permit early lease termination.  We remain obligated under the original purchase agreement to purchase the hangars in the event that a sale to a third-party purchaser fails to occur.

In connection with the ASA, we entered into facilities use agreements under which we have the right to use Northwest terminal gates, parking positions and operations space at the Detroit, Minneapolis/St. Paul and Memphis airports.  The DCA provides us with the right to use terminal gates, parking positions and operations space at Delta’s Atlanta hub.

In connection with our code-sharing partners, we maintain contract service agreements with Continental, United and US Airways allowing for the use of terminal gates, parking positions and operations space at the Houston, Washington Dulles, Boston, LaGuardia, and Pittsburgh airports. The addition of the Q400 aircraft to our fleet will require additional gate, parking and operational space, which is included in the Continental CPA.

We believe the use of the terminal gates, parking positions, and operations space for our code-share partners will be sufficient to meet the operational needs of our business.

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

On November 5, 2007, ALPA filed suit in the U.S. District Court in Minneapolis, Minnesota against Pinnacle.  The suit seeks an injunction prohibiting Pinnacle from paying certain bonuses to its pilots, asserting that such an action would violate the Railway Labor Act.  Pinnacle believes that the lawsuit lacks merit, and accordingly, Pinnacle will vigorously defend its position in this case.  Pinnacle does not believe that it will incur any material loss with respect to this lawsuit.  On January 8, 2008, Pinnacle filed suit in the U.S. District Court for the Western District of Tennessee against ALPA, alleging bad faith bargaining.  The primary intent of the lawsuit is to encourage ALPA to negotiate in good faith so that Pinnacle can reach agreement for an amended collective bargaining agreement as soon as possible.  Pinnacle’s pilots are currently paid at rates less than the industry average for similarly sized aircraft, and an amended agreement is expected to contain higher rates of pay for Pinnacle’s pilots.  For further discussions, see Item 1 of this Form 10-K.

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

Regulatory Matters

We are subject to regulation under various laws and regulations which are administered by numerous state and federal agencies, including but not limited to the FAA, TSA and DOT.  We are involved in various matters with these agencies during the ordinary course of our business.  While the outcome of these matters cannot be predicted with certainty, it is the opinion of our management, based on current information and past experience, that the ultimate disposition of these matters will not have a material adverse effect on our financial condition as a whole.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The shares of PNCL’s common stock are quoted and traded on the Nasdaq National Market under the symbol “PNCL.” Our common stock began trading on November 25, 2003, following our initial public offering. Set forth below, for the applicable periods indicated, are the high and low closing sale prices per share of our common stock as reported by the Nasdaq National Market.

2006	High	Low
First Quarter	$8.14	$6.07
Second Quarter	$7.59	$6.40
Third Quarter	$7.59	$5.74
Fourth Quarter	$17.05	$7.44

2007	High	Low
First Quarter	$19.88	$16.76
Second Quarter	$19.29	$16.13
Third Quarter	$19.68	$15.14
Fourth Quarter	$16.75	$13.86

As of March 14, 2008, there were approximately 40 holders of record of our common stock.  We have paid no cash dividends on our common stock and have no current intention of doing so in the future.

The follow table represents the Company’s purchase of its common stock made during the three months ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
Balance at October 1, 2007	1,958,032	$17.95		1,958,032	$4,793,287

October 1, 2007 – October 31, 2007	-	-		-	4,793,287

November 1, 2007 – November 30, 2007	2,492,060	13.22	(2)	2,492,060	-	(2)

December 1, 2007 – December 31, 2007	-	-		-	-

Total	4,450,092	$15.30		4,450,092	$-
(1) Average price paid per share excludes any commissions paid.
(2) On November 21, 2007, the Board of Directors authorized a $28.1 million increase in the Company's existing share repurchase program to enable the Company to purchase the 2,492,060 shares of its common stock held by Northwest. The Company paid Northwest $32.9 million, or $13.22 per share, for the stock, which was a mutually agreed upon volume-based priced less than the then closing market price of $16.26.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption “Securities Authorized for Issuance under Equity Compensation Plans,” appearing in the Proxy Statement for our 2008 Annual Meeting of Stockholders, anticipated to be filed with the Commission within the 120 days after December 31, 2007, is hereby incorporated by reference.

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

Item 6. Selected Financial Statements

You should read this selected consolidated financial data together with the audited consolidated financial statements and related notes contained in Item 8, Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in Item 7 and Risk Factors in Item 1A of this Form 10-K.

	Years Ended December 31,
	2007 (8)	2006	2005	2004	2003
Statement of Operations Data:	(in thousands, except per share data)
Total operating revenues	$787,374	$824,623	$841,605	$635,448	$456,770
Total operating expenses (1)	735,286	697,075	814,676	568,145	392,601
Operating income (1)	52,088	127,548	26,929	67,303	64,169
Operating income as a percentage of operating revenues (2)	6.6%	15.5%	3.2%	10.6%	14.0%
Nonoperating (expense) income(3)	(1,051)	(2,948)	14,482	(4,178)	(6,770)
Net income (1)	34,637	77,799	25,698	40,725	35,067
Basic earnings per share (1)	$1.66	$3.55	$1.17	$1.86	$1.60
Diluted earnings per share (1)	$1.50	$3.54	$1.17	$1.86	$1.60
Shares used in computing basic earnings per share	20,897	21,945	21,913	21,892	21,892
Shares used in computing diluted earnings per share	23,116	21,974	21,932	21,911	21,892

	As of December 31,
	2007 (8)	2006	2005	2004	2003
Balance Sheet Data:	(in thousands)
Cash and cash equivalents (4)	$26,785	$705	$31,567	$34,912	$31,523
Short-term investments	186,850	72,700	44,160	-	-
Property and equipment, net	255,410	40,985	42,535	39,416	34,286
Total assets	708,588	301,273	228,802	165,960	128,906
Long-term debt obligations, including capital leases	196,480	121,000	121,000	120,000	120,000
Stockholders' equity (deficiency)	57,822	97,021	18,618	(7,548)	(42,382)

Item 6. Selected Financial Statements

	Years Ended December 31,
	2007 (8)	2006	2005	2004	2003
Other Data:
Revenue passengers (in thousands)	11,494	8,988	8,105	6,340	4,540
Revenue passenger miles (in thousands) (5)	4,898,188	4,288,551	4,129,039	2,894,776	1,797,631
Available seat miles (“ASMs”) (in thousands) (6)	6,604,082	5,640,629	5,732,773	4,219,078	2,678,000
Passenger load factor (7)	74.2%	76.0%	72.0%	68.6%	67.1%
Operating revenue per ASM (in cents) (2)	11.92	14.62	14.68	15.06	17.06
Operating revenue per block hour (2)	$1,392	$1,987	$1,944	$1,962	$2,168
Operating costs per ASM (in cents) (1)	11.13	12.36	14.21	13.47	14.66
Operating cost per block hour (1)	$1,300	$1,679	$1,882	$1,754	$1,864
Block hours
Regional jets	438,988	415,069	432,900	323,810	210,646
Turboprops	126,675	-	-	-	-
Departures
Regional jets	265,418	251,091	249,262	201,816	146,898
Turboprops	107,171	-	-	-	-
Average daily utilization (in block hours)
Regional jets	8.73	9.17	9.07	8.98	8.83
Turboprops	7.32	-	-	-	-
Average stage length (in miles)	321	470	500	450	384
Number of operating aircraft (end of period)
Regional jets	138	124	124	117	76
Turboprops	48	-	-	-	-
Employees	5,316	3,860	3,436	3,056	2,253
(1) Results for the years ended December 31, 2006 and 2005 were affected by the Northwest and Mesaba bankruptcies.
(2)  As discussed in “Pinnacle’s Agreements with Major Airlines” in Item 1. Business, our target operating margin under the ASA was 10% from December 1, 2003 through December 31, 2006. Under the ASA, effective January 1, 2007, Pinnacle’s Northwest Airlink target operating margin was reduced to 8% and certain significant expenses such as fuel and aircraft rentals were eliminated or reduced. For further discussion of the target operating margin, refer to Note 4 Code-Share Agreements in Item 8 of this Form 10-K.

(3) Nonoperating income for the year ended December 31, 2005 includes a gain of $18.0 million related to the repurchase of our note payable to Northwest.
(4)  Cash balance as of December 31, 2006 does not include the normal Northwest end-of-month payment of $31.9 million, which was received on January 2, 2007 as December 31, 2006 fell on a non-business day.

(5) Revenue passenger miles represent the number of miles flown by revenue passengers.
(6) Available seat miles represent the number of seats available for passengers multiplied by the number of miles the seats are flown.
(7) Passenger load factor equals revenue passenger miles divided by available seat miles.
(8)  The date of acquisition for Colgan was January 18, 2007. The data for 2007 includes Colgan data and statistics from the date of acquisition through the end of the year, in addition to data for Pinnacle Airlines, Inc. and Pinnacle Airlines Corp.  See Footnotes 3 and 18 in Item 8 of this Form 10-K for further discussion.

Item 6. Selected Financial Statements

Certain Statistical Information:

The following tables present our operating expenses per block hour and operating expenses per available seat mile.  While not relevant to our financial results, this data is used as an analytic in the airline industry.  Please see Results of Operations in Item 7 of this Form 10-K for more information on our operating expenses.

	Years Ended December 31,
	2007	2006	2005	2004	2003
Operating expenses per block hour:
Salaries, wages and benefits	$359	$342	$310	$325	$395
Aircraft fuel(1)	68	263	260	258	261
Aircraft maintenance, materials and repairs	154	85	74	73	67
Aircraft rentals(1)	245	636	642	645	647
Other rentals and landing fees	104	104	99	114	139
Ground handling services	173	210	214	203	212
Depreciation and amortization	16	10	9	10	14
Government reimbursements	-	-	-	-	(5)
Commissions and passenger related expenses	43	9	10	11	12
Other	140	125	126	115	122
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(2)	(105)	138	-	-
Total operating expenses	$1,300	$1,679	$1,882	$1,754	$1,864

	Years Ended December 31,
	2007	2006	2005	2004	2003
Operating expenses per available seat mile (in cents):
Salaries, wages and benefits	3.07	2.51	2.34	2.49	3.11
Aircraft fuel(1)	0.58	1.94	1.96	1.98	2.05
Aircraft maintenance, materials and repairs	1.32	0.62	0.56	0.56	0.53
Aircraft rentals(1)	2.10	4.68	4.85	4.95	5.09
Other rentals and landing fees	0.89	0.77	0.75	0.88	1.09
Ground handling services	1.48	1.55	1.62	1.56	1.67
Depreciation and amortization	0.14	0.07	0.07	0.08	0.11
Government reimbursements	-	-	-	-	(0.04)
Commissions and passenger related expenses	0.37	0.07	0.07	0.09	0.09
Other	1.20	0.92	0.95	0.88	0.96
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(0.02)	(0.77)	1.04	-	-
Total operating expenses	11.13	12.36	14.21	13.47	14.66

(1) As discussed in “Pinnacle’s Agreements with Major Airlines” in Item 1. Business certain significant expenses such as fuel and aircraft rentals are eliminated or reduced under the ASA.

Item 7. Management's Disussion and Analysis of Financial Condition and Results of Operations

Overview

The year ended December 31, 2007 brought significant changes to our Company.  We began 2007 by operating under our amended ASA with Northwest and with the January acquisition of Colgan Air, Inc.  Colgan allows us to diversify our fleet and offer a platform for turboprop aircraft.  In addition to this acquired growth, we experienced growth by entering into new capacity purchase agreements with both Delta and Continental.  In February, we announced that we entered into a 10-year agreement with Continental Airlines to operate at least 15 Q400 regional aircraft.  Shortly thereafter, we announced in April a new 10-year agreement with Delta Air Lines to operate at least 16 CRJ-900 regional aircraft  We firmly believe that the Q400 and CRJ-900 regional aircraft provide the right products for future growth in a time where fuel prices have risen significantly and when customers demand a comfortable aircraft cabin.  To further grow our business, we intend to continue our efforts to market these aircraft to both our existing customers and to other branded airlines.

Pinnacle completed 438,988 block hours and 265,418 departures, increases of 6% and 6%, respectively, over 2006. Colgan completed 126,675 block hours and 107,171 departures from the acquisition date of January 18, 2007 through the end of the year.

For the year ended December 31, 2007, the Company recorded operating revenue of $787.4 million, a decrease of $37.2 million, or 5%, over 2006. Operating revenue was reduced by approximately $323.8 million for contractual changes in the ASA, which are discussed in detail within our Results of Operations below. The amortization of net deferred revenue associated with Pinnacle's ASA also increased revenue by approximately $22.6 million. The acquisition of Colgan increased the Company's consolidated revenue by approximately $192.4 million.

Operating income and operating margin were $52.1 million and 6.6%, respectively, for 2007. The Pinnacle Segment achieved a full year operating margin of 9.5%, while the Colgan Segement recorded a negative operating margin of (2.3)% for 2007. Consolidated operating income and operating margin were approximately $85.3 million and 10.3%, respectively, excluding nonrecurring items, for 2006. Contractual changes in Pinnacle's ASA with Northwest, net of the related amortization of deferred revenue, reduced operating income by approximately $21.1 million for 2007. In addition, we failed to earn $2.9 million of incentive revenue related to our operational performance during the first half of 2007. Pinnacle's operating income also declined by $5.8 million, primarily as a result of increased costs associated with training for additional pilots due to the industry-wide increase in pilot attrition in 2007, and anticipated costs associated with the induction of the CRJ-900 aircraft into Pinnacle's fleet. Colgan's operating loss of $4.5 million further contributed to the year-over-year decline in operating income.

Net income and EPS for the year ended December 31, 2007 were $34.6 million and $1.50, respectively.

Item 7. Management's Disussion and Analysis of Financial Condition and Results of Operations

Outlook

To better understand our outlook for 2007, the following content within Item 7 should be read in conjunction with Item 1A., Risk Factors and the Liquidity and Capital Resources section of this item, both in this Annual Report on Form 10-K.

We plan to grow the business of both our Pinnacle and Colgan subsidiaries by entering into new capacity purchase contracts with airline partners that conduct branded flying and by investing in new regional aircraft to support these contracts.  We believe that a key factor in growing the business with our airline partners is to maintain industry-leading operating performance, measured by the percentage of scheduled flights that we complete and the percentage of flights that arrive at their destination on time.  We are currently scheduled to induct 12 CRJ-900 aircraft and 15 Q400 aircraft into scheduled service during 2008 with Delta and Continental, respectively.  Our focus in 2008 will be to implement this growth strategy while continuing to maintain a high standard of operating performance.

In addition, we will focus on achieving future profitable growth in 2009 and beyond by marketing our services to branded airlines in the United States.  We have options and firm cancelable orders for an additional 30 Q400 aircraft, to be delivered between May 2009 and July 2010.  Continental has an option to add 15 of these aircraft under our capacity purchase agreement, and we intend to market the remaining 15 to our partners and other airlines with branded flying.  In addition to growing our Q400 operations, we believe there will be opportunities to increase regional jet capacity with major airlines, primarily with larger regional jets having seating capacities of 70 to 90 seats.  Delta has an option to add an additional seven CRJ-900 aircraft under our capacity purchase agreement, and we intend to pursue this opportunity with Delta as well as opportunities with other branded airlines.

Our Colgan subsidiary’s existing operations are conducted under revenue pro-rate code-share agreements.  Under this type of agreement, we select our own routes, manage our fares and inventory of unsold seats, and incur all of the costs of operating and marketing our flights.  We market our flights under the brand of our code-share partners, and we pro-rate the revenue from passengers who purchase a connecting ticket between flight segments operated by us and our partners.  Under this type of flying, we bear the risk of changes in the pricing structure and demand for travel in markets we serve, and we bear the risk of changes in fuel prices.  Our Colgan subsidiary experienced an operating loss of $4.5 million during 2007 related to its existing base of revenue pro-rate operations.  Colgan incurred significantly higher fuel costs during 2007, with the average price paid per gallon increasing 29% from the first quarter of 2007 to the fourth quarter of the same year.  In addition, Colgan incurred approximately $2.3 million in costs during 2007 associated with the introduction of Q400 operations.  We will focus on returning Colgan’s revenue pro-rate operations to profitability during 2008 and have planned a number of initiatives to accomplish this.  These initiatives include:

▪
Relocating nine essential air service markets from Pittsburgh under our US Airways code-share agreement to Washington Dulles under our United code-share agreement.  Washington Dulles is a larger hub airport than Pittsburgh with substantially more connecting opportunities for our passengers.  We expect this change to increase the number of passengers that we carry in these essential air service markets, thus increasing our passenger revenue. The transition will be complete by the end of the first quarter.

▪
Relocating Colgan’s maintenance base from Manassas, Virginia to Washington Dulles airport.  Relocating our maintenance base will significantly reduce the number of ferry flights in our system, lowering our operating costs.  We expect this move to be completed by the end of the first quarter.

▪
Implementing fuel conservation initiatives, such as tankering fuel at locations where we can purchase it at a lower cost, better planning of the amount of fuel we carry on our flights, and other measures designed to reduce the amount of fuel that we use.

Item 7. Management's Disussion and Analysis of Financial Condition and Results of Operations

▪
Reducing maintenance costs by simplifying our maintenance structure, reducing the number of outstations where we maintain a line maintenance presence, and reducing the time it takes us to perform routine maintenance procedures.  In addition to reducing our maintenance costs, these measures will increase the number of aircraft available for scheduled service, thus increasing the utilization of our Saab fleet.

▪
Eliminating our Beech 1900 subfleet, thus reducing the carrying costs associated with supporting two aircraft types and reducing crew training costs.  We plan to retire the last Beech 1900 aircraft during the fourth quarter of 2008.

Colgan’s financial performance is also subject to seasonal fluctuations.  Colgan has historically incurred losses during the first and fourth quarters each year when demand for air travel declines, and earned income or incurred smaller losses during the second and third quarters each year when air travel demand is higher.  A significant portion of Colgan’s 2007 operating loss was incurred during the month of December, when passenger demand typically drops considerably in the markets that Colgan serves.  We also expect Colgan to incur an operating loss during the first quarter of 2008.  We expect this seasonality to continue to impact Colgan’s pro-rate financial results in future periods.

During 2008, we will monitor the effectiveness of initiatives we are implementing to improve Colgan’s financial performance, and we will also monitor external trends such as passenger demand and the price of fuel.  The initiatives we implement may not improve Colgan’s performance enough to restore profitability.  In addition, decreases in unit revenue or increases in the price of fuel may further deteriorate Colgan’s financial performance.  We may incur a loss on Colgan’s pro-rate operations for the full year of 2008.  We do not intend to grow our level of pro-rate flying beyond our current operations at Colgan, and we may determine in the future that it will be necessary to reduce or eliminate entirely the pro-rate operations that we currently perform, focusing instead on growing Colgan’s capacity purchase business.

Our Pinnacle subsidiary has been in negotiations with the Air Line Pilots Association (“ALPA”) since April 2005.  In August 2006, Pinnacle filed for mediation with the National Mediation Board.  Since that time, Pinnacle has met periodically, with and without the mediator assigned to the negotiations, but the parties have not reached an agreement.  During the fall of 2007, ALPA filed a lawsuit against Pinnacle seeking to enjoin Pinnacle from offering signing bonuses and other incentive payments to its first officers.  The Company believes the lawsuit is without merit.  In January 2008, Pinnacle filed a lawsuit against ALPA, alleging that ALPA has not negotiated in good faith for a new collective bargaining agreement.  It is of utmost importance to us to reach an agreement with ALPA that is consistent with our company-wide philosophy of industry-average pay and benefits with enhanced employee productivity.  Pinnacle’s pilot group is currently paid below industry average, and a new collective bargaining agreement is expected to contain an increase in pay for Pinnacle’s pilots.  While Pinnacle intends to vigorously pursue obtaining a fair contract with ALPA, the timing of resolving this matter cannot be predicted.

In 2007, Colgan recognized the United Steel Workers to represent Colgan’s flight attendants.  Colgan will begin negotiating for a flight attendant collective bargaining agreement with the United Steel Workers shortly.  We do not expect this new collective bargaining agreement to have a material impact on our financial results.

We are currently engaged in discussions with Northwest involving various disputed payments under our ASA, including items that relate to the period prior to commencement of our current ASA in January 2007.  Two of these items could affect our operating income in future periods.  The first item relates to a 2006 adjustment to our block hour, departure, and fixed cost rates.  Our annual operating income could increase or decrease by approximately $2.8 million per year based upon differing interpretations of the relevant ASA terms.  The second issue involves the reclassification of certain airport and ground handling costs and related ASA revenue in a manner that could reduce the Company’s operating income in future periods by up to approximately $2.0 million per year going forward.

If we are unable to resolve these issues directly with Northwest, the parties may enter into an arbitration process or other form of legal dispute resolution.  Adverse determinations in these matters could result in a loss to the Company of up to $7.2 million for disputed amounts through December 31, 2007.  We believe that we will prevail in these matters, and therefore, we do not believe a loss is probable at this time.  However, we may not be successful in resolving these disputes without reducing our income going forward, or without paying Northwest for some or all of the amount noted above.  We cannot currently predict the timing of the resolution of these matters.

Item 7. Management's Disussion and Analysis of Financial Condition and Results of Operations

    The airline industry in general is experiencing a shortage of qualified pilots to absorb the recent growth in industry capacity.  This shortage has particularly affected regional airlines such as Pinnacle, as major airlines typically recruit new pilots from within the ranks of regional airlines.  During the first quarter of 2007, Pinnacle began experiencing higher than normal attrition, primarily due to pilots leaving for positions at major carriers.  Both of our operating subsidiaries have enacted programs to increase pilot recruiting and training efforts.  Assuming pilot attrition remains at current levels, we believe that our subsidiaries will have adequate flight crews to maintain our commitments to all of our operating partners for the foreseeable future.  While we expect staffing levels at our subsidiaries to be adequate going forward, we also expect higher than normal training costs in the first half of 2008 as we recruit pilots, flight attendants and mechanics for our new Q400 and CRJ-900 operations.

Recent published reports speculate that a number of airlines are considering various forms of consolidation, including some of our partners.  Specifically, reports have indicated that Delta is considering a business combination with either United or Northwest.  We do not believe that major airline industry consolidation will materially affect our current operations, as our regional airline services agreements are relatively long-term and do not contain early termination provisions that could be triggered by consolidation.  In addition, we believe that we have maintained strong relationships with all of our partners, and that we will continue to be an important part of our partners’ networks with or without industry consolidation.

Both Delta and AMR Corp., parent of American Airlines and American Eagle, have publicly stated that they intend to sell or spin off their wholly owned regional airline subsidiaries.  In addition, consolidation amongst airlines with branded flying may spark consolidation within the regional airlines that support them.  While we have no plans to merge with or acquire another airline, we will continue to review the competitive landscape and make certain that we are best positioned to benefit our stakeholders if consolidation occurs within the airline industry.

We invest in auction rate securities (“ARS”) that provide for an interest rate reset through a “dutch auction” process in periods spanning from 7 to 35 days (See Note 16 in Item 8 of this Form 10-K for additional ARS related information).  In February 2008 when our invested balance approximated $136 million, auctions of our ARS failed to generate enough demand to successfully reset interest rates.  We must either hold the securities until the next successful auction or attempt to sell the securities through a privately-placed secondary market transaction; until such time we are earning a contractual maximum interest rate on each security.

We are monitoring the ARS market closely.  While we wait for both the ARS market to rationalize and for investor demand to return, we have arranged for a margin loan facility for a total of up to $60 million (the “Term loan”) to be used to support our aircraft purchases and other liquidity needs, which we believe will be sufficient to supplement our cash flows from operations and meet our other current liquidity needs.  Because of the unprecedented events in the ARS market, we cannot predict when liquidity in the ARS market will return.  Although we believe our securities continue to represent good investments due to the AAA/Aaa credit ratings of the underlying investments, we may be forced to sell some of our ARS portfolio under distressed, illiquid market conditions, which could result in our recognizing a loss on such sales.  In addition, we may reclassify all or a portion of our ARS portfolio as long-term investments, and we may record an impairment charge in future periods if we determine that the decline in value of our ARS portfolio is other-than-temporary or will not recover before we sell the investment.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  The SEC has defined critical accounting policies as those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain.  See also Note 2 in Item 8 of this Form 10-K for a discussion of new and proposed accounting standards.

Item 7. Management's Disussion and Analysis of Financial Condition and Results of Operations

Revenue Recognition

Nature of Estimates Required: Our capacity purchase agreements include provisions that under certain circumstances require rate adjustments related to the allocation of overhead expenses.  These allocations ultimately affect the revenue recognized.  Additionally, our code-share agreements include incentive payment provisions whereby revenue is adjusted should we achieve certain operating metrics.  In some instances, uncertainty exists as to the party responsible for causing a negative effect on the relevant operating metric.  Our code-share partners may dispute the amount billed and pay less than the amount invoiced if it interprets the agreement differently than we do.

Assumptions and Approach Used: Our operating revenues are calculated based on our interpretation of the underlying code-share agreements.

Effect if Different Assumptions Used: If our interpretation differs materially from those of our code-share partners, our revenue could be materially understated or overstated.  For example, during the second quarter of 2007, we estimated our operating performance under the ASA to have resulted in lost incentive revenue of approximately $2.4 million for the first six months of 2007, while Northwest asserted lost incentive revenue of $4.8 million.  Subsequent to a detailed analysis of the facts underlying the cause of the operating performance, we ultimately settled the issue for approximately $2.9 million.

Income Tax Reserves

Nature of Estimates Required: On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Under FIN 48, we recognized tax benefits only for income tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon settlement with the tax authority.  The cumulative effect of adopting FIN 48 was immaterial to our financial statements.  We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense.  These income tax liabilities and accrued interest and penalties are presented as current liabilities in our consolidated balance sheets.

In addition to our federal tax return, we file numerous state income tax returns.  We are no longer subject to U.S. federal income tax examination for years through 2003 except for specific U.S. federal income tax positions that are in various stages of appeal. No resolution date can be reasonably estimated at this time for these appeals.

Assumptions and Approach Used: Our income tax reserves are based on management’s assessment of an issue’s expected resolution, based on several factors, including tax audits, appeals, litigation, changes in tax laws and other rules and the history of how the issue has been treated by other airlines.

Effect if Different Assumptions Used:   It is difficult to predict the ultimate outcome or the timing of resolution for tax positions under FIN 48. Changes may result from the conclusion of ongoing audits or appeals in state, local, and federal tax jurisdictions. Our liability for tax positions under FIN 48 includes one matter that is individually material. Specifically, we are currently under audit by the Internal Revenue Service (“IRS”) for the tax years 2003 through 2005.  In May 2007, the IRS proposed certain adjustments to our positions related to various exam matters.  We have submitted a protest to the IRS with respect to these adjustments, and we are awaiting the start of an administrative appeals process.  Should the IRS prevail on these adjustments, the impact could be significant.  We believe the potential tax exposure related to the items the IRS has focused on during its examinations would not exceed $35.0 million plus penalties of $9.7 million, of which we have reserved $16.7 million.  Should the IRS prevail in obtaining the additional amount, future earnings could be reduced by approximately $18.0 million.  It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months, but an estimate of the range of the reasonably possible outcomes cannot be made. However, should the IRS prevail in its arguments, the resolution of any of our tax positions under FIN 48 could be material.

Item 7. Management's Disussion and Analysis of Financial Condition and Results of Operations

Long-Lived Assets

Goodwill

Nature of Estimates Required:Our long-lived assets consist of goodwill and intangible assets, as well as property and equipment.  Under Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), intangible assets can have either finite or indefinite useful lives.  As of December 31, 2007, we had approximately $28.2 million and $17.1 million in goodwill and identifiable intangible assets with definite lives, respectively. Under SFAS 142, goodwill and intangible assets with indefinite useful lives should be tested at least annually for impairment.  Factors considered important when determining the impairment of goodwill under SFAS 142 include items affecting the cash flows of the reporting segments; significant changes in the underlying business strategy or operational environment; material ongoing industry or economic trends; or other factors specific to the asset or reporting segments being evaluated.  Any changes in the key assumptions about the business and its prospects, or changes in market conditions or other externalities could result in an impairment charge.

Assumptions and Approach Used:  Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.  Other assumptions include determining the appropriate discount rate, which represents our weighted average cost of capital.  Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets.

Effect if Different Assumptions Used: Based on the results of these evaluations, we concluded no impairment was necessary as of December 31, 2007.  However, there is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk impairment charges may be necessary in the future.  As such, an impairment charge could affect earnings by as much as the carrying values of the assets listed above.

Property and Equipment

Nature of Estimates Required:  More than 35% of our total assets are invested in property and equipment, which will continue to increase as we acquire additional aircraft to support our new agreements with Delta and Continental.  We capitalize only those costs that meet the definition of capital assets under accounting standards. Accordingly, repair and maintenance costs that do not extend the useful life of an asset or are not part of the cost of acquiring the asset are expensed as incurred.  The depreciation of our property and equipment over their estimated useful lives, and the determination of any salvage values, requires management to make judgments about future events.

Assumptions and Approach Used:  Because we utilize most of our property and equipment over relatively long periods, we periodically evaluate whether adjustments to our estimated service lives or salvage values are necessary to ensure these estimates properly match the economic use of the asset. When necessary, we will engage airline industry specialists to assist with the determination of relevant estimates.  This evaluation may result in changes in the estimated lives and residual values used to depreciate our aircraft and other equipment. These estimates affect the amount of depreciation expense recognized in a period and, ultimately, the gain or loss on the disposal of the asset.  However, such amounts may differ materially in the future due to technological obsolescence, accident frequency, regulatory changes and other factors beyond our control.

The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If the cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. We have not experienced any significant impairment of assets to be held and used. However, from time to time we make decisions to remove certain long-lived assets from service based on projections of reduced capacity needs and those decisions may result in an impairment charge.  There were no material asset impairment charges recognized in 2007, 2006 or 2005.

Item 7. Management's Disussion and Analysis of Financial Condition and Results of Operations

Effect if Different Assumptions Used: Any impairment charge could affect earnings by as much as the carrying values of the assets.

Spare Parts and Supplies

Nature of Estimates Required: Inventories, expendable parts and maintenance supplies relating to flight equipment are carried at cost and are expensed when the inventory is used.  An allowance for obsolescence is provided over the remaining estimated useful life of the related aircraft equipment, for spare parts expected to be on hand at the date the aircraft are retired from service, plus allowances for spare parts currently identified as obsolete or excess. We will continue to modify these estimates as our fleet ages.  The adequacy of our allowance for obsolescence requires a high degree of judgment.

Assumptions and Approach Used: Our allowance for obsolescence related to inventory is provided over the remaining useful life of the related aircraft, plus allowance for spare parts currently identified as excess.  Part of the calculation for this reserve is based on historical experience.  In addition, we may reserve for additional obsolescence when we deem parts as excess inventory.

Effect if Different Assumptions Used: As of December 31, 2007, our allowance for obsolescence related to our spare parts and supplies was approximately $2.5 million.  If we increase the reserve by 10%, the impact on pre-tax income is immaterial.

We have made certain other estimates that, while not involving the same degree of judgment, are important to understanding our financial statements.  We continually evaluate our accounting policies and the estimates we use to prepare our consolidated financial statements. Our estimates as of the date of the financial statements reflect our best judgment after giving consideration to all currently available facts and circumstances. Therefore, actual results may differ significantly from these estimates and may require adjustment in the future, as additional facts become known or as circumstances change.  Management has discussed the development of these critical accounting estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented above relating to them. For more information, see Note 2 in Item 8 of this Form 10-K.

Item 7. Management's Disussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

Our consolidated statements of income for the years ending December 31, 2007, 2006 and 2005 can be compared as follows (in thousands):

	2007	Increase/ (Decrease) 2007-2006	2006	Increase/ (Decrease) 2006-2005	2005
Operating revenues:
Regional airline services	$777,179	(5)%	$816,787	(2)%	$833,125
Other	10,195	30%	7,836	(8)%	8,480
Total operating revenues	787,374	(5)%	824,623	(2)%	841,605
Operating expenses:
Salaries, wages and benefits	202,860	43%	141,835	6%	134,277
Aircraft fuel	38,487	(65)%	109,224	(3)%	112,666
Aircraft maintenance, materials and repairs	86,899	148%	35,110	10%	31,865
Aircraft rentals	138,661	(48)%	264,124	(5)%	277,914
Other rentals and landing fees	58,986	37%	43,135	0%	42,972
Ground handling services	97,843	12%	87,390	(6)%	92,689
Depreciation and amortization	9,265	132%	3,985	(1)%	4,017
Commissions and passenger related	24,204	552%	3,711	(11)%	4,155
Other	79,129	52%	52,132	(4)%	54,522
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(1,048)	98%	(43,571)	173%	59,599
Total operating expenses	735,286	5%	697,075	(14)%	814,676
Operating income	52,088	(59)%	127,548	374%	26,929
Nonoperating (expense) income	(1,051)	(64)%	(2,948)	(120)%	14,482
Income before income taxes	51,037	(59)%	124,600	201%	41,411
Income tax expense	16,400	(65)%	46,801	198%	15,713
Net income	$34,637	(55)%	$77,799	203%	$25,698

Item 7. Management's Disussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

2007 Compared to 2006

Operating Revenues. Consolidated regional airline services revenue of $777.2 million decreased by $39.6 million, or 5%, from regional airline services revenue of $816.8 million for the same period in 2006.  The decrease in revenue was primarily due to the decrease in revenue associated with expense reimbursements from Northwest and a reduction in Pinnacle’s target operating margin of 10% in 2006 to 8% effective January 1, 2007.  The most significant decreases in reimbursable expenses were aircraft fuel and aircraft rent. Under the ASA, Northwest now provides jet fuel to Pinnacle at no cost, whereas in 2006, jet fuel was a reimbursable expense.  This change resulted in a decrease in revenue of $129.0 million over the same period in 2006.  Also under the ASA, our aircraft rental expense has been lowered to a rate that approximated market rates at that time.  Revenue related to aircraft rent reimbursed by Northwest decreased $185.2 million over the same period in 2006 as a result of this change.  The decrease in revenue is also attributable to incentive-based revenue not earned related to the pilot shortage that negatively affected our first quarter operations.  As a result of reducing capacity below planned levels, Pinnacle did not meet the required completion factor goal for the six months ended June 30, 2007 under the ASA.  Consequently, we did not earn incentive-based revenue of approximately $2.9 million for the six months ended June 30, 2007.  These revenue decreases are offset by the addition of $192.4 million in revenue related to Colgan, of which $14.5 million was attributable to essential air services (“EAS”), as discussed in Note 4 of Item 8 of this Form 10-K.  In addition, these revenue decreases are offset by the recognition of deferred ASA revenue of $22.6 million and the increases in Pinnacle’s revenue related to a 6% increase in block hours and departures due to an increase in Pinnacle’s fleet compared to 2006.

Other revenue of $10.2 million increased by $2.4 million, or 30%, compared to other revenue of $7.8 million for the same period in 2006.  The increase in revenue is primarily attributable to a $2.4 million increase related to our agreement to provide ground handling services to Northwest for its own flights at six additional cities under a separate agreement.  The increase is also attributable to a $0.3 million increase in revenue for other services and to the addition of $0.3 million in other revenue related to Colgan.  These increases are offset by a decrease of $0.6 million of ground handling services to other airlines.

Operating Expenses. Total operating expenses increased by $38.2 million and 5%.  The increase in operating expenses is primarily related to the addition of Colgan offset by the changes to our ASA, primarily to aircraft fuel and aircraft rent.

Salaries, wages and benefits increased by $61.0 million, or 43%, primarily due to the 38% increase in the average number of employees.  The increase in employees is primarily due to the acquisition of Colgan during the first quarter of 2007.

Aircraft fuel expense decreased $70.7 million, or 65%, primarily due to the contractual change in the ASA whereby passenger fuel costs are now provided by Northwest at no cost to Pinnacle.  Aircraft fuel expenses incurred by Colgan accounted for $38.1 million, or 99%, of the expense in 2007.

Aircraft maintenance, materials and repairs expenses increased by approximately $51.8 million and 148%.  Maintenance expense incurred by Colgan accounted for $38.4 million, or 74%, of this increase.  Additionally, Pinnacle incurred an additional $5.9 million of heavy check expense during 2007, which is caused by an increase in the number of heavy checks performed as its fleet ages.  The additional maintenance expense was also attributed to the 11% increase in Pinnacle’s operating fleet.

Aircraft rental expense decreased $125.5 million, or 48%, primarily due to the terms of the amended ASA with Northwest, slightly offset by $8.5 million of rent expense incurred by Colgan.  Effective January 1, 2007, our monthly lease rates were reduced to rates that approximated market conditions at that time.  As previously noted, we sublease our CRJ-200 aircraft from Northwest under operating leases that expire December 31, 2017.  Northwest reimburses in full all rental expense for the CRJ-200 aircraft operated under the ASA.

Item 7. Management's Disussion and Analysis of Financial Condition and Results of Operations

Ground handling services increased by $10.5 million, or 12%, due to the $12.1 million of ground handling expense attributable to Colgan.  This increase is offset by a decrease in Pinnacle’s ground handling expenses due to the increase in the number of cities in which ground handling functions are performed by its employees rather than being outsourced.

Commissions and passenger related expense increased $20.5 million, primarily due to the addition of Colgan expenses.  This caption is being presented for the first time in 2007, as it is a material portion of Colgan’s operating expenses.  Because Colgan has the responsibility of selling its own tickets, it incurs costs related to these transactions.  We have not previously incurred these costs as Northwest processes Pinnacle’s ticket sales at no cost.  Also included in this amount are passenger related expenses such as catering expense and interrupted trip expense.

The $27.0 million, or 52%, increase in other expenses is primarily attributable to $20.1 million in other operating expenses incurred by Colgan, which includes passenger insurance, flight training, and administrative costs.  Also contributing to the increase is the 11% increase in Pinnacle’s operating fleet.

Nonoperating Expense.  Net nonoperating expense decreased by $1.9 million compared to the same period in 2006.  The increase was caused by a $3.3 million increase in interest expense, largely attributable to Colgan’s operations offset by $2.9 million of capitalized interest, primarily related to the acquisition of our Q400 and CRJ-900 aircraft, as discussed in Note 2 in Item 8 of this Form 10-K.  In addition, miscellaneous expense increased by $3.9 million primarily related to the $4.1 million loss we recorded on the sale of our $42.5 million bankruptcy claim against Northwest during the second quarter of 2007, offset by $0.2 million related to gain on sale of fixed assets.  Further offsetting the increase in nonoperating expense is a $9.1 million increase in interest income from our significantly larger short-term investment portfolio.  The increase in our portfolio relates to the investment of proceeds received from the assignment of our Northwest and Mesaba claims.

For the year ended December 31, 2007, our income tax expense decreased $30.4 million primarily related to the decrease in pre-tax income as compared to the same period in 2006.  In addition, due to the tax free interest income on our short-term investment portfolio, the Company’s effective tax rate decreased by 5.5 points.

           2006 Compared to 2005

Operating Revenues. 2006 operating revenue of $824.6 million decreased $17.0 million, or 2%, over 2005 operating revenue of $841.6 million.  The decrease in revenue was primarily due to a decrease of $24.4 million in revenue associated with expense reimbursements.  The most significant decreases in reimbursable expenses, primarily aircraft rent, other rentals and landing fees, aircraft fuel and ground handling services provided by Northwest, were caused by a decreased average fleet size in 2006. During 2005, 22 CRJ-200 aircraft were added, although 15 of these aircraft were removed from the fleet effective November 1, 2005.  We continued to receive fixed payments on these 15 aircraft through November 30, 2005.  The decrease in revenue from expense reimbursements and an additional decrease of $8.6 million associated with our decreased level of flying are partially offset by a rate increase in the 2002 ASA that increased revenue by $15.1 million for the year ended December 31, 2006.

Regional airline services revenue per block hour for the years ended December 31, 2006 and 2005 were $1,968 and $1,925 respectively, which represents an increase of approximately 2%. Regional airline services revenue per departure increased by 3% from $3,253 to $3,342. The variances in revenue per block hour and departure are due primarily to a decrease in the average length of our flights of 6% over the same periods.

Operating Expenses. Total operating expenses decreased by $117.6 million and 14%.  The decrease in operating expenses during 2006 was primarily due to a benefit of $43.6 million and losses of $59.6 million associated with the bankruptcy filings of Northwest and Mesaba for the year ended December 31, 2006 and 2005, respectively. Excluding the benefits and losses due to bankruptcy filings, for the year ended December 31, 2006 operating expenses decreased by $14.4 million and 2%.  The decrease in operating expense was due primarily to the decreased average fleet size during 2006.

Item 7. Management's Disussion and Analysis of Financial Condition and Results of Operations

Salaries, wages and benefits increased by $7.6 million, or 6%, primarily due to the increase in the average number of employees of 4%, as well as wage rate and benefit increases.  The increase in employees is primarily due to an agreement we entered into with Northwest during the fourth quarter of 2006, under which we provide our own ground handling services at seven additional cities under the 2002 ASA where we had previously been handled by Northwest.  In addition, we agreed to provide ground handling services to Northwest for its own flights at six additional cities under a separate agreement.  As part of this transition, we incurred significant hiring, training, and other startup costs and capital expenditures for ground equipment.  The Company also recorded a $1.6 million postretirement liability for pilots, of which $1.3 million was related to prior periods.

Aircraft fuel expense decreased $3.4 million, or 3%, due to the 4% decrease in block hours and the 1% increase in departures, which was caused by a 6% decrease the average length of flights.  In accordance with the 2002 ASA, passenger fuel costs were reimbursed in full by Northwest and capped at $0.78 per gallon.

Aircraft maintenance, materials and repairs expenses that are reimbursed by Northwest increased by $1.1 million and 7%.  Required heavy airframe maintenance checks performed on our CRJ-200 aircraft increased during 2006.  Heavy airframe maintenance checks were performed on 63 aircraft during 2006 versus 56 aircraft in 2005. This accounted for approximately $0.5 million of the increase in reimbursed maintenance expenses.  The increase in non-reimbursable expenses of $2.1 million was primarily due to the aging of our fleet.

Aircraft rental expense decreased $13.8 million, or 5%, due to the 4% decrease in average fleet size of 129 in 2005 to 124 in 2006.  As previously noted, we sublease our CRJ-200 aircraft from Northwest under operating leases that expire December 31, 2017.  Through 2006, the monthly lease rates include certain fleet management costs of Northwest and are not representative of the rates paid by Northwest to third-party lessors.  Effective January 1, 2007, our monthly lease rates were reduced to a market-based rate.  Under the ASA, Northwest reimburses in full aircraft rental expense.

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

Other expenses decreased by $2.4 million and 4%.  The decrease in unreimbursed other expenses was driven by our decreased level of operations, most notably a decrease of $0.5 million of expenses associated with overnight travel for our pilots and flight attendants and $1.5 million attributable to a decrease in professional service expenses.  Our 2005 professional services expense included increased costs associated with state tax planning, the audit of our financial statements and compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and the process of obtaining our second air carrier certificate.  These costs decreased in 2006 as these projects did not require the same level of assistance from outside professionals.

Nonoperating Expense.  Nonoperating income (expense) decreased by $17.4 million primarily related to the purchase in 2005 of our outstanding $120.0 million note payable to Northwest at a discounted purchase price of $101.6 million.  As a result, nonoperating income for 2005 includes a gain of $18.0 million, net of related fees, related to the repurchase of this debt.

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

Item 7. Management's Disussion and Analysis of Financial Condition and Results of Operations

Segmented Results of Operations

Operating Revenues
	2007	Increase/ (Decrease) 2007-2006	2006	Increase/ (Decrease) 2006-2005	2005
Operating revenues:
Pinnacle Segment	$595,053	(28)%	$824,623	(2)%	$841,605
Colgan Segment	192,405	-	N/A(1)	-	N/A(1)
Other/ Eliminations	(84)	-	-	-	-
Total operating revenues	$787,374	(5)%	$824,623	(2)%	$841,605

(1)	Colgan was purchased in January 2007 and as such, only one year is provided.

2007 Compared to 2006

The Pinnacle Segment’s revenue of $595.1 million decreased by $229.6 million, or 28%, from the same period in 2006.  As previously discussed, the decrease in revenue was primarily due to the changes in our ASA with Northwest, which resulted in a decrease in revenue associated with expense reimbursements from Northwest and a reduction in the target operating margin.  The most significant decreases in reimbursable expenses were aircraft fuel and aircraft rent.  The decrease in revenue is also attributable to incentive-based revenue not earned due to our first quarter operations which fell below certain operational metrics.  These revenue decreases are offset by the recognition of deferred ASA revenue, the increase in revenue from ground handling services and a 6% increase in block hours and departures due to an increase in Pinnacle’s fleet size.

2006 Compared to 2005

The Pinnacle Segment’s 2006 operating revenue of $824.6 million decreased by $17.0 million, or 2%, over 2005 operating revenue.  As previously discussed, the decrease in revenue was primarily due to the decrease in our average fleet size in 2006, which resulted in a decrease of certain expense reimbursements and decreased level of flying.  The most significant decreases in reimbursable expenses were primarily aircraft rent, other rentals and landing fees, aircraft fuel and ground handling services provided by Northwest.  The decrease in revenue from expense reimbursements due to decreased level of flying was partially offset by a rate increase in the 2002 ASA.

Operating Income
	2007	Increase/ (Decrease) 2007-2006	2006	Increase/ (Decrease) 2006-2005	2005
Operating income
Pinnacle Segment	$56,591	(56)%	$127,548	374%	$26,929
Colgan Segment	(4,503)	-	N/A(1)	-	N/A(1)
Other/ Eliminations	-	-	-	-	-
Total operating income	$52,088	(59)%	$127,548	374%	$26,929

(1)	Colgan was purchased in January 2007 and as such, only one year is provided

Item 7. Management's Disussion and Analysis of Financial Condition and Results of Operations

2007 Compared to 2006

The Pinnacle Segments 2007 operating income of $56.6 million decreased by $71.0 million, or 56%, over the same period in 2006.  The primary reason for the decrease in operating income was due to the terms of the amended ASA with Northwest.  As previously discussed, the terms of the ASA decreased expense reimbursements and reduced the target operating margin, which as a result, lowered operating income by $229.6 million.  The changes in the ASA with Northwest also attributed to the decrease in operating expenses, primarily aircraft fuel and aircraft rent, of $158.6 million.

2006 Compared to 2005

The Pinnacle Segment’s 2006 operating income of $127.5 million increased by $100.6 million, or 374%, for the same period in 2005.  The primary reason for the increase is due to a decrease of $117.6 million of operating expenses for 2006 compared to the same period in 2005.  As previously discussed, the decrease in operating expenses was primarily due to the benefit in 2006 and the losses in 2005 associated with the bankruptcy filings of Northwest and Mesaba.  Corresponding to the decrease in operating expense, operating revenue decreased by $17.0 million compared to the same period in 2005 primarily due to the decrease in our average fleet size in 2006, which resulted in a decrease of certain expense reimbursements and decreased level of flying.

Liquidity and Capital Resources

We generate cash by providing regional airline and related services to our code-share partners.  As of December 31, 2007, we had cash and short-term investments of $214 million.  Cash flows from operations were $275 million, $21 million, and $27 million for the years ended December 31, 2007, 2006, 2005.  We expect our cash flow from operations and our financing arrangements to be sufficient to meet our ongoing capital requirements and financial commitments.  Additionally, we do not expect to make income tax payments during 2008-2010 due to the accelerated depreciation recognized for tax purposes on the newly acquired CRJ-900 and Q400 aircraft.

As of December 31, 2007, we had $187 million of short-term investments, which are primarily composed of Auction Rate Securities (“ARS”).  As of February 22, 2008, our invested balance in these securities was approximately $136 million.  As discussed further in Note 16 in Item 8 of this Form 10-K, these securities recently have become illiquid as fewer investors are participating in the auction process.  We had planned to monetize a portion of our ARS portfolio throughout 2008 to fund the non-financed portion of our aircraft deliveries.  While we wait for both the ARS market to rationalize and for investor demand to return, we have arranged for a margin loan facility for a total of up to $60 million (the “Term loan”) to be used to support our aircraft purchases.  The Term loan is pre-payable at any time prior to maturity on February 28, 2009 should we elect to sell any of our ARS portfolio.  The Term loan bears interest at the one month LIBOR plus 2.0%.  We believe that this short-term financing facility in addition to cash flows from our operations is adequate to meet our aircraft funding requirements and related debt covenants.

Item 7. Management's Disussion and Analysis of Financial Condition and Results of Operations

Contractual obligations. The following chart details our debt and lease obligations at December 31, 2007 (in thousands):
	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
Debt (1)	$73,514	$9,110	$5,644	$4,490	$3,812	$169,756	$266,326
Interest payments on debt	10,568	8,606	8,019	7,667	7,383	67,360	109,603
Aircraft purchase commitments(2)	500,858	23,669	-	-	-	-	524,527
Bank line of credit	8,375	-	-	-	-	-	8,375
Capital leases	1,512	1,306	1,311	777	703	174	5,783
Operating leases(3)	140,454	131,966	129,653	128,988	127,786	585,507	1,244,354
Purchase obligations (4)	31,853	1,002	461	337	523	7,413	41,589
Total contractual cash obligations	$767,134	$175,659	$145,088	$142,259	$140,207	$830,210	$2,200,557

(1)
The Company’s $121 million 3.25% senior convertible notes due 2025 (the “Notes”) did not meet the requirements in the fourth quarter 2007 to be convertible in the first quarter 2008.  As a result, the Notes are classified as a noncurrent liability on the Company’s consolidated balance sheet at December 31, 2007, and are included above in the “thereafter” column.  However, beginning in 2010, we can redeem the Notes for cash and holders of the Notes can require us to purchase all or a portion of the Notes for cash on February 5, 2010, February 5, 2015, and February 5, 2020.

(2)
Amounts include $5.6 million for pre-delivery payments on aircraft committed to be paid in 2008 (as discussed in Note 17 in Item 8 of this Form 10-K).  As discussed below, we have obtained commitments from EDC to finance a significant portion of this commitment for a term of 15 years from the delivery date of each aircraft

(3)
The amounts noted above for operating leases include $1.1 billion of obligations for leased CRJ-200 aircraft from Northwest.  We are reimbursed by Northwest in full for CRJ-200 aircraft rental expense under the ASA.  For a more detailed discussion of operating leases, refer to Note 9 in Item 8 of this Form 10-K.

(4)
Amounts include the $20 million purchase of our Series A Preferred Share from Northwest on January 2, 2008. Amounts include $6.4 million for the purchase of two aircraft hangars in 2008 if the Colgan selling shareholders are unable to sell to a third-party (as discussed in Note 3 in Item 8 of this Form 10-K).  Also includes noncancelable commitments to purchase goods and services, including certain aircraft parts, aircraft engines and information technology software and equipment.

The table above excludes $16.7 million related to the reserves for uncertain tax positions as we are unable to make reasonably reliable estimates of the timing of any potential settlement or resolution with the respective taxing authorities.

In February 2005, we issued $121.0 million principal amount of our 3.25% senior convertible notes due 2025.  The Notes bear interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year.  The Notes are convertible into a combination of cash and common stock at a conversion price of approximately $13.22.  The Notes are convertible in any quarter subsequent to a quarter in which the closing price of our common stock exceeds $15.86 for 20 of the last 30 trading days.  This condition was met during the first and second quarters of 2007, causing the Notes to become convertible at the option of each Note holder during the second and third quarters of 2007.  This condition was not met during the third and fourth quarters of 2007, and consequently the Notes are not convertible at this time.  No holders of the Notes tendered their notes for conversion during the second and third quarters of 2007.  Consequently, due to the option value imbedded within each Note, the Notes generally trade at values higher than the fair value of the common stock and cash into which they could be converted.  Although the Notes have been convertible and will possibly be convertible during future periods, we do not expect a significant number of holders to tender the Notes for conversion.  Nonetheless, in any period during which the holders have the right to exercise the conversion option, the Notes’ $121.0 million par value will be classified as a current liability on our balance sheet.

Item 7. Management's Disussion and Analysis of Financial Condition and Results of Operations

On February 17, 2007, we entered into a purchase agreement for up to 25 firm and 20 option Q400 aircraft with Bombardier, Inc.  Under the agreement, we are obligated to purchase a minimum of 15 Q400 regional aircraft.  These 15 firm aircraft will be delivered to our Colgan subsidiary between January 2008 and June 2008.  We have a right of cancellation for an additional ten firm aircraft for which notice is required by April 2008 for the first five such aircraft and by July 2008 for the remaining five aircraft.  If we do not exercise these cancellation rights, then we will take delivery of these ten additional aircraft between May 2009 and February 2010.  In addition to the 25 firm aircraft, we have optional rights to acquire 20 Q400 aircraft that would be delivered between May 2009 and July 2010.

On April 27, 2007, Delta Air Lines assigned to us its rights to purchase 16 CRJ-900 aircraft from Bombardier, Inc.  We took delivery of three of these aircraft in November and December 2007, though only one of these aircraft entered scheduled service during 2007.  We will take delivery of the remaining aircraft between January 2008 and January 2009.  Under our capacity purchase agreement with Delta, Delta may also require us to purchase an additional seven CRJ-900 aircraft to operate.

Our aggregate purchase commitment for non-cancelable aircraft orders with Bombardier for both the Q400 aircraft and the remaining CRJ-900 aircraft is approximately $525 million.  We are required to make pre-delivery payments to Bombardier, which are refunded to us upon the delivery of the aircraft.  During September and October 2007, we executed two pre-delivery payment financing facilities (the “PDP Facilities”) with Export Development Canada (“EDC”) for up to $80 million to provide borrowings to fund our pre-delivery payment commitments to Bombardier.  Borrowings under the pre-delivery payment facilities bear interest at the 3-month LIBOR rate plus 1.65%, which was 6.48% as of December 31, 2007.  The outstanding balance for the borrowings as of December 31, 2007 was $64 million.  As each aircraft is delivered to us, we will repay the associated borrowings under the PDP Facilities.

Upon delivery of our first three CRJ-900 aircraft in 2007, we obtained long-term financing of $60.3 million for the aircraft from EDC.  We expect to finance the purchase of the remaining 28 aircraft using a combination of internal capital resources and debt financing.  We have obtained commitments from EDC to finance the aircraft for a term of 15 years from the delivery date of each aircraft.  The approximate remaining borrowing commitment is $446 million of the approximate remaining purchase price of $525 million.  We expect to fund the approximate remaining $79 million from internal capital resources.

To reduce the financial risk associated with changes in long-term interest rates while we take delivery of the Q400 and CRJ-900 aircraft, we initiated a cash flow hedging program during July 2007.  The program consists of interest rate swaps whereby we agree to pay a fixed interest rate and receive the six-month LIBOR rate.  The swaps have been or will be cash settled when the permanent financing is obtained at the time we take delivery of the aircraft.  As of February 28, 2008, we have hedged approximately $436 million or 78% of the $560 million we expect to finance.  The average hedged interest rate is approximately 5.27%.  Should interest rates change by 100 basis points before we take delivery, and assuming that we do not hedge the anticipated debt on the remaining firm noncanceable aircraft, aggregate interest expense in the first year of financing would change by approximately $1.2 million.  During 2007, the Company made prepaid interest payments of $1.3 million in connection with its cash flow hedging program.  As of December 31, 2007, the Company expected to make additional prepaid interest payments of $16.8 million during 2008.

In December 2007, we financed the purchase of a CRJ-900 engine from General Electric Capital Corporation (“GE”) for $3.4 million.  During 2008, we expect to purchase additional inventory and spare engines for our new CRJ-900 and Q400 aircraft totaling approximately $9.8 million.  We expect to use internal resources and financing from the engine manufacturers or third parties to fund these inventory and spare engine purchases.

The Company maintains a revolving line of credit with an institutional lender for a principal amount not to exceed $8.5 million or 75% of the net unpaid balance of eligible accounts receivable.  This instrument has an interest rate of Prime plus 0.25%.  In June 2007, the Company extended the termination date of the loan to April 15, 2008.  Amounts outstanding under the line of credit were $8.4 million at December 31, 2007.

Item 7. Management's Disussion and Analysis of Financial Condition and Results of Operations

As part of our agreement to purchase Colgan, we agreed to purchase from one of its selling shareholders two aircraft hangars located in Manassas, Virginia if the selling shareholders are unable to consummate a sale to a third-party.  The Company agreed to purchase the two hangars for a purchase price of $6.4 million, which approximates their fair value.

The IRS is currently examining our tax records for years 2003 through 2005.  The IRS has proposed adjustments related to certain key transactions that we undertook during those periods.  The adjustments would increase our tax liability for these periods by approximately $33 million (net of offsetting timing differences within these periods) plus penalties of $9.7 million.  We have filed a formal protest with respect to these proposed adjustments and are awaiting the start of an administrative appeal process within the IRS.  We continue to believe that the tax positions we have taken are appropriate and in compliance with tax law and regulations.  Although we believe our tax positions are appropriate, we have recorded reserves totaling $16.7 million.  While we believe our reserves are adequate for each identified issue, our liquid assets would be significantly reduced if we are ultimately required to make payments to the IRS for taxes and related interest and penalties associated with these proposed adjustments.

Operating activities. Net cash provided by operating activities was $275.5 million during the year ended December 31, 2007.  This was due primarily to the $271.7 million increase in deferred revenue, which was primarily comprised of the approximately $311 million of proceeds received from the assignment of our Northwest claims, offset by the elimination of our pre-petition receivables balance of approximately $42 million.

As of December 31, 2007, we had $214 million of cash and short-term investments, comprised of $27 million in cash and cash equivalents and $187 million in short-term investments.

On January 3, 2007, we assigned an aggregate of $335 million of our $377.5 million stipulated unsecured claim against Northwest to several third parties for aggregate proceeds of approximately $283 million, net of expenses.  We received the proceeds from this sale on January 23, 2007.  On June 29, 2007 we assigned the remaining $42.5 million of our claim for proceeds of $27.7 million.  The sale of our claim is subject to federal and state income taxation, and through December 31, 2007, we have made estimated tax payments of approximately $110 million related to the claim sale.

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

Investing activities.  Cash used in investing activities for the year ended December 31, 2007 was $220.1 million.  This was primarily attributable to net purchases of short-term investments in marketable debt securities of $114.2 million, $74.1 million in pre-delivery payments for the Q400 and CRJ-900 aircraft and purchases of property and equipment of $24.2 million, primarily consisting of aircraft purchases.  In addition, the acquisition of Colgan decreased cash by $8.3 million, net of cash acquired.

Investing activities consisted of property and equipment purchases of $4.4 million and $8.0 million for the years ended December 31, 2006 and 2005, respectively.  Investing activities also consisted of net short-term investments in marketable equity and debt securities of $28.5 million and $44.2 million for the years ended December 31, 2006 and 2005 respectively.

Item 7. Management's Disussion and Analysis of Financial Condition and Results of Operations

We expect capital expenditures for 2008 to be approximately $16 million.  We are expecting to fund these expenditures with cash flows generated from our operations.

Financing activities. Cash used in financing activities for the year ended December 31, 2007 totaled $29.3 million.  During the year, we received $68.0 million in debt proceeds, primarily related to the pre-delivery payment financing facilities for our Q400 and CRJ-900 aircraft.  This was offset by $30.9 million of principal payments on debt obligations and $1.0 million of payments made on capital leases.  In addition, we purchased $68.2 million of treasury shares as part of our share repurchase program.

Cash used in financing activities for the year ended December 31, 2006 totaled $17.0 million, which related to the repayment of the line of credit with First Tennessee Bank.  That line of credit expired in June 2006.

Deferred tax asset.We have recorded a deferred tax asset of $93.4 million related to future tax benefits we will receive for our deferred ASA revenue.  As discussed in Note 4 to our consolidated financial statements, the deferred ASA revenue is being recognized over the 11-year term of the ASA.

Guarantees and indemnifications. We are the guarantor of approximately $2.1 million aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds were issued by the Memphis-Shelby County Airport Authority (the “Authority”) and are payable solely from our rentals paid under a long-term lease agreement with the Authority. The leasing arrangement is accounted for as an operating lease in the consolidated financial statements.

We had $5.3 million and $1.3 million invested in certificates of deposit and in other similar instruments at December 31, 2007 and 2006, respectively.  These certificates of deposit have various maturities, all less than one year and are used as collateral for standby letter of credit facilities that we maintain for various vendors.  As of December 31, 2007, we had $2.7 million of standby letters of credit outstanding.

We are party to numerous contracts and real estate leases in which it is common for us to agree to indemnify third parties for tort liabilities that arise out of or relate to the subject matter of the contract or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, we typically indemnify the lessors and related third parties for any environmental liability that arises out of or relates to our leased premises.

In our aircraft lease agreements, we typically indemnify the prime lessor, financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct.

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

Item 7. Management's Disussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Annual Report on Form 10-K (or otherwise made by or on the behalf of Pinnacle Airlines Corp.) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

You should understand that many important factors, in addition to those discussed in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of the potential factors that could affect our results are described in Item 1A Risk Factors and in this item under “Outlook.”  In light of these risks and uncertainties, and others not described in this report, the forward-looking events discussed in this report might not occur, might occur at a different time, or might cause effects of a different magnitude or direction than presently anticipated.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Because the majority of our business is under capacity purchase agreements, we have limited exposure to market risks such as commodity price risk (e.g., aircraft fuel prices).  With the recent acquisition of Colgan and the subsequent contracts with Delta and Continental regarding the purchase of aircraft, we are exposed to increased commodity price and interest rate risk as discussed below.

Commodity Price Risk

We have exposure to certain market risks associated with our aircraft fuel.  Aviation fuel expense is a significant expense for any air carrier and even marginal changes in the cost of fuel greatly affect a carrier’s profitability.  Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply.  However, our capacity purchase agreements require that fuel be provided to us at no cost, thereby reducing our overall exposure to fuel price fluctuations.  However, with the acquisition of Colgan in January 2007, the Company’s pro-rate code-share agreements with US Airways, Continental, and United Air Lines expose the Company to fuel price risk.  Slightly offsetting our fuel risk, our agreement with Continental provides for an adjustment to the pro-rated revenue we received from Continental based on projected changes in fuel prices.  For the projected annualized fuel consumption related to these agreements, each ten percent change in the price of jet fuel amounts to an approximate $4.0 million change in annual fuel costs.

Interest Rate Risk

Aircraft financing. In 2007, we entered into firm noncancelable commitments to acquire 31 aircraft.  We expect to finance approximately $560 million of the approximately $663 million purchase price for the 15 Q400 and 16 CRJ-900 aircraft we are acquiring.  The aircraft financing commitments provide that we elect either a fixed or floating interest rate option prior to each drawdown to occur upon delivery of each aircraft.  The floating rate option is based upon a spread over the six month LIBOR.  The fixed rate option is computed by converting the floating rate to a fixed rate equivalent based upon published “swap” rates for debt with a maturity closest to the weighted average life of the debt.

To reduce the financial risk associated with changes in long-term interest rates prior to delivery of the last CRJ-900 aircraft, we initiated a cash flow hedging program during July 2007.  The program consists of interest rate swaps whereby the Company agrees to pay a fixed interest rate and receives the six month LIBOR rate.  The swaps have been and will be cash settled when the permanent financing is obtained at the time we take delivery of the aircraft.  As of February 28, 2008, we have hedged approximately $436 million or 78% of the $560 million we expect to finance.  Should interest rates change by 100 basis points before we take delivery, and assuming that we do not hedge the anticipated debt on the remaining firm noncanceable aircraft, aggregate interest expense in the first year of financing would change by approximately $1.2 million. See Note 9 in Item 8 of this Form 10-K for additional information about our cash flow hedging program.

Investment income.  Our earnings are affected by fluctuations in interest rates due to the impact those changes have on our interest income from short-term investments.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates on our interest income.  Based on our current balance of short-term investments, a 100 basis point change in interest would result in an increase or decrease in annual investment income of approximately $1.9 million.  See Note 16 in Item 8 of this Form 10-K for additional information about short-term investments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Senior convertible notes. While we pay interest on the Notes at a fixed rate of 3.25%, the fair value of the Notes is sensitive to changes in interest rates and to changes in the market price of our common stock.  Interest rate changes may result in increases or decreases in the fair value of the Notes due to differences between market interest rates and rates in effect at the inception of the obligation.  The fair value of the Notes may also increase or decrease with differences between the current market price of our common stock and the market price on the original issuance date of the Notes.  Unless we elect to repurchase our Notes in the open market, changes in their fair value have no impact on our consolidated financial statements as a whole. The estimated fair value of the Notes on January 25, 2008 was approximately $136 million, based on quoted market prices.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pinnacle Airlines Corp.

We have audited the accompanying consolidated balance sheets of Pinnacle Airlines Corp. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Airlines Corp. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pinnacle Airlines Corp.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

                                                                         /s/ ERNST & YOUNG LLP

Memphis, Tennessee

March 13, 2008

Pinnacle Airlines Corp.
Consolidated Statements of Income
(in thousands, except per share data)
	Years Ended December 31,
	2007	2006	2005
Operating revenues:
Regional airline services	$777,179	$816,787	$833,125
Other	10,195	7,836	8,480
Total operating revenues	787,374	824,623	841,605
Operating expenses:
Salaries, wages and benefits	202,860	141,835	134,277
Aircraft fuel	38,487	109,224	112,666
Aircraft maintenance, materials and repairs	86,899	35,110	31,865
Aircraft rentals	138,661	264,124	277,914
Other rentals and landing fees	58,986	43,135	42,972
Ground handling services	97,843	87,390	92,689
Commissions and passenger related	24,204	3,711	4,155
Depreciation and amortization	9,265	3,985	4,017
Other	79,129	52,132	54,522
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(1,048)	(43,571)	59,599
Total operating expenses	735,286	697,075	814,676
Operating income	52,088	127,548	26,929
Operating income as a percentage of operating revenues	6.6%	15.5%	3.2%
Nonoperating (expense) income:
Interest income	11,601	2,548	1,239
Interest expense	(8,853)	(5,578)	(4,772)
Miscellaneous (expense) income, net	(3,799)	82	15
Gain on repurchase of debt	-	-	18,000
Total nonoperating (expense) income	(1,051)	(2,948)	14,482
Income before income taxes	51,037	124,600	41,411
Income tax expense	16,400	46,801	15,713
Net income	$34,637	$77,799	$25,698
Basic earnings per share	$1.66	$3.55	$1.17
Diluted earnings per share	$1.50	$3.54	$1.17
Shares used in computing basic earnings per share	20,897	21,945	21,913
Shares used in computing diluted earnings per share	23,116	21,974	21,932

The accompanying notes are an integral part of these consolidated financial statements

Pinnacle Airlines Corp.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$26,785	$705
Restricted cash	5,327	1,250
Short-term investments	186,850	72,700
Receivables, net of allowances of $131 in 2007 and $7,806 in 2006	31,107	100,925
Spare parts and supplies, net of allowances of $2,536 in 2007 and $1,517 in 2006	16,030	8,061
Prepaid expenses and other assets	16,535	13,753
Deferred income taxes, net of allowance	12,285	-
Total current assets	294,919	197,394
Property and equipment
Flight equipment	162,374	38,436
Aircraft pre-delivery payments	81,425	-
Other property and equipment	39,969	24,470
	283,768	62,906
Less accumulated depreciation	(28,358)	(21,921)
Net property and equipment	255,410	40,985
Deferred income taxes, net of allowance	79,856	-
Other assets, primarily aircraft lease deposits	28,528	27,262
Debt issuance costs, net of amortization of $636 in 2007 and $414 in 2006	4,598	3,978
Goodwill	28,206	18,422
Intangible assets, net of amortization of $3,594 in 2007 and $1,883 in 2006	17,071	13,232
Total assets	$708,588	$301,273

Liabilities and stockholders’ equity
Current liabilities
Current maturities of debt and capital leases	$11,028	$-
Pre-delivery payment facilities	63,603	-
Bank line of credit	8,375	-
Accounts payable	33,062	18,201
Accrued expenses	80,316	26,190
Income taxes payable	2,356	16,658
Deferred income taxes	-	6,815
Deferred revenue	24,099	-
Other current liabilities	20,620	5,980
Total current liabilities	243,459	73,844
Senior convertible notes	121,000	121,000
Long-term debt, less current maturities	71,812	-
Capital leases, net of current maturities	3,668	-
Deferred income taxes	-	7,112
Deferred revenue, net of current portion	209,752	-
Other liabilities	1,075	2,296
Commitments and contingencies	-	-
Stockholders’ equity
Series A preferred share, stated value $100 per share; one share authorized and issued	-	-
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,402,999 and 22,080,585 shares issued, respectively	224	221
Treasury stock, at cost, 4,450,092 shares	(68,152)	-
Additional paid-in capital	91,165	86,152
Net unrealized loss, primarily related to derivatives	(10,200)	-
Retained earnings	44,785	10,648
Total stockholders’ equity	57,822	97,021
Total liabilities and stockholders’ equity	$708,588	$301,273

The accompanying notes are an integral part of these consolidated financial statement

Pinnacle Airlines Corp.
Consolidated Statements of Stockholders' Equity (Deficiency)
(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Earnings (Deficiency)	Unearned Compensation on Restricted Stock	Accumulated Other Compre-hensive Gain/ (Loss)	Treasury Stock	Total
Balance, December 31, 2004	$220	$85,603	$(92,849)	$(522)	$-	$-	$(7,548)
Net income and comprehensive income	-	-	25,698	-	-	-	25,698
Forfeiture of restricted stock – 5,000 shares	-	(54)	-	54	-	-	-
Amortization of unearned compensation	-	-	-	468	-	-	468
Balance, December 31, 2005	220	85,549	(67,151)	-	-	-	18,618
Net income and comprehensive income	-	-	77,799	-	-	-	77,799
Impact of adoption of SFAS 158, net of tax of $24	-	-	-	-	40	-	40
Restricted stock issuance – 135,325 shares	1	(1)	-	-	-	-	-
Share-based compensation	-	564	-	-	-	-	564
Balance, December 31, 2006	221	86,112	10,648	-	40	-	97,021
Comprehensive income:
Net income	-	-	34,637	-	-	-	34,637
Derivative instruments (cash flow hedge), net of tax of $6,016	-	-	-	-	(10,761)	-	(10,761)
Post retirement actuarial gain, net of tax of $304	-	-	-	-	521	-	521
Total comprehensive income							24,397
Impact of adoption of FIN 48	-	-	(500)	-	-	-	(500)
Restricted stock issuance – 76,311 shares	1	(1)	-	-	-	-	-
Treasury stock repurchase – 4,450,092 shares	-	-	-	-	-	(68,152)	(68,152)
Exercise of stock options	2	2,896	-	-	-	-	2,898
Share-based compensation	-	2,158	-	-	-		2,158
Balance, December 31, 2007	$224	$91,165	$44,785	$-	$(10,200)	$(68,152)	$57,822

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Consolidated Statements of Cash Flows
(in thousands, except share data)

	Years Ended December 31,
	2007	2006	2005
Operating activities
Net income	$34,637	$77,799	$25,698
Adjustments to reconcile net income to cash provided by operating activities:
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(1,048)	(43,571)	59,254
Loss on sale of unsecured claim	4,144	-	-
Depreciation and amortization	10,835	5,408	4,891
Deferred income tax	(99,717)	15,647	(7,965)
Recognition of deferred revenue	(23,058)	-	-
Excess tax benefits on the exercise of stock options	(693)	-	-
Insurance proceeds	3,565	-	-
Other	4,091	5,581	1,245
Gain on repurchase of debt	-	-	(18,000)
Changes in operating assets and liabilities:
Receivables	79,093	(30,929)	(56,574)
Increase in deferred revenue, primarily from assignment of Northwest claim	271,705	-	-
Spare parts and supplies	(1,846)	(2,126)	(1,617)
Prepaid expenses and other assets	(4,989)	(11,584)	(1,023)
Restricted cash	(4,077)	(250)	-
Accounts payable and accrued expenses	5,893	6,286	6,037
Income taxes payable	2,064	(1,098)	16,123
Other liabilities	(5,119)	(62)	(785)
Cash provided by operating activities	275,480	21,101	27,284
Investing activities
Purchases of property and equipment	(24,188)	(4,394)	(7,962)
Proceeds from the sale of property and equipment	610	-	-
Aircraft pre-delivery payments	(74,138)	-	-
Purchases of short-term investments	(1,024,284)	(721,365)	(114,900)
Proceeds from sale of short-term investments	910,134	692,825	70,740
Acquisition of Colgan Air, Inc. net of cash acquired	(8,267)	(2,029)	-
Purchase of contractual rights from Northwest	-	-	(5,115)
Cash used in investing activities	(220,133)	(34,963)	(57,237)
Financing activities
Payments on capital leases	(965)	-	-
Proceeds from debt	67,963	-	138,000
Payments on debt	(30,862)	(17,000)	(106,600)
Debt issuance costs	(842)	-	(4,792)
Treasury shares repuchased	(68,152)	-	-
Proceeds from exercise of stock options	2,898	-	-
Exess tax benefis from exercise of stock options	693	-	-
Cash provided by (used in) financing activities	(29,267)	(17,000)	26,608
Net increase (decrease) in cash and cash equivalents	26,080	(30,862)	(3,345)
Cash and cash equivalents at beginning of period	705	31,567	34,912
Cash and cash equivalents at end of period	$26,785	$705	$31,567
Supplemental disclosure of cash flow information
Interest paid	$8,717	$4,594	$2,837
Income tax payments	$113,871	$32,299	$7,562
Noncash investing and financing activities
Property and equipment acquired through the issuance of debt	$73,166	$-	$-
Mark-to-market adjustment on derivative instruments	$16,777	$-	$-
Other noncash investing and financing activities	$3,453	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

1.  Description of Business

Pinnacle Airlines Corp. (“PNCL”) operates through its wholly owned subsidiaries, Pinnacle Airlines, Inc. (“Pinnacle”) and Colgan Air, Inc. (“Colgan”) (collectively, the ‘‘Company”).  PNCL purchased Colgan on January 18, 2007, as discussed below in Note 3.

Pinnacle is a regional airline that provides airline capacity to Northwest Airlines, Inc. (‘‘Northwest’’) and Delta Air Lines, Inc. (“Delta”).  Pinnacle operates an all-regional jet fleet and serves as a Northwest Airlink carrier at Northwest’s domestic hub airports in Detroit, Minneapolis/St. Paul and Memphis, and the regional focus city of Indianapolis.  As of December 31, 2007, Pinnacle offered regional airline services with approximately 770 daily departures to 115 cities in 36 states and four Canadian provinces.  Effective December 1, 2007, Pinnacle began operations as a Delta Connection carrier, providing airline capacity to Delta at its Atlanta hub with approximately six daily departures to four cities in four states.

Colgan is a regional airline that operates under partnership agreements with Continental Airlines, Inc. (“Continental”), United Air Lines, Inc. (“United”), and US Airways Group, Inc. (“US Airways”).  Colgan operates an all turboprop aircraft fleet and serves as a Continental Connection Carrier out of Houston/George Bush Intercontinental Airport, a United Express carrier out of Washington Dulles Airport and as a US Airways Express carrier with significant operations at Pittsburgh, Boston, Washington Dulles and New York/LaGuardia airports.  As of December 31, 2007, Colgan offered approximately 270 daily departures to 53 cities in 12 states.  Effective February 2008, Colgan also provides regional airline service under a capacity purchase agreement with Continental at its Newark Liberty International Airport hub.

As shown in the following table, the Company’s operating aircraft fleet consisted of 138 Canadair regional jets (“CRJs”) and 48 turboprop aircraft at December 31, 2007.

Aircraft Type	Number of Aircraft	Standard Seating Configuration
CRJ-200	137	50
CRJ-900	1	76
Total Pinnacle aircraft	138

Saab 340	42	34
Beech 1900D	6	19
Total Colgan aircraft	48
Total aircraft	186

PNCL was incorporated in Delaware on January 10, 2002 to be the holding company of Pinnacle Airlines, Inc., which is a predecessor to the Company incorporated in Georgia in 1985.  Pinnacle Airlines, Inc. was acquired in April 1997 by Northwest Airlines Corporation.  Pinnacle Airlines, Inc. provided regional airline service exclusively to Northwest from the acquisition until Pinnacle began operations in December 2007 under the Delta Connection agreement.  In November 2003, PNCL completed its initial public offering (the “Offering”) and Northwest was no longer a majority shareholder.  From March 2002 through December 2006, Pinnacle provided services to Northwest under an airline services agreement (“the 2002 ASA”).  On December 16, 2006, the Company and Northwest agreed to the terms of an amended and restated ASA (the “ASA”), which became effective January 1, 2007. In addition, the Company entered into a Stock Purchase Agreement pursuant to which it purchased its Series A Preferred Share (the “Preferred Share”) previously held by Northwest on January 2, 2008 (see Note 4 for additional information). Through November 30, 2007, Northwest was the owner of 2,492 shares, or 11%, of the Company’s issued common stock.  On that date, the Company purchased these shares from Northwest at a price of $32,945.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
 (All amounts in thousands, except per share data)

In addition to the class of stock presented on the face of the consolidated balance sheets, the Company’s capital structure includes 1,000 shares of preferred stock, par value $0.01 per share and 5,000 shares of Series common stock, par value $0.01 per share.  No shares have been issued from either of these classes of stock.

2.  Significant Accounting Policies

Revenue Recognition

Passenger revenues, charter revenues and ground handling revenues are recognized in the period the services are provided.  Under the Company’s capacity purchase arrangements with Northwest and Delta, the Company receives a fixed-fee, as well as reimbursement of specified costs on a gross basis with the potential of additional revenue incentives from its partners when the Company’s operational performance exceeds certain metrics.  The reimbursement of specified costs, known as “pass-through costs,” may include aircraft ownership costs, passenger liability and hull insurance, aircraft property taxes, fuel, landing fees and catering.  Two significant changes to the Company’s pass-through costs during 2007 compared to prior years relate to changes in its ASA with Northwest.  Beginning in 2007, fuel is provided at no cost by Northwest, and aircraft rent was reduced to rates that approximate market rates.  See Note 4 for additional information.  Except as described above, all revenue recognized under these contracts is presented at the gross amount billed for reimbursement pursuant to Emerging Issues Tax Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

The Company also earns revenue under its pro-rate operating agreements with US Airways, Continental, United and under Essential Air Service (“EAS”) contracts with the Department of Transportation (“DOT”).  Regional airline service revenues are recognized when flights are completed.  Tickets are sold and processed by the partner airlines and amounts due to the Company are settled on a monthly basis. Passenger tickets typically include segments flown by the Company and segments flown by the partner airlines. Passenger revenues are based on a pro-rated share of ticket prices earned by the Company for the passengers transported.  The Company earns additional compensation based on the achievement of certain performance metrics.  Revenue earned by the Company under its EAS contracts with the DOT is recognized based on actual flights completed to and from selected smaller cities and communities and is based on pre-determined contractual rates.  In addition, the Company’s pro-rate operating agreement with Continental includes a guarantee fee provision whereby a payment is either made by or to the Company to the extent that scheduled block hours for any given month are higher or lower than the guaranteed block hours.

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

The Company expects its cash flow hedges will be highly effective during their terms in offsetting changes in cash flow attributable to the hedged risk.  The Company performs both prospective and retrospective assessment at least quarterly, including assessing the possibility of counterparty default.  To assess effectiveness, the Company performs a regression analysis at the inception of each hedge and performs a similar analysis in each reporting period during the term of the hedge.   The Company’s assessment considers the various risks that could cause ineffectiveness and considers scenarios where the hypothetical derivative does not equal the actual derivative.  If the Company determines that a derivative is no longer expected to be highly effective, the Company will discontinue hedge accounting prospectively and recognize subsequent changes in the fair market value of the hedge in the consolidated statements of income as interest expense/income rather than deferring the amount in OCI.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

For derivatives designated as cash flow hedges, changes in the fair value of the derivative are generally reported in OCI.  These gains or losses are recognized in the Company’s consolidated statements of income as interest expense/income over the life of the underlying permanent aircraft financing.  To the extent that the Company is overhedged and the change in the fair value of the hedge does not perfectly offset the change in cash flows resulting from a change in interest rates, the ineffective portion is immediately recognized as interest expense/income in the Company’s consolidated statements of income.  The ineffective portion of the hedge is determined by comparing changes in the actual hedge to changes in a hypothetical perfect hedge.  For further discussion of the Company’s derivative instruments, see Note 10.

Capitalized Interest

The Company accounts for capitalized interest in accordance with the provision of SFAS No. 34, Capitalization of Interest Cost, which requires the Company to capitalize interest on assets that require a period of time to prepare them for their intended use.  The Company is capitalizing interest, as part of the asset’s cost, on its aircraft pre-delivery payments and on costs associated with its system implementation project.  The Company recorded gross interest expense of $11,783 during the year ended December 31, 2007, of which $2,930 was capitalized.  The Company did not capitalize interest in the years ended December 31, 2006 and 2005.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Pinnacle Airlines Corp. and its wholly owned subsidiaries, Pinnacle Airlines, Inc. and Colgan Air, Inc.  All intercompany transactions have been eliminated in consolidation.

Concentration of Credit Risk

In 2007, 75.1% of the Company's revenues have been derived from Northwest and the Company has a significant concentration of its accounts receivable with Northwest with no collateral.  For further discussion of amounts owed from Northwest, see Notes 4 and 8.

Significant Concentration

One supplier manufactures the Company’s CRJ-200 aircraft, which comprises the majority of the Company’s operating fleet. One supplier also manufactures the CRJ-200 engines. These suppliers also provide the Company with parts, repair and other support services for the CRJ-200 aircraft and engines.

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

Segment Reporting

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, requires disclosures related to components of a company for which separate financial information is available to and evaluated regularly by the company’s chief operating decision maker when deciding how to allocate resources and in assessing performance.  Prior to January 1, 2007, the Company operated in one reportable business segment consisting of regional airline services provided to Northwest.  As of December 31, 2007, the Company had two reportable segments consisting of Pinnacle Airlines, Inc. and Pinnacle Airlines Corp. (the “Pinnacle Segment”) and Colgan Air, Inc. (the “Colgan Segment”).

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (continued)

Aircraft Maintenance and Repair Costs

Aircraft maintenance, including planned major maintenance activities, and repairs are expensed as incurred because maintenance activities do not represent separately identifiable assets or property units in and of themselves, rather, they serve only to restore assets to their original operating condition.  Maintenance and repairs incurred under power-by-the-hour maintenance contracts are accrued and expensed when the contractual obligation exists.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”).  SFAS 123R is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB 25”).  Beginning January 1, 2006, the Company adopted SFAS 123R, which requires recognition of compensation expense for share-based awards, including employee stock option grants, using a fair value method.  As allowed under SFAS 123R, the Company chose the modified prospective adoption method, under which compensation cost is recognized in the financial statements beginning with the effective date, for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS 123R.  Accordingly, prior period amounts have not been restated.  The Company utilizes the Black-Scholes-Merton multiple-option pricing valuation model to measure the fair value of stock option grants under SFAS 123R.

Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed in APB 25 to measure compensation expense for share-based compensation plans.  Under APB 25, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant and the number of shares was fixed.  Since the Company’s stock options had all been granted with exercise prices at fair value, the Company recognized no compensation expense for stock options while under APB 25.

See Note 15 for additional disclosures related to share-based compensation.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash and have initial maturities of three months or less.

Restricted cash consists of certificates of deposits and other similar instruments with various maturity dates, all less than one year, and are used as collateral for standby letter of credit facilities that the Company maintains for various vendors.  As of December 31, 2007 and 2006, the Company had restricted cash of $5,327 and $1,250, respectively.

Allowance for Doubtful Accounts

The Company grants trade credit to certain approved customers. The Company performs a monthly analysis of outstanding trade receivables to assess the likelihood of collection.  For balances where the Company does not expect full payment of amounts owed, the Company will record an allowance to adjust the trade receivable to the Company’s best estimate of the amount it will ultimately collect.  If balances are ultimately determined to be uncollectible, both the receivable and the related allowance are written off.  For a discussion of the allowances recorded in 2006 and 2005 for amounts due from Northwest, see Note 4.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (continued)

Property and Equipment

Property and equipment, consisting primarily of aircraft, aircraft rotable spare parts and other property, are stated at cost, net of accumulated depreciation.  Expenditures for major renewals, modifications and improvements are capitalized to extend the useful life of the asset.  Property and equipment are depreciated to estimated residual values using the straight-line method over the estimated useful lives of the assets.  Depreciation of owned aircraft and aircraft rotable spares is determined by allocating the cost, net of estimated residual value, over the asset’s estimated useful life.  Depreciation of leased aircraft is determined by allocating the cost, net of estimated residual value, over the shorter of the asset’s useful life or the remaining lease terms of related aircraft.  Modifications that significantly enhance the operating performance and/or extend the useful lives of property and equipment are capitalized and amortized over the lesser of the remaining life of the asset or the lease term, as applicable.

The depreciation of property and equipment over their estimated useful lives, and the determination of any salvage values, requires management to make judgments about future events. Because the Company utilizes many of its assets over relatively long periods, periodic evaluations are performed to determine whether adjustments to the estimated service lives or salvage values are necessary to ensure these estimates properly match the economic use of the asset. This evaluation may result in changes in the estimated lives and residual values used to depreciate the aircraft and other equipment. These estimates affect the amount of depreciation expense recognized in a period and, ultimately, any gain or loss on the disposal of the asset.

Estimated useful lives and residual values for the Company’s property and equipment are as follows:

	Depreciable Life (in years)	Residual Value
Owned Aircraft
Regional jets	25	10%
Turboprops	15-25	8%
Aircraft rotables
Regional jets	15-25 (1)	25%
Turboprops	15-25	8%
Ground and shop equipment	10	0%
Office equipment	5-10	0%
Software and computer equipment	3-5	0%
Leasehold improvements	2-19	0%
Vehicles	5	0%

(1) Depreciation is determined by allocating the cost, net of estimated residual value, over the shorter of the asset’s useful life or the remaining lease terms of related aircraft, as applicable.

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (continued)

Long-Lived and Intangible Assets

The Company evaluates whether there has been an impairment of its long-lived and intangible assets when indicators of impairment exist.  Impairment exists when the carrying amount of a long-lived or intangible asset is not recoverable (undiscounted cash flows are less than the asset’s carrying value) and exceeds its fair value. If it is determined that an impairment has occurred, the carrying value of the long-lived asset is reduced to its fair value.  The Company concluded that there were no indicators of impairment as of December 31, 2007.

The Company’s most significant intangible asset is its contractual rights, which were acquired from Northwest.  Among other things, the contractual rights granted the Company the right to operate an additional ten CRJs during the remaining term of the 2002 ASA.  In consideration of these contractual rights, the Company paid $15,115 to Northwest.  The acquired contractual rights are being amortized as an adjustment to revenue on a straight-line basis over the remaining term of the ASA.  During the years ended December 31, 2007, 2006 and 2005, the Company recorded $1,203, $1,203, and $680, respectively, in amortization and expects future amortization associated with this intangible asset to be $1,203 per year through 2017. See Note 3 for a description of Colgan’s intangible assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of acquired net assets.  Goodwill in the amount of $22,449 was recorded in connection with Northwest’s acquisition of the Company in 1997.  Similarly, goodwill in the amount of $9,785 was recorded in connection with PNCL’s 2007 acquisition of Colgan.

Goodwill is reviewed at least annually for impairment by comparing the fair value of the Company’s reporting unit with its carrying value.  The Company’s reporting units for goodwill purposes are the Pinnacle Segment and the Colgan Segment.  Fair value is determined using a discounted cash flow methodology and includes management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures.  Unless circumstances otherwise dictate, the Company performs its annual impairment testing in the fourth quarter.  Based on the results of these evaluations, the Company concluded no impairment charge was necessary as of December 31, 2007.

Financial Instruments

Fair values of receivables and accounts payable approximate their carrying amounts due to the short period of time to maturity.

The Company invests excess cash balances into overnight Eurodollar deposits and collateralized repurchase agreements with banks at the end of each business day. The deposits and agreements represent an unconditional obligation of the banks to repay principal and repurchase securities on the next business day. The overnight investment balance was $21,602 and $0 at December 31, 2007 and 2006, respectively, and is included in cash and cash equivalents on the Company’s consolidated balance sheets.

As of December 31, 2007 and 2006, the Company had $2,742 and $936, respectively, of standby letters of credit outstanding.

In February 2005, the Company did a private placement of $121,000 principal amount of the Company’s 3.25% senior convertible notes due February 15, 2025, (the “Notes”).  The fair value of the Notes on December 31, 2007 and 2006 was $154,275 and $170,761, respectively, based on quoted market prices.  The Notes are classified as noncurrent liabilities, except as of the end of the period preceding the period when the Notes’ conversion option applies, in which case the entire balance would be classified as a current liability.  For further discussion, see Note 7.

Pinnacle Airlines Corp.
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

At December 31, 2007 and 2006, the Company had $186,850 and $72,700, respectively, invested in auction rate securities (“ARS”).  The majority of ARS are issued by U.S. states and political subdivisions of the states and typically have contractual maturities of more then ten years.

ARS are notes that provide for an interest rate reset through a “dutch auction” process in periods spanning from 7 to 35 days.  The underlying bonds have long-term maturities, but because of the auction process have heretofore been viewed as relatively liquid, short-term investments.  The auction process resets the interest rate on the securities to current market rates, and provides a vehicle for investors to buy or sell the securities in what has historically been a relatively liquid environment.  All of the Company’s ARS are currently rated AAA/Aaa by Standard & Poors, Moody’s, or Fitch ratings services, and are collateralized by student loan receivables that are guaranteed under the government’s Federal Family Education Loan Program.

The Company classifies investments in ARS as short-term investments on the Company’s consolidated balance sheets.  The Company believes that the securities were stated at fair value as of December 31, 2007 based on the existence of subsequent successful auctions in 2008.  All income generated from these securities was from earned interest and dividends and there were no unrealized or realized gains or losses for the years ended December 31, 2007, 2006 and 2005.  For further discussion, see Note 16.

Reclassification

Certain prior year amounts have been reclassified to conform to current year classifications.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  However, on December 14, 2007, the FASB issued proposed FASB Staff Position (“FSP”) FAS 157-b, which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  Effective for 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b.  The Company does not believe that the partial adoption of SFAS 157 will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (continued)

Proposed Accounting Standard

In July 2007, the FASB exposed for comment and is currently deliberating FSP APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ("FSP 14-a"). The proposed FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate on the instrument's issuance date when interest cost is recognized in subsequent periods.  The Company’s senior convertible notes are within the scope of FSP 14-a; therefore, if the FSP is issued as proposed, the Company would be required to record the debt portions of the Notes at their fair value on the date of issuance and amortize the discount into interest expense over the life of the debt. However, there would be no effect on the Company’s cash interest payments. If the FSP is issued as proposed, the Company expects the increase in noncash interest expense recognized in the consolidated financial statements to be significant. As currently proposed, this FSP likely will be effective for financial statements issued for fiscal years beginning after December 15, 2008, would not permit early application, and would be applied retrospectively to all periods presented. Therefore, the adoption of this FSP, if issued as proposed, would be reflected in the Company’s financial statements beginning with the first quarter of 2009.

3.  Colgan Acquisition

On January 18, 2007, PNCL completed the acquisition of all of the issued and outstanding stock of Colgan.  The consolidated statements of income reported herein contain Colgan’s operating results since the date of purchase.

The acquisition of Colgan was accounted for using the purchase method of accounting, as required by SFAS No. 141, Business Combinations.  Accordingly, the aggregate purchase price was assigned to the acquired assets and liabilities based on their fair market values on the purchase date.

Pursuant to the terms of the stock purchase agreement between PNCL and the selling shareholders of Colgan, the purchase price was $20,000 payable through a $10,000 cash payment and a $10,000 promissory note, bearing interest at 6.0%, secured by the stock of Colgan.  Subsequent to year end, an agreement was reached with the sellers whereby all previously asserted additional amounts owed of approximately $2,000 were withdrawn and no additional payment will be made.

The following table reflects the final allocation of the aggregate purchase price of the acquisition to the assets acquired and liabilities assumed:

Purchase Price Allocation
Current assets	$18,949
Property and equipment	50,286
Other assets	2,276
Intangibles	5,550
Goodwill	9,785
Total assets acquired	86,846
Less: Accounts payable	(13,531)
Accrued expenses	(12,996)
Bank line of credit	(8,375)
Long-term debt and capital leases	(30,460)
Purchase price, including $1,484 of transaction costs	21,484
Less: Note payable issued	(10,000)
Less: Cash acquired	(1,187)
Cash paid for acquisition	$10,297

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

3.  Colgan Acquisition (continued)

During 2006, the Company paid $1,000 in escrow payments and $1,030 of transaction costs.  The remaining $8,267 was paid during the three months ended March 31, 2007.  The difference between the purchase price and the fair value of Colgan’s assets acquired and liabilities assumed is recorded as goodwill.  The Company attributes this goodwill to the opportunity to diversify its operations to include turboprop aircraft and to expand its relationships with the three major airlines for which Colgan currently operates.  For tax purposes, goodwill is deductible over 15 years.

The following is a summary of the Company’s intangible assets acquired through the Colgan purchase:

	Gross Carrying Amount	Accumulated Amortization December 31, 2007	Weighted Average Amortization Period (in years)	Amortization Expense Through December 31, 2007	Estimated Annual Amortization Expense for 2008 - 2012
Code-share and EAS agreements	$3,900	$358	10	$358	$390
Identifiable intangible assets:
Airport slots	1,650	151	10	151	165
Goodwill	9,785	-	N/A	-	-
Total	$15,335	$509		$509	$555

PNCL leases two hangars and related property from one of the selling shareholders for approximately $59 per month.  Subsequent to year end, PNCL entered into discussions with the selling shareholder, authorizing the selling shareholder to market the two hangars to a third-party purchaser requiring that the third-party purchaser assume PNCL’s leases with certain modifications that would reduce the lease term and permit early lease termination.  PNCL remains obligated under the original purchase agreement to purchase the hangars in the event that a sale to a third-party purchaser fails to occur.  The purchase price of the two hangars would be $6,358, which approximates their fair value.

Colgan’s existing operations are subject to seasonal fluctuations.  Colgan has historically recorded losses during the first and fourth quarters each year, when demand for air travel declines, and recorded income or smaller losses during the second and third quarters each year, when air travel demand is higher.  The Company expects this seasonality to continue to affect Colgan’s financial results in future periods.

The following unaudited pro forma information presents the results of operations of the Company for the year ended December 31, 2006 as if the acquisition of Colgan had taken place at the beginning of that period.  Because the acquisition of Colgan occurred early in the year ended December 31, 2007, pro forma information for that period is not presented.

Year Ended December 31, 2006 (unaudited)
Operating revenues	$1,016,005
Operating income	131,308
Net income	77,904
Basic earnings per share	$3.55
Diluted earnings per share	$3.55

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

4.  Code-share Agreements with Partners

The following is a summary of the percentage of regional airline services revenue attributable to each code-share partner for the years ended December 31, 2007, 2006 and 2005.

	Percentages of Regional Airline Services Revenue
Code-share Partner	2007	2006	2005
Northwest Airlines	75.1%	100.0%	100.0%
US Airways	12.3%	-	-
Continental Airlines	6.8%	-	-
United Air Lines	3.8%	-	-
Delta Air Lines	0.2%	-	-
Essential Air Services	1.8%	-	-
Total	100.0%	100.0%	100.0%

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

On September 14, 2005, Northwest filed for protection under Chapter 11 of the United States Bankruptcy Code. Throughout 2006, the Company continued to operate under its 2002 ASA while Northwest continued with its bankruptcy proceedings.  On December 15, 2006, the Company and Northwest agreed to the terms of the current ASA that became effective as of January 1, 2007, and entered into an Assumption and Claims Resolution Agreement (the “Assumption Agreement”).  In addition, the Company entered into a Stock Purchase Agreement pursuant to which it purchased its Series A Preferred Share (the “Preferred Share”) previously held by Northwest for $20,000 on January 2, 2008. This amount is included in other current liabilities on the Company’s consolidated balance sheet at December 31, 2007.  The Preferred Share has a stated value and liquidation preference of $100 per share and gave Northwest the right to appoint two directors to the Company’s board of directors, as well as certain other rights.  No dividends are payable to the shareholder of the Preferred Share.

The ASA provided for the Company to take delivery of 17 additional CRJ-200 aircraft during 2007.  The Company took delivery of 15 CRJ-200 aircraft during the three months ended March 31, 2007, increasing Pinnacle’s fleet to 139 aircraft as of March 31, 2007.  Two additional CRJ-200s were scheduled to be delivered to the Company by the end of 2007.  The retention of these aircraft as permanent additions to the Company’s fleet was contingent upon Pinnacle reaching an agreement with the Air Line Pilots Association (“ALPA”), the union representing Pinnacle’s pilots, for an amended collective bargaining agreement by March 31, 2007.  Pinnacle did not reach agreement with ALPA, and, as a result, Northwest gave the Company notice during April 2007 that it will transition these 15 aircraft to one of its wholly owned subsidiaries.  This transition began in November 2007 with two aircraft removed from the Company’s fleet as of December 31, 2007.  Further, the Company did not receive the two remaining aircraft originally scheduled to be delivered in 2007.

During the three months ended September 30, 2007, the Company and Northwest agreed to defer the transition of these 15 aircraft, originally scheduled to begin in September 2007, to allow Northwest to more efficiently introduce the aircraft into service at its wholly owned subsidiary.  In exchange, Northwest agreed to pay the Company $1,500 to compensate it for the costs associated with the delay.  The Company recorded this payment as deferred revenue, which is being recognized ratably into operating revenue during the transition period, which is currently expected to extend through the third quarter of 2008.  Upon completion of this transition, Pinnacle will operate a fleet of 124 CRJ-200 aircraft under the ASA (subject to further adjustment under certain circumstances as provided for in the ASA).

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

4.  Code-share Agreements with Partners (continued)

Under the Assumption Agreement, Northwest and the Company agreed that the Company would receive an allowed unsecured claim of $377,500 against Northwest in its bankruptcy proceedings as settlement of all amounts that Northwest may owe to the Company for pre-petition claims and the economic adjustments provided for in the ASA.  The claim would have been reduced by up to $42,500 if the Company had reached an agreement with ALPA allowing the 17 additional CRJ-200 aircraft in Pinnacle’s fleet to be committed for up to ten years.  On January 3, 2007, the Company agreed to assign an aggregate of $335,000 of its $377,500 stipulated unsecured claim to several third parties for aggregate proceeds of approximately $282,900, net of expenses.  At March 31, 2007, the Company estimated the fair value of its remaining $42,500 claim to be approximately $31,900, for a total expected value for the entire stipulated unsecured claim of approximately $314,800.

The unsecured claim was intended to compensate the Company for pre-petition account receivables and foregone future earnings under the 2002 ASA, and amounts owed at the time of Northwest’s bankruptcy.  Therefore, the Company is recognizing the $271,900, the fair value of its stipulated unsecured claim in excess of the $42,900 pre-petition receivables, over the 11-year term of the ASA.  Additionally, as the Preferred Share was only determined to have a nominal fair value, the Company has determined its agreement to pay $20,000 to purchase this share should be treated as a payment in respect of entering into the amended ASA.  Consequently, the Company reduced the deferred ASA revenue by the present value of this obligation.

The following table includes the non-cash revenue components of the Company’s ASA with Northwest:

	Beginning Balance at January 1, 2007	Additions During 2007	Amount Recognized in 2007	Ending Balance at December 31, 2007
Proceeds from sale of unsecured claim(1)	$-	$253,042	$22,330	$230,712
Aircraft delivery fees	-	1,403	122	1,281
Deferred aircraft return fee	-	1,500	600	900
Contractual rights asset	(13,233)	-	(1,203)	(12,030)
Total	$(13,233)	$225,946	$21,849	$220,864

(1)	Amount is net of offset for pre-petition receivables of $42,849 and amounts payable to Northwest for the Preferred Share of $20,000.

The Company expects to recognize non-cash ASA-related revenue of $22,896 in 2008 and $21,996 per year in the years 2009 – 2012.

On June 29, 2007, the Company sold the final $42,500 of its unsecured claim against Northwest to Goldman Sachs Credit Partners L.P. (“Goldman Sachs”) for a net purchase price of $27,731.  Under the agreement, Goldman Sachs received the 941 shares of new Northwest common stock that the Company had previously received in respect of the assigned portion of the stipulated claim, and received subsequent distributions of Northwest shares, and will receive all future distributions made in respect of the assigned portion of the stipulated claim pursuant to Northwest’s plan of reorganization.  During the year ended December 31, 2007, the Company recognized a nonoperating loss on the sale of this claim of $4,144, which represents the difference between the $31,875 fair value of the claim as of March 31, 2007 and the sale proceeds of $27,731.

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

4.  Code-share Agreements with Partners (continued)

The Company has no financial risk associated with cost fluctuations for these items because the Company is reimbursed by Northwest for the actual expenses incurred.  The ASA provides that Northwest will supply jet fuel to Pinnacle at no charge beginning January 1, 2007, although Pinnacle is still required to meet certain fuel usage targets.  As a result, fuel attributable to Northwest Airlink operations is provided directly by Northwest and is no longer recorded in the Company’s consolidated statements of income.  Prior to 2007, the Company purchased fuel from Northwest and fuel expense was reimbursed by Northwest.  The Company subleases its CRJ-200 aircraft from Northwest and Northwest reimburses CRJ-200 aircraft rental expense in full.  Also effective January 1, 2007, Pinnacle’s aircraft lease rates were reduced to rates that approximated market conditions at that time.

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

Margin payments:  The Company receives a monthly margin payment based on the revenues described above calculated to achieve a target operating margin.  The target operating margin for the years ended December 31, 2006 and 2005 was 10%.  Under the ASA, effective January 1, 2007, Pinnacle’s target operating margin under the ASA was reduced to 8%.  The portion of any margin payments attributable to reimbursement payments will always be equal to the targeted operating margin for the relevant period.  However, since the margin pre-set rate payments are not based on the actual expenses incurred, if the Company’s actual expenses differ from these payments, its actual operating margin could differ from its target operating margin.

Beginning in 2008, Northwest will no longer guarantee Pinnacle’s minimum operating margin, although Pinnacle will be subject to an 8% margin ceiling.  If the actual operating margin associated with Northwest Airlink operations for any year beginning with 2008 exceeds the 8% target operating margin but is less than 13%, the Company will make a year-end adjustment payment to Northwest in an amount equal to half of the excess above 8%.  If the actual operating margin associated with Northwest Airlink operations for any year beginning with 2008 exceeds 13%, the Company will pay Northwest all of the excess above 13% and half of the excess between 8% and 13%.  The ASA contains a provision requiring the Company to allocate its overhead costs after adding 24 regional aircraft with other partners, thereby providing for a rate reduction to Northwest.

Disputes: The Company is currently engaged in discussions with Northwest involving various disputed payments under the ASA, including items that relate to the period prior to execution of the ASA in January 2007.  Two of these items could affect the Company’s operating income in future periods.  The first item relates to a 2006 adjustment to the Company’s block hour, departure, and fixed cost rates.  The Company’s annual operating income could increase or decrease by approximately $2,800 per year based upon differing interpretations of the relevant ASA terms.  The second issue involves the reclassification of certain airport and ground handling costs and related ASA revenue in a manner that could reduce the Company’s operating income in future periods by up to approximately $2,000 per year.

If the Company is unable to resolve these issues directly with Northwest, the parties may enter into an arbitration process or other form of legal dispute resolution.  Adverse determinations in these matters could result in a loss to the Company of up to $7,200 for disputed amounts through December 31, 2007.  The Company believes that it will prevail in these matters, and therefore, it does not believe a loss is probable at this time.  However, the Company may not be successful in resolving these disputes without reducing its income going forward, or without paying Northwest for some or all of the amount noted above.  The Company cannot currently predict the timing of the resolution of these matters.

Pinnacle Airlines Corp.
 Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

4.  Code-share Agreements with Partners (continued)

US Airways

As of December 31, 2007, the Company, through its Colgan subsidiary, operated 20 Saab 340 aircraft and six Beech 1900D aircraft under a code-share agreement with US Airways (the “US Airways Agreement”).  Colgan entered into the US Airways Agreement in 1999 to provide passenger service and cargo service under the name “US Airways Express.”  The US Airways Agreement provides the Company with the use of the US Airways flight designator code to identify flights and fares in computer reservations systems, permits use of logos, service marks, aircraft paint schemes, and uniforms similar to US Airways and coordinated scheduling and joint advertising.  The US Airways Agreement is structured as a pro-rate agreement for which the Company receives all of the fares associated with its local passengers and an allocated portion of connecting passengers’ fares.  The Company pays all of the costs of operating the flights, including sales and distribution costs.  The Company controls all scheduling, inventory and pricing for each local market it serves.  The current US Airways Agreement became effective on October 1, 2005 and has a three-year term.

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

Continental Airlines

As of December 31, 2007, the Company, through its Colgan subsidiary, operated 11 Saab 340 aircraft based in Houston, Texas under a code-share agreement with Continental (the “Continental Agreement”).  Colgan entered into the Continental Agreement in January 2005 for a term of five years.  The Continental Agreement is structured as a pro-rate agreement for which the Company receives all of the fares associated with local passengers and an allocated portion of the connecting passengers’ fares.  The Company pays all of the costs of operating the flights, including sales and distribution costs.  However, the Company also receives a connect incentive payment from Continental for passengers connecting from Colgan operated flights to any flights operated by Continental or its other code-share partners at Houston/George Bush Intercontinental Airport.  The connect incentive is modified every six months to adjust for prospective modifications in fuel price and certain station expenses.

On February 5, 2007, the Company entered into a capacity purchase agreement (the Continental “CPA”) with Continental under which Colgan will operate 15 Q400 regional aircraft predominantly out of Continental’s hub at Newark Liberty International Airport beginning in February 2008.  The Continental CPA provides that the Company will be compensated at pre-set rates for the capacity that it provides to Continental.  The Company is responsible for its own expenses associated with flight crews, maintenance, dispatch, aircraft ownership and general and administrative costs.  In addition, Continental will reimburse the Company without margin for certain reconciled costs, such as landing fees, most other station-related costs, aircraft hull and passenger liability insurance (provided that the Company’s insurance rates do not exceed those typically found at other Continental regional airline partners) and passenger related costs.  Continental will also provide fuel and ground handling services at its stations to the Company at no charge.  The Continental CPA also provides for the Company to earn incentive revenue based upon the achievement of certain operational and financial performance targets.  The term of the Continental CPA is ten years.

The Continental CPA provides for a rate reduction to Continental to the extent that the Company begins operating Q400 aircraft for another major airline.  The rate reduction is designed to share the overhead burden associated with the Q400 aircraft across all of the Company’s potential Q400 operations and is only applicable for the first 15 aircraft that the Company adds with another airline.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

4.  Code-share Agreements with Partners (continued)

United Air Lines

In October 2003, Colgan entered into a pro-rate code-share agreement with United Air Lines to include the United Air Lines flight designator code and the US Airways flight designator code on all United flights operated by Colgan.  In October 2005, Colgan entered into a separate code-share agreement with United to provide services as a United Express carrier (the “United Agreement”).  As of December 31, 2007, the Company operated six Saab 340 aircraft under the name “United Express.”  The United Agreement expires on December 31, 2008 and is structured as a pro-rate agreement for which the Company receives all of the fares associated with local passengers and an allocated portion of the connecting passengers’ fares.  The Company pays all of the costs of operating the flights, including sales and distribution costs.  The Company controls all scheduling, inventory and pricing for each local market it serves.

Delta Air Lines

On April 27, 2007, the Company entered into a capacity purchase agreement with Delta Air Lines for its Pinnacle subsidiary to operate 16 CRJ-900 aircraft as a Delta Connection Carrier (the “Delta Connection Agreement”, or “DCA”).   Scheduled service began on December 1, 2007 and the Company operated one CRJ-900 under the DCA as of December 31, 2007.  The remaining aircraft will be delivered through February 2009.  The term of the DCA is ten years.  Pursuant to the DCA, Delta assigned 16 delivery positions to the Company under Delta’s purchase agreement with the aircraft manufacturer.  Delta also has the option to add an additional seven CRJ-900 aircraft under the DCA.

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

The DCA includes provisions that result in the accumulation of a reserve related to cash received as part of the monthly rate-based settlement component in advance of performing heavy maintenance services.  The maintenance reserve will increase each month as the operating fleet grows and as the Company receives additional amounts in the monthly settlement related to heavy maintenance expenses not yet incurred. The Company will recognize revenue related to these payments when the related heavy maintenance expenses are incurred, which is not expected for several years due to the age of the fleet.  The maintenance reserve balance was $69 as of December 31, 2007.

Other

The Company’s Colgan subsidiary has five Saab 340 aircraft that are painted in Colgan’s livery for use under any code-share partner agreement.  These aircraft are operated as spare aircraft and used on an as needed basis, with two being reserved for US Airways flights, two reserved for Continental flights, and one reserved for United flights.

In addition to the code-share agreements described above, the Company operates under nine separate contracts with the DOT to provide subsidized air service to 15 communities as part of the EAS program.  The DOT, under the EAS contracts, provides subsidy revenue to the carrier to supplement passenger revenue in small markets that could otherwise not be served profitably.  Revenue related to the EAS program is included in other revenue in the Company’s consolidated statements of income.

5.  Mesaba Bankruptcy Filing

Mesaba Aviation, Inc. (“Mesaba”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on October 13, 2005.  At that time, the Company subleased 11 Saab turboprop aircraft and two related engines to Mesaba under agreements that were to expire at various times between 2006 and 2009.  In January 2006, Mesaba rejected the subleases and returned the aircraft to the Company.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

5.  Mesaba Bankruptcy Filing (continued)

During the years ended December 31, 2006 and 2005, the Company recorded losses of $765 and $8,075, respectively, net of recoveries from the assignment of the claim as discussed below, following Mesaba’s rejection of the subleases agreements on the Saab aircraft.  The Company’s actual gross losses were approximately $15,250.  These provisions for sublease losses considered estimates of market rental rates, costs necessary to restore the aircraft to a condition suitable for sublease and recoveries expected through the Mesaba bankruptcy.

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

On February 7, 2007, Mesaba filed an objection to the Company’s proof of claim, alleging that, among other things, the Company failed to mitigate its damages by subleasing the aircraft to a third-party or returning the aircraft to the Company’s lessor, and that the Company may have received a portion of its damages through its claim settlement with Northwest.  The Company subsequently filed an amended proof of claim in the Mesaba bankruptcy proceedings, increasing its damages for actual realized return condition costs and for stipulated damages as provided for in each aircraft sublease.  The Company, Goldman Sachs and Mesaba have had informal settlement discussions, but have not reached a settlement.  A hearing to consider the merits of whether the Company is entitled to a claim for stipulated loss damages was held in September 2007, but the bankruptcy court considering the issue has not yet rendered a ruling.  The final disposition of the claim amount will be determined through the bankruptcy court, and the Company cannot estimate when the matter will be resolved.

The Company believes that its claim against Mesaba has been properly asserted and does not expect the resolution of this matter to result in a material adjustment to the Company’s financial statements.

During the year ended December 31, 2007, the Company incurred expenses higher than previous estimates to refurbish the six Saab aircraft that were returned to their lessor.  After acquiring Colgan, the Company determined that it would place the two Saab aircraft that have leases extending through 2009 into service at Colgan.  Because the Company will continue to operate these aircraft, the provision for future sublease losses on these two aircraft was reduced to $0 during the first quarter of 2007.  These adjustments increased the Company’s operating income, net income and diluted earnings per share by $1,048, $665 and $0.03, respectively, for the year ended December 31, 2007.

Additionally, the Company incurred maintenance expense of $1,220 for the year ended December 31, 2007 related to the refurbishment of the two aircraft that will now be operated by Colgan.  For the year ended December 31, 2007, Pinnacle also incurred aircraft rental expense, prior to placing these aircraft into service at Colgan, of $530.

As of December 31, 2007, the Company did not expect to incur any future sublease losses.  The Company’s expected remaining recovery from the Mesaba bankruptcy of $1,167 is included in prepaid expenses and other assets on the Company’s consolidated balance sheet as of December 31, 2007.  The Company’s accrued future sublease losses, net of expected recoveries, at December 31, 2006 are included in other current liabilities in the amount of $6,282 and other liabilities in the amounts of $657 on the Company’s consolidated balance sheet.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

6.  Earnings Per Share Calculation

The Company accounts for earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings per Share.  The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2007	2006	2005
Net income	$34,637	$77,799	$25,698
Basic earnings per share	$1.66	$3.55	$1.17
Diluted earnings per share	$1.50	$3.54	$1.17

Share computation:
Weighted average number of shares out-standing for basic EPS (1)	20,897	21,945	21,913
Senior convertible notes (2)	2,017	-	-
Share-based compensation (3)	202	29	19
Weighted average number of shares out-standing for diluted EPS	23,116	21,974	21,932

(1)
During 2007, the board of directors of the Company authorized a share repurchase program, whereby the Company repurchased an aggregate of 4,450 shares of its own common stock, of which the weighted average number of shares repurchased during the current period are excluded from basic EPS.  The Company accounted for the repurchase of this treasury stock using the cost method.

(2)	Dilution is calculated as follows:

For the Year Ended December 31, 2007
Increased in fully diluted share count=	$121,000 - $121,000 $13.22(a) $16.956(b)

(a) Conversion price of the Notes
(b)Average stock price for the year ended December 31, 2007

(3)	Options to purchase 201, 935, 663 shares of common stock were excluded from the diluted EPS calculation at December 31, 2007, 2006 and 2005, respectively, because their effect would be anti-dilutive.

7.  Debt

The following table summarizes the Company’s long-term debt:

	As of December 31,
	2007	2006
Senior convertible notes	$121,000	$121,000
Long-term notes payable:
Secured	78,820	-
Unsecured	402	-
Total long-term debt	200,222	121,000
Less current maturities	(7,410)	-
Long-term debt, net of current maturities	$192,812	$121,000

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
 (All amounts in thousands, except per share data)

7.  Debt (continued)

The aggregate amounts of principal maturities of long-term debt as of December 31, 2007 were as follows:

2008	$7,410
2009	9,110
2010	5,644
2011	4,490
2012	3,812
Thereafter	169,756
Total	$200,222

Notes Payable

Short-term notes payable consists of the current balance of $2,500 of the $10,000 one-year promissory note issued by the Company in connection with its acquisition of Colgan, as discussed in Note 3.

Long-term notes payable also consists of other secured and unsecured debt.  The secured debt is collateralized by aircraft, aircraft parts and other assets, with interest rates ranging from 7.7% to 8.6% and maturities through 2012.  The unsecured debt has interest rates ranging from 3.1% to 4.2% with maturities through 2008.

Included in secured long-term notes payable are borrowings for $60,270 from Export Development Canada (“EDC”) for the three CRJ-900 aircraft delivered in October and December 2007.  As discussed in Note 10, the Company implemented an interest swap hedge program, of which one of the three aircraft were hedged, to reduce its risk from rising interest rates, as it relates to long-term financing of our aircraft.  The borrowings are collateralized by the aircraft and bear effective rates of 6.7% to 6.8% and maturities through 2022.

Since December 31, 2007, the Company has entered into six additional debt agreements with EDC to finance the aircraft delivered thus far in 2008. As of February 22, 2008 the Company has financed an additional $102,959.

Also included in secured long-term notes payable is financing of $3,402 with General Electric Capital Corporation (“GE”) for a CRJ-900 engine.  The borrowing is collateralized by the engine with an interest rate of 7.5% and matures in 2017.

On April 25, 2007, the Company repaid in full outstanding notes with a third-party secured by nine of the Company’s Saab 340 aircraft, which had a balance of $7,251 as of March 31, 2007.  The notes were payable in various installments through 2009 and had interest rates of 12.5% to 13.0%.

As of December 31, 2007 the fair value of the Notes payable was $79,891.

Line of Credit

The Company maintains a revolving line of credit with an institutional lender for a principal amount not to exceed $8,500 or 75% of the net unpaid balance of eligible accounts receivable.  This instrument has an interest rate of Prime plus 0.25%.  In June 2007, the Company extended the termination date of the loan to April 15, 2008.  Amounts outstanding under the line of credit were $8,375 at December 31, 2007.

Pre-delivery Payment Financing Facilities

In September and October 2007, the Company executed pre-delivery payment financing facilities with EDC for up to $80,000 in short-term borrowings.  The outstanding balance as of December 31, 2007 was $64,419.  Of the $64,419 balance, $63,603 relates to current borrowings and $816 relates to non-current borrowings.  Borrowings under the pre-delivery payment facilities bear interest at the 3-month LIBOR rate plus 1.65%, which was 6.48% as of December 31, 2007, and are collateralized by the pre-delivery payments to Bombardier.  The Company repays the borrowings as each aircraft is delivered.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

7.  Debt (continued)
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

The conditions described above were met during the first and second quarters of 2007, thereby causing the Notes to become convertible at the option of each Note holder during the second and third quarters of 2007.  The conditions were not met during the third and fourth quarters of 2007; therefore, the Notes will not be convertible in the first quarter of 2008.  As a result, the Notes are classified as a noncurrent liability on the Company’s consolidated balance sheet at December 31, 2007.  The excess of the Company's average common stock price for the period over the conversion price of $13.22 increases the weighted average number of shares outstanding for diluted earnings per share.  See Note 6 for additional information regarding the dilutive effect of the Notes’ conversion rights.  No Notes were tendered for conversion during the periods in which they were convertible.

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

The holders of the Notes may require the Company to purchase all or a portion of their Notes for cash on February 15, 2010, February 15, 2015 and February 15, 2020 (“Redemption Dates”) at a purchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any, to the purchase date. The Notes are structured such that, upon the occurrence of certain events, holders may convert the Notes into the equivalent value of the Company's common stock at an initial conversion rate of 75.6475 shares (not in thousands) per $1 principal amount of Notes, representing an initial conversion price of $13.22 per share.

Upon conversion, the Company will pay the holder all or a portion of a conversion value in cash up to the $1 principal amount.  To the extent that the conversion value exceeds the $1 principal amount, the excess will be settled in cash, common stock or a combination of both, at the Company's option.

Holders may convert their Notes only during the following periods:

•
During a quarter (and only during such quarter) if the closing price of the Company’s common stock exceeds 120% of the conversion price of the Notes ($15.86 per share or the “trigger price”) for at least 20 of the last 30 trading days of the preceding quarter;

•	During a five-day period after the Notes have traded for a five-day period at a price that is less than 98% of the equivalent value that could be realized upon conversion of the Notes;

•	If the Company calls the Notes for redemption;

•
If a change of control or other specified corporate transactions or distributions to holders of the Company’s common stock occurs (and in some instances, the Company may also owe an additional premium upon a change in control); and

•	During the ten trading days prior to the maturity date of February 15, 2025.

As of December 31, 2007 the fair value of the Company’s senior convertible notes was $154,275.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

7.  Debt (continued)

Debt Related Subsequent Event

On March 11, 2008 the Company entered into a Term loan with Citigroup Global Markets Inc.  The Term loan provides for advances up to $60,000 and is collateralized by the Company’s ARS holdings.  The proceeds will be used to support the Company’s aircraft purchases and for general working capital purposes.  The Term loan is pre-payable at any time prior to maturity on February 28, 2009 should the Company elect to sell any of its ARS portfolio.  The Term loan bears interest at the one month LIBOR plus 2.0% and is payable monthly.  The Term loan includes both covenant and margin requirements with which the Company is presently compliant.

8.  Related Party Transactions

Northwest

As discussed in Note 4, Northwest was a related party of the Company.  The Company generated 75%, 99% and 99%, respectively, of its consolidated operating revenue from Pinnacle’s ASA with Northwest for the years ended December 31, 2007, 2006 and 2005.  Under the ASA, Pinnacle uses the name "Northwest Airlink" and leases all of its CRJ-200s from Northwest.  Through November 30, 2007, Northwest was the owner of 2,492 shares, or 11%, of the Company’s issued common stock.  On that date, the Company purchased these shares from Northwest at a price of $32,945.  As of December 31, 2007, Northwest was the holder of the Preferred Share.  As discussed in Note 4, the Company repurchased the Preferred Share on January 2, 2008 for $20,000.  After this purchase, Northwest no longer owns any shares of the Company’s stock.

Amounts recorded in the Company’s consolidated statements of income for transactions with Northwest are as follows:
	Years Ended December 31,
	2007	2006	2005
Revenue:
Regional airline services revenue	$583,591	$816,787	$833,125
Other revenue	7,057	5,254	5,873
Expenses:
Aircraft fuel	-	109,230	111,993
Aircraft rentals	129,258	264,124	277,914
Other rentals	11,250	11,250	11,250
Ground handling services	58,680	63,149	66,671
Commissions and passenger related expense	228	393	511
Other	103	283	517
Provision for increases (decreases) in losses associated with the Northwest and Mesaba bankruptcy filings	33	(44,336)	51,523
Interest expense	-	-	463

Net amounts due from Northwest as of December 31, 2007 and 2006 were $20,370 and $100,062, respectively, and are included in receivables in the Company’s consolidated balance sheets.

The higher than normal receivable balance at December 31, 2006 resulted from the receipt of the normal month-end payment from Northwest totaling $31,927 on January 2, 2007, due to the fact that the contractual payment date fell on a weekend.  The balance at December 31, 2006 also included pre-petition receivables, net of allowances, of $42,849, which were settled upon the assignment of the Northwest claim in January 2007.

Certain trade amounts, primarily relating to landing fees, ground handling and facilities rentals, due to Northwest as of December 31, 2007 and 2006 were $1,864, and $3,170, respectively, and are included in accounts payable in the Company’s consolidated balance sheets.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

8.  Related Party Transactions (continued)
The Company also has certain business transactions with Mesaba, which as of April 24, 2007, became a wholly owned subsidiary of Northwest.  Ground handling services obtained from Mesaba for the years ended December 31, 2007, 2006 and 2005 totaled $18,279, $16,455 and $16,878, respectively. Ground handling services provided to Mesaba for the years ended December 31, 2007, 2006 and 2005 totaled $1,355, $1,306 and $1,686, respectively.  These amounts are included in other operating revenue in the Company’s consolidated statements of income.

Other

Colgan obtains certain avionics services from a business owned by one of Colgan’s selling shareholders.  For the year ended December 31, 2007, this related business provided avionics services to the Company in the amount of $1,425, and the balance owed for these services at December 31, 2007 was $120.

PNCL has entered into arrangements with one of the selling shareholders of Colgan for leases of real property, primarily office and hangar space.  The amounts paid to this selling shareholder under these leases totaled $276 for the year ended December 31, 2007.  As discussed in Note 3, PNCL has agreed to purchase a portion of this property during 2007 for a fair value derived purchase price of $6,358 if the shareholders are unable to find an unrelated third-party buyer.

In February 2006, Colgan entered into a sale-leaseback transaction with a related party of Colgan for two of its Saab 340 aircraft.  The monthly payments on each of the leases are $30 and expire in February 2013.

9.  Leases

Capital Leases

The Company leases certain aircraft equipment, buildings and office equipment under noncancelable capital leases that expire on various dates through 2013.  Under these capital leases, an obligation is shown on the Company’s consolidated balance sheets for the present value of the future minimum payments.  At December 31, 2007, the weighted average interest rate implied in these leases was approximately 9.6%, and the net book value of the assets associated with the capital leases was $5,194.

The following table summarizes approximate minimum future rental payments for the Company, by year and in the aggregate, together with the present value of net minimum lease payments as of December 31, 2007:

2008	$1,512
2009	1,306
2010	1,311
2011	777
2012	703
Thereafter	174
Total future rental payments	5,783
Amount representing interest	(997)
Present value of future lease payment	4,786
Less: current maturities	(1,118)
Capital leases, net of current maturities	$3,668

Operating Leases

As discussed in Note 4, the Company subleases its CRJ-200 aircraft and related engines from Northwest under operating leases that expire December 31, 2017.  The lease agreements contain certain requirements of the Company regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon its return to Northwest.  Pursuant to the ASA, Northwest reimburses Pinnacle’s aircraft rental expense in full.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

9.  Leases (continued)

As discussed in Note 5, 11 Saab 340 aircraft were previously subleased to Mesaba.  In January 2006, Mesaba rejected the subleases of the aircraft and returned them to Pinnacle.  Two of the 11 aircraft leases expired in the fourth quarter of 2006 and seven of the aircraft leases expired in the first quarter of 2007.  The Company’s Colgan subsidiary is operating the two remaining aircraft until the expiration of their related subleases in January 2009.

The Company currently leases five Beech 1900D aircraft.  The aircraft are subject to 60-month leases ending in 2010, but allow the Company the option without penalty to early terminate these leases.  The Company has begun returning these aircraft, with the last aircraft expected to be returned by the end of 2008.

The Company also leases 17 of its 42 Saab 340 aircraft under operating leases.  Ten of the lease agreements allow the Company to terminate the agreements at various points from 2008 through 2011.  These aircraft lease agreements generally provide that the Company pay taxes, maintenance, insurance and other operating expenses applicable to leased assets.  The leases require aircraft to be in a specified maintenance condition at lease termination or upon return of the aircraft.

The Company’s non-aircraft operating leases primarily relate to facilities and office equipment.

The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2007:

	Aircraft(1)	Non-aircraft	Total
2008	$123,040	$17,414	$140,454
2009	115,298	16,668	131,966
2010	113,323	16,330	129,653
2011	113,088	15,900	128,988
2012	113,088	14,698	127,786
Thereafter	565,440	20,067	585,507
Total future rental payments	$1,143,277	$101,077	$1,244,354

(1)
The amounts noted above for operating leases include $1,134,434 of obligations for leased CRJ-200 aircraft from Northwest.  The Company is reimbursed by Northwest in full for CRJ-200 aircraft rental expense under the ASA.  Should the ASA with Northwest be terminated, these aircraft would be returned to Northwest.

Rental expense for operating leases for the years ended December 31 consisted of the following:

	2007	2006	2005
Gross rental expense	$154,006	$283,448	$303,560
Sublease rental payments	-	-	(7,082)
Net rental expense	$154,006	$283,448	$296,478

The above minimum future rentals and total rental expense do not include landing fees which amounted to approximately $36,545, $23,772, and $24,409 for the years ended December 31, 2007, 2006 and 2005, respectively.

10. Derivatives

The Company is exposed to interest rate risk prior to the delivery of the Q400 and CRJ-900 aircraft.  To mitigate the financial risk associated with changes in long-term interest rates, the Company initiated a cash flow hedging program during July 2007.  The program consists of interest rate swaps whereby the Company agrees to pay a fixed interest rate and receive the six month LIBOR rate.

The Company records these instruments at fair market value, and recognizes changes in the fair value as a loss in other comprehensive income (“OCI”), net of taxes.  Each outstanding hedge position will be cash settled when the permanent financing is obtained at the time of delivery of each aircraft, at which time the remaining hedge-related OCI balance will be amortized into interest expense over the life of the aircraft financing.  The term of each cash flow hedge varies between four months and nine months.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

10. Derivatives (continued)
The Company recorded payments of $1,310 related to hedge settlements as of December 31, 2007. As of February 22, 2007 the Company made additional hedge settlement payments of $7,186 and recorded hedge ineffectiveness charges of approximately $122.  A hedge settlement relates to an unwind of the underlying swap agreement, and is recorded as prepaid interest net of any ineffectiveness, which is recorded as interest expense in the period of the settlement.  Notional amounts associated with post December 31, 2007 settlements are $86,525.

The following is a summary of the Company’s cash flow hedges:

As of December 31,
2007
Hedge effectiveness net losses recognized in interest expense	$-
Hedge ineffectiveness net losses recognized in interest expense	51
Other hedge net losses recognized in OCI, net of tax	10,761
Notional amount hedged	435,699
Payments related to hedge settlements, net of $13 ineffectiveness	1,297
Percentage of anticipated debt financing for firm noncancelable aircraft	78%
Weighted average swap rate (1)	5.27%

(1)
The swap rate reflects the indexed rate to which the Company hedged, which is used to set the interest rate on the permanent financing prior to adding a credit spread. As of February 22, 2008, the Company’s average swap rate was approximately 5.27%.

11. Comprehensive Income

The following table summarizes the Company’s Comprehensive Income:

	Years Ended December 31,
	2007	2006	2005
Net income	$34,637	$77,799	$25,698
Adjustments:
Retired Pilots’ Insurance Benefit Plan unrealized actuarial gain	521	-	-
Cash flow hedge unrealized loss	(10,761)	-	-
Total comprehensive income	$24,397	$77,799	$25,698

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

12. Accrued Expenses

Accrued expenses consisted of the following as of December 31:
	2007	2006
Taxes other than income	$9,600	$8,441
Compensation	11,888	8,250
Ground handling and landing fees	7,587	5,325
Insurance costs	4,130	2,031
Interest	4,640	1,475
Ticketing costs	1,345	-
Maintenance	2,731	-
Fuel	2,157	-
Income tax reserve(1)	16,694	-
Derivative liability	16,777	-
Other	2,767	668
Total accrued expenses	$80,316	$26,190

(1)	Prior to the adoption of FIN 48, income tax reserves at December 31, 2006 were included in income taxes payable and deferred income taxes in the amount of $15,672 and $374, respectively.

13.  Other Expenses

Other expenses consisted of the following for the years ended December 31:

	2007	2006	2005
Passenger liability insurance	$4,979	$3,284	$3,427
Hull and other insurance	3,807	2,626	3,047
Property and other taxes	10,023	9,923	9,700
Employee training expense	8,289	5,573	5,256
Employee overnight accommodations	19,689	10,621	10,889
Professional services fees	5,159	3,935	6,248
Office equipment and supplies	5,717	3,936	3,402
Employee-related expenses	4,773	3,379	3,312
Communications related expenses	5,055	3,716	3,569
Maintenance-related expenses	4,295	465	510
Other	7,343	4,674	5,162
Total other expenses	$79,129	$52,132	$54,522

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

14. Income Taxes

The significant components of the Company's deferred tax assets and liabilities are as follows:
	December 31,
	2007	2006
Deferred tax assets:
Inventory reserves	$1,017	$592
Vacation pay	1,990	1,332
Bad debt reserves	-	2,140
Stock compensation	578	207
Accrued interest	1,321	312
Other accruals	1,125	564
Pilot post-retirement reserve	713	563
Deferred revenue	93,383	-
State net operating losses	1,121	-
Marketable securities	6,465	-
Total deferred tax assets	107,713	5,710
Valuation allowance	(844)	-
Net deferred tax assets	$106,869	$5,710

Deferred tax liabilities:
Prepaid expenses	(203)	(822)
Tax over book depreciation	(13,958)	(9,058)
Northwest receivable	-	(9,717)
Other	(567)	(40)
Net deferred tax liabilities	(14,728)	(19,637)
Net deferred tax asset (liability)	$92,141	$(13,927)

As of December 31, 2007, the Company had tax-effected state operating losses of approximately $1,121, which begin to expire in 2012.  The Company has recorded a valuation allowance on the state net operating losses of $363.  A deferred tax asset of $93,383 was recorded for the deferred income associated with the sale of it unsecured claim from Northwest’s bankruptcy.  The Company recorded a deferred tax asset of $6,465 related to hedging transactions.  A valuation allowance of $481 was recorded on these hedging transactions.

The provision for income tax expense includes the following components for the years ended December 31:

	2007	2006	2005
Current:
Federal	$105,656	$27,808	$21,726
State	10,887	3,346	1,952
	116,543	31,154	23,678
Deferred:
Federal	(90,931)	14,664	(7,732)
State	(9,212)	983	(233)
	(100,143)	15,647	(7,965)
Total income tax expense	$16,400	$46,801	$15,713

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

14. Income Taxes (continued)
The following is a reconciliation of the provision for income taxes at the applicable federal statutory income tax rate to the reported income tax expense for the years ended December 31:

	2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax expense at statutory rate	$17,863	35.0%	$43,610	35.0%	$14,494	35.0%
State income taxes, net of federal taxes	759	1.5%	2,722	2.2%	832	2.0%
Valuation allowance	363	0.7%	(288)	(0.2)%	288	0.7%
Additional provisions	-	-	1,388	1.1%	-	-
Tax-exempt interest income	(3,638)	(7.1)%	(777)	(0.6)%	-	-
Other	1,053	2.0%	146	0.1%	99	0.2%
Income tax expense	$16,400	32.1%	$46,801	37.6%	$15,713	37.9%

As discussed in Note 4, the Company assigned its Northwest bankruptcy claim during the first quarter of 2007.  A majority of the proceeds received were invested in short-term investments earning tax-exempt interest income.  As a result, the Company’s taxable income excluded these earnings, thereby lowering the Company’s effective tax rate for the year ended December 31, 2007.

Income taxes paid for the years ended December 31, 2007, 2006 and 2005 were approximately $114,013 and $32,504 and $9,596, respectively.

During the year ended December 31, 2007, the Company recorded a valuation allowance against certain deferred tax assets.  The valuation allowance relates to state net operating losses generated in the current year as well as a portion of state deferred tax assets recorded through other comprehensive income related primarily to hedging transactions.  The realization of the future tax benefits of a deferred tax asset is dependent on future taxable income against which such tax benefits can be applied.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods and in the jurisdictions in which those temporary differences become deductible.  Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefit of these assets.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which became effective for and was adopted by the Company beginning January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $500 increase in its liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  At the adoption date of January 1, 2007, the Company had $16,692 of unrecognized tax benefits.  As of December 31, 2007, the Company had $16,694 of unrecognized tax benefits.  The following table reconciles the Company’s beginning and ending unrecognized tax benefits balances:

Unrecognized tax benefits balance at January 1, 2007	$16,692
Settlements	(74)
Additions	76
Unrecognized tax benefits balance at December 31, 2007	$16,694

    The Company provides for interest and penalties accrued related to unrecognized tax benefits in nonoperating expenses.  During the year ended December 31, 2007, the Company recorded interest and penalties of $1,443.  As of December 31, 2007, the Company had $2,495 of accrued interest and penalties, $220 of which was included in the FIN 48 adjustment to the opening balance of retained earnings.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

14. Income Taxes (continued)
The amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $16,347 as of December 31, 2007 and $16,346 as of January 1, 2007.  The tax years 2003-2006 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company is currently under audit by the Internal Revenue Service (“IRS”) for the tax years 2003 through 2005.  In May 2007, the IRS proposed certain adjustments to the Company’s positions related to various exam matters.  The Company has submitted a protest to the IRS with respect to these adjustments, and is awaiting the start of an administrative appeals process.  Should the IRS prevail on these adjustments, the impact on the Company could be significant.  The Company believes the potential tax exposure related to the items the IRS has focused on during its examinations would not exceed $35,000 plus penalties of $9,747.  The Company has reserved for $16,694 of this exposure.  The Company believes that it has provided sufficiently for all audit exposures; however, future earnings, cash flow and liquidity could be materially affected should it receive adverse rulings on the items under review.  Settlement of this audit or the expiration of the statute of limitations on the assessment of income taxes for any tax year may also result in a change in future tax provisions.

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

The following table illustrates the effect on net income and earnings per share assuming the compensation costs for the Company’s stock option plan had been recorded in the year ended December 31, 2005 based on the fair value method under SFAS 123.  The Company calculated fair value under SFAS 123 using the Black-Scholes-Merton multiple-option pricing valuation model.

Year Ended December 31,
2005
Net income, as reported	$25,698
Add: Restricted stock share-based compensation expense included in reported net income, net of tax	291
Deduct: Restricted stock and stock option share-based compensation expense determined under the fair value method, net of tax	(2,679)
Net income, including the effects of share-based compensation expense under SFAS 123	$23,310
Net income per common share – basic and diluted, as reported	$1.17
Pro forma net income per common share – basic and diluted	$1.06

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

15. Share-Based Compensation (continued)

The Company grants share-based compensation, including grants of stock options and restricted stock, under its 2003 Stock Incentive Plan, for which 2,152 shares were originally reserved.  The shares may consist, in whole or in part, on unissued shares or treasury shares.  Awards which terminate or lapse without the payment of consideration may be granted again under the plan.  As of December 31, 2007, the Company had 765 shares of common stock reserved for issuance under the plan.

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

In January 2007 and 2006, the Company granted 203 and 292 stock options, respectively, to its executive officers, members of its board of directors and certain other employees.  The option grants vest ratably over three-year periods and expire ten years from the grant date.  Under the provisions of SFAS 123R, the Company recorded pre-tax compensation expense in the amount of $816 and $305, respectively, related to stock options during the years ended December 31, 2007 and 2006.  Pre-tax compensation cost yet to be recognized related to these grants was $1,362 as of December 31, 2007.  This cost will be recognized over the next 1.8 years. During the year ended December 31, 2007, the Company recorded a financing cash flow of $693 related to excess tax deductions.  The Company had no excess tax benefits related to SFAS 123R during the years ended December 31, 2006 and 2005.

The following table provides certain information with respect to the Company’s stock options:

	Shares	Weighted Average Exercise Price	Fair Value	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	934	$11.57	$6,530
Granted	203	16.76	1,740
Exercised	(246)	11.77	(1,754)
Forfeited	(12)	11.93	(79)
Outstanding at December 31, 2007	879	12.71	6,437	7.1 years	$2,235
Options exercisable at December 31, 2007	494	$13.48	$4,088	6.0 years	$875

The total intrinsic value of the 246 options exercised during the year ended December 31, 2007 was $857.  No options were exercised during the years ended December 31, 2006 and 2005.  During the year ended December 31, 2007, 96 options vested.  These options had a fair value of $340. During the year ended December 31, 2005, 643 options vested with a fair value of $5,502. No options vested during the year ended December 31, 2006.

Pinnacle Airlines Corp.
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

The following table presents the assumptions used and fair value of grants in the years ended December 31, 2007 and 2006.  The Company did not grant any stock options during the year ended December 31, 2005.

	2007	2006
Expected price volatility	53.5%	59.4%
Risk-free interest rate	4.6%	4.3%
Expected lives (years)	5.0	5.0
Dividend yield	0%	0%
Expected forfeiture rate	10%	10%
Exercise price of option grants	$16.76	$6.47
Fair value of option grants	$8.57	$3.53

The following is a summary of the methodology applied to develop each assumption:

Expected Price Volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock and the historical volatility of comparable companies to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. The Company calculates daily market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.

Risk-Free Interest Rate - This is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected Lives - This is the period of time over which the options granted are expected to remain outstanding.  Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.

Dividend Yield - The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.  An increase in the dividend yield will decrease compensation expense.

Restricted Stock

In January 2007 and 2006, the Company awarded 76 and 135 shares, respectively, of restricted stock to certain officers and members of the board of directors under the Company's 2003 Stock Incentive Plan.  Using the straight-line method, this amount is being expensed ratably over the three-year vesting period.  During the years ended December 31, 2007 and 2006, the Company recognized $643 and $259, respectively, of pre-tax compensation expense related to these grants of restricted stock.  Pre-tax compensation cost yet to be recognized related to these restricted stock grants was $1,037 as of December 31, 2007.  This cost will be recognized over the next 1.8 years. During the year ended December 31, 2005, the Company recognized $468 of pre-tax compensation expense from this grant of restricted stock.

During the vesting periods, grantees have voting rights, but the shares may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of, alienated or encumbered.  Additionally, granted but unvested shares are forfeited upon a grantee’s separation from service.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

15. Share-Based Compensation (continued)
The following table provides certain information with respect to the Company’s restricted stock:

	Shares	Fair Value
Nonvested at January 1, 2007	135	$875
Granted	76	1,279
Vested	(45)	(292)
Forfeited	(3)	(35)
Nonvested at December 31, 2007	163	$1,827

2008 Grants

In January 2008, the Company granted 284 stock options and 109 shares of restricted stock to members of its board of directors, its officers and other key employees.  These grants will vest ratably over three years.  The Company expects the 2008 expense associated with these grants to be $1,163.

16. Short-Term Investments

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

At December 31, 2007, the Company had $186,850 invested in auction rate debt securities (“ARS”).  At December 31, 2006 the Company had $72,700 invested in ARS, including $12,975 in auction rate preferred securities and $59,725 in auction rate debt securities.

ARS are notes that provide for an interest rate reset through a “dutch auction” process in periods spanning from 7 to 35 days.  The underlying bonds have long-term maturities, but because of the auction process have heretofore been viewed as very liquid, short-term investments.  The auction process resets the interest rate on the securities to current market rates, and provides a vehicle for investors to buy or sell the securities in what has historically been a very liquid environment.  All of the Company’s ARS are currently rated AAA/Aaa by Standard & Poors, Moody’s, or Fitch ratings services, and are collateralized by student loan receivables that are guaranteed under the government’s Federal Family Education Loan Program.

In February 2008, a number of ARS auctions failed to generate enough demand to successfully reset interest rates.  In these circumstances, the securities generally require the issuer to pay a maximum interest rate until the next auction is held.  In the interim, an investor must either hold the securities until the next successful auction or attempt to sell the securities through a privately-placed secondary market transaction.  The Company’s ARS holdings are among those ARS that had failed auctions, and until the next successful auction the Company is earning a maximum interest rate on each security.  The maximum rates are typically calculated based upon a spread to an after tax commercial paper rate or the BMA index, and are capped at a fixed percentage.  As of February 22, 2008, the Company had $136,100 invested in ARS.

The Company is monitoring the ARS market closely.  Because of the unprecedented events in the ARS market, the Company cannot predict when liquidity in the ARS market will return.  Although the Company believes its securities continue to represent good investments due to the AAA/Aaa credit ratings of the underlying investments, the Company may be forced to sell some of its ARS portfolio under distressed, illiquid market conditions, which would result in the Company recognizing a loss on such sales.  In addition, the Company may reclassify all or a portion of its ARS portfolio as long-term investments, and the Company may record an impairment charge in future periods if the Company determines that the decline in value of its ARS portfolio is other-than-temporary or will not recover before the investment is sold.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

16. Short-Term Investments (continued)
The Company planned to monetize a portion of its ARS portfolio throughout 2008 to fund the non-financed portion of its aircraft deliveries.  While the Company waits for both the ARS market to rationalize and for investor demand to return, the Company has arranged for a margin loan facility for a total of up to $60,000 (the “Term loan”) to be used to support its aircraft purchases.  The Term loan is pre-payable at any time prior to maturity on February 28, 2009 should the Company elect to sell any of its ARS portfolio.  The Term loan bears interest at the one month LIBOR plus 2.0%

The Company classifies investments in ARS as short-term investments on the Company’s consolidated balance sheets.  The Company believes that the securities were stated at fair value as of December 31, 2007 based on the existence of subsequent successful auctions in 2008.  All income generated from these securities was from earned interest and dividends and there were no unrealized or realized gains or losses for the years ended December 31, 2007, 2006 and 2005.

17. Employee Benefit Plans

401(k) Plan

The Company maintains defined contribution 401(k) plans covering substantially all of its employees.  Each year, participants may contribute a portion of their pre-tax annual compensation, subject to Internal Revenue Code limitations.  The Company made matching contributions of approximately $2,743, $2,474 and $2,053 for the years ended December 31, 2007, 2006 and 2005.  The Company’s 401(k) plan also contains a profit sharing provision allowing the Company to make discretionary contributions for the benefit of all plan participants.  For the years ended December 31, 2007, 2006, and 2005, the Company made no discretionary contributions to its 401(k) plans.

Retired Pilots’ Insurance Benefit Plan

The Company’s Pinnacle subsidiary provides its pilots with health and dental insurance benefits from their retirement age of 60 until they are eligible for Medicare coverage at age 65.  The plan’s benefit obligation was $1,091 and $1,522 at December 31, 2007 and 2006, respectively, and the plan had no assets at either date.  The reduction of the liability in 2007 relates primarily to the change in the pilots’ mandatory retirement age from 60 to 65.  The rate used to discount future estimated liabilities was 6% in 2007 and 2006.  Net periodic benefit cost was $329 and $1,586 for the years ended December 31, 2007 and 2006, respectively.  The Company’s estimated future net benefit payments will be immaterial to the Company’s financial results and cash flows.

18.  Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has two airline reportable segments, its Pinnacle Segment and the Colgan Segment.  The Pinnacle Segment serves as the Company’s platform for regional jet operations, whereas the Colgan Segment serves as the platform for turboprop operations.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
 (All amounts in thousands, except per share data)

18.  Segment Reporting (continued)

The following represents the Company’s segment data for the year ended December 31, 2007.  Prior to the acquisition of Colgan, the Company consisted of one reportable segment.  Therefore, segment data for the years ended December 31, 2006 and 2005 is not presented.

	Year Ended December 31, 2007
	Pinnacle Segment	Colgan Segment	Other/ Eliminations	Consolidated
Operating revenues	$595,053	$192,405	$(84)	$787,374
Depreciation and amortization	4,609	4,656	-	9,265
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	(1,194)	-	146	(1,048)
Operating income (loss)	56,591	(4,503)	-	52,088
Interest expense	6,388	3,060	(595)	8,853
Interest income	12,139	57	(595)	11,601
Income (loss) before income tax	58,547	(7,510)	-	51,037
Income tax expense (benefit)	18,496	(2,096)	-	16,400
Net income (loss)	40,051	(5,414)	-	34,637

Deferred tax asset (liability)	94,466	(2,325)	-	92,141

Identifiable intangible assets, other than goodwill	12,030	5,041	-	17,071
Goodwill	18,421	9,785	-	28,206
Total assets	620,988	144,183	(56,583)	708,588
Capital expenditures (including non-cash)	116,792	58,153	-	174,945

19.  Commitments and Contingencies

Employees.  The Company operates under several collective bargaining agreements with a portion of its employees.  The following table reflects the Company’s collective bargaining agreements and their respective amendable dates:

Employee Group	Employees Represented	Representing Union	Contract Amendable Date
Pinnacle’s pilots	1,197	Air Line Pilots Association	April 30, 2005
Pinnacle’s flight attendants	697	United Steel Workers of America	February 1, 2011
Pinnacle’s ground operations agents	1,254	United Steel Workers of America	March 19, 2010
Pinnacle’s flight dispatchers	37	Transport Workers Union of America	December 31, 2013
Colgan’s flight attendants	193	United Steel Workers of America	Initial contract currently being negotiated

As of December 31, 2007, approximately 64% of the Company’s workforce were members of unions representing pilots (23%), flight attendants (17%), ground operations agents (23%) and dispatchers (1%).

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

19.  Commitments and Contingencies (continued)
The collective bargaining agreement between Pinnacle and the Air Line Pilots Association (“ALPA”) became amendable in April 2005. The Company has been actively negotiating with ALPA since that time.  In August 2006, the Company filed for mediation with the National Mediation Board.  Since then, the Company has met with the mediator assigned to our case and with ALPA, but the Company has not reached resolution on an amended collective bargaining agreement.

On November 5, 2007, ALPA filed suit in the U.S. District Court against Pinnacle.  The suit seeks an injunction prohibiting Pinnacle from paying certain bonuses to its pilots, asserting that such an action would violate the Railway Labor Act.  The Company believes that the lawsuit lacks merit, and accordingly, Pinnacle will vigorously defend its position in this case.  The Company does not believe that it will incur any material loss with respect to this lawsuit.  On January 8, 2008, Pinnacle filed suit in the U.S. District Court for the Western District of Tennessee against ALPA, alleging bad faith bargaining.  The primary intent of the lawsuit is to encourage ALPA to negotiate in good faith so that an agreement can be reached for an amended collective bargaining agreement as soon as possible.  Pinnacle’s pilots are currently paid at rates less than the industry average for similarly sized aircraft, and an amended agreement is expected to contain higher rates of pay prospectively for Pinnacle’s pilots.

On March 1, 2007, Pinnacle’s flight attendants ratified an amended collective bargaining agreement with a new amendable date of February 1, 2011.  The previous collective bargaining agreement became amendable on July 31, 2006.  In August 2005, Pinnacle’s flight dispatchers elected representation by the Transport Workers Union of America AFL-CIO, Air Transport Division (“TWU”).  In early 2007, an agreement was negotiated and ratified by the TWU membership and Pinnacle.  The Company does not expect either of these agreements to have a material impact on its consolidated financial statements.

In September 2007, Colgan recognized the United Steel Workers of America (“USW”) to represent Colgan’s flight attendants.  Negotiations will begin shortly for a flight attendant collective bargaining agreement with the United Steel Workers.  The Company does not expect this new collective bargaining agreement to have a material impact on its financial results, as Colgan’s flight attendants are currently compensated at rates approximating industry average.

Purchase Commitments. The Company has contractual obligations and commitments primarily related to future purchases of aircraft, payment of debt and lease obligations.  The Company’s firm orders and options to purchase aircraft as of December 31, 2007 were as follows:

	Firm Noncancelable	Firm Cancelable	Options	Total
Q400
2008	15	-	-	15
2009	-	8	8	16
2010	-	2	12	14
Total Q400	15	10	20	45

CRJ-900
2008	12	-	-	12
2009	1	-	-	1
Total CRJ-900	13	-	-	13

Total	28	10	20	58

Firm cancelable aircraft are aircraft that are on firm order, but for which the Company has the right of cancellation without penalty prior to April 2008.

The Company makes pre-delivery payments to the aircraft manufacturer in advance of the aircraft’s delivery date.  During the year ended December 31, 2007, the Company paid pre-delivery payments of $74,300.  Remaining pre-delivery payments of $5,600 are due in 2008.

Pinnacle Airlines Corp.
 Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

19.  Commitments and Contingencies (continued)
Based on the above delivery schedule, the aggregate purchase price for the 28 firm noncancelable aircraft commitments is approximately $525,000, and is due as follows: $501,000 for 2008, and $24,000 for 2009.  The Company has obtained commitments from a third-party to borrow approximately $446,000 of the $525,000 for a term of 15 years from the delivery date of each aircraft.  The Company expects to fund the approximately $79,000 remaining from internal capital resources.  During the year ended December 31, 2007, the Company purchased aircraft totaling $70,907 under these purchase commitments. For further information on CRJ-900 and Q400 aircraft, see Note 4.

Guarantees and Indemnifications.  The Company is the guarantor of approximately $2,140 aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds were issued by the Memphis-Shelby County Airport Authority (the “Authority”) and are payable solely from rentals paid under a long-term lease agreement with the Authority.  The leasing arrangement is accounted for as an operating lease in the consolidated financial statements.

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

Colgan is a defendant in a lawsuit related to the September 11, 2001 terrorist attacks.  The Company expects that any adverse outcome from this litigation will be covered by insurance, and therefore, will have no material adverse effect on the Company’s financial statements as a whole.

The Company expects that its levels of insurance coverage (subject to deductibles) would be adequate to cover most tort liabilities and related indemnities described above with respect to real estate it leases and aircraft it operates.  The Company does not expect the potential amount of future payments under the foregoing indemnities and agreements to be material.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

20.  Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2007 and 2006 is as follows:

	Three Months Ended During 2007
	March 31(1)	June 30(2)	September 30	December 31
Operating revenue	$179,550	$200,994	$205,730	$201,099
Operating income	12,825	14,822	15,007	9,434
Net income	9,365	7,662	10,904	6,706
Basic earnings per share	$0.43	$0.35	$0.53	$0.35
Diluted earnings per share	$0.38	$0.32	$0.48	$0.32
Operating income as a percentage of operating revenues	7.1%	7.4%	7.3%	4.7%

	Three Months Ended During 2006
	March 31	June 30(3)	September 30(4)	December 31(4)
Operating revenue	$207,089	$204,514	$208,500	$204,520
Operating income	21,529	19,495	25,559	60,965
Net income	13,296	11,891	15,837	36,775
Basic earnings per share	$0.61	$0.54	$0.72	$1.68
Diluted earnings per share	$0.61	$0.54	$0.72	$1.67
Operating income as a percentage of operating revenues	10.4%	9.5%	12.3%	29.8%

(1)	The Company’s net income for the three months ended March 31, 2007 includes a benefit of $1,048 ($666 net of related tax) related to changes in estimates of sublease losses.
(2)	The three months ended June 30, 2007 includes a $4,144 loss ($2,631 net of related tax) on the sale of the Company’s $42,500 unsecured claim against Northwest.
(3)
The Company’s net income for the three months ended June 30, 2006 includes a charge of $1,300 ($812 net of related tax) related to the Retired Pilots Insurance Benefit outlined in its Pilots’ Collective Bargaining Agreement dated May 1, 1999 and a charge of $1,348, ($785 net of related tax) related to the bankruptcies of Northwest and Mesaba.

(4)	The three months ended September 30, 2006 and December 31, 2006 include a benefit of $3,537 and $41,399 ($2,227 and $26,052, net of related tax) related to the bankruptcies of Northwest and Mesaba.

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

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures.  An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

The financial statements for each of the years covered in this Annual Report on Form 10-K have been audited by an independent registered public accounting firm, Ernst & Young LLP whose report is presented page 85 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.  The Company, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Except as discussed below, there has been no change in our internal control over financial reporting during the year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect the our internal control over financial reporting.

As previously discussed, on January 18, 2007, the Company acquired Colgan.  Refer to Note 3 in our condensed consolidated financial statements for more information of this event.  The acquisition of Colgan had a material effect on the Company’s internal control over financial reporting.  The revenue attributable to Colgan’s operations for the year ended December 31, 2007 was 24% of our total revenues.  The assets attributed as of December 31, 2007 are 20% of our total assets.  However, this business is excluded from management’s annual assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pinnacle Airlines Corp.

We have audited Pinnacle Airlines Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pinnacle Airlines Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Colgan Air Inc., which is included in the 2007 consolidated financial statements of Pinnacle Airlines Corp. and constituted $144.2 million and $22.1 million of total and net assets, respectively, as of December 31, 2007 and $192.4 million and $5.4 million of revenues and net loss, respectively, for the year then ended.  Our audit of internal control over financial reporting of Pinnacle Airlines Corp. also did not include an evaluation of the internal control over financial reporting of Colgan Air Inc.

In our opinion, Pinnacle Airlines Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Airlines Corp. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Pinnacle Airlines Corp. and our report dated March 13, 2008 expressed an unqualified opinion thereon.
                                                                    /s/ ERNST & YOUNG LLP
Memphis, Tennessee
March 13, 2008

Item 9B.  Other Information

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.  Certain Relationships and Related Transactions

Item 14.  Principal Accountant Fees and Services

The information required by Items 10 through 14 is incorporated by reference to the definitive proxy statement for our 2008 annual meeting of stockholders to be filed within 120 days of December 31, 2007.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report

1.	The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm:

i)	Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

ii)	Consolidated Balance Sheets as of December 31, 2007 and 2006

iii)	Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2007, 2006 and 2005

iv)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

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

Pinnacle Airlines Corp.
(Registrant)

	By:	/s/ Philip H. Trenary
	Name:	Philip H. Trenary
March 14, 2008	Title:	President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2008.

Signature	Title

/s/ Philip H. Trenary	President, Chief Executive Officer and Director
Philip H. Trenary	(Principal Executive Officer)

/s/ Peter D. Hunt	Vice-President, Chief Financial Officer
Peter D. Hunt	(Principal Accounting Officer)

/s/ Donald J. Breeding	Chairman , Director
Donald J. Breeding

/s/ Ian Massey	Director
Ian Massey

/s/ James E. McGehee, Jr.	Director
James E. McGehee, Jr.

/s/ Thomas S. Schreier, Jr.	Director
Thomas S. Schreier, Jr.

/s/ R. Philip Shannon	Director
R. Philip Shannon

/s/ Alfred T. Spain	Director
Alfred T. Spain

/s/ Nicholas R. Tomassetti	Director
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

Exhibit
Number                      Description
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
10.32
Assignment of Claim Agreement between Pinnacle Airlines, Inc. and Goldman Sachs Credit Partners, L.P., dated as of October 5, 2006 (Incorporated by reference to the Registrant’s Form 10-K filed on March 8, 2007)

10.40
Assumption and Claim Resolution Agreement between Pinnacle Airlines Corp. and Northwest Airlines, Inc., dated as of December 20, 2006 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 3, 2007)

10.41
Amended and Restated Airline Services Agreement by and among Pinnacle Airlines, Inc., Pinnacle Airlines Corp. and Northwest Airlines, Inc., dated December 15, 2006, effective as of January 1, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 8, 2007)

10.42*
Amendment No. 1 dated as of November 21, 2007 to the Amended and Restated Airline Services Agreement by and among Pinnacle Airlines, Inc., Pinnacle Airlines Corp. and Northwest Airlines, Inc., dated December 15, 2006

10.43*	CF34-3B1 Engine Hourly Rate Program Repair and Services Agreement between Northwest Airlines, Inc. and Standard Aero Ltd., dated as of September 1, 2007
10.50
Stock Purchase Agreement, dated as of January 18, 2007, by and among Colgan Air, Inc. and Pinnacle Airlines Corp.  (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2007)

10.60
Capacity Purchase Agreement between Continental Airlines, Inc., Pinnacle Airlines Corp. and Colgan Air, Inc., dated as of February 2, 2007 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 2, 2007)

10.61*	Purchase Agreement between Bombardier Inc. and Pinnacle Airlines Corp., relating to the purchase of twenty-five (25) Bombardier Q400 series aircraft, dated as of February 17, 2007
10.62*	Form of Loan Agreement, between Pinnacle Airlines Corp. and Export Development Canada, for the financing of Q400 and CRJ-900 aircraft
10.65
Delta Connection Agreement among Delta Air Lines, Inc., Pinnacle Airlines Corp. and Pinnacle Airlines, Inc., dated as of April 27, 2007 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 2, 2007)

10.66*	Purchase Agreement between Bombardier Inc. and Pinnacle Airlines, Inc., relating to the purchase of sixteen (16) Bombardier CRJ-900 series aircraft, dated as of April 26, 2007
10.99.1#	Promissory Note issued by Pinnacle Airlines, Inc. to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.2#	Guarantee of Promissory Note issued by registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.3#	Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
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
#                             Cancelled agreement referenced in this Form 10-K

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pinnacle Airlines Corp.

We have audited the consolidated financial statements of Pinnacle Airlines Corp. as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated March 13, 2008 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                /s/ ERNST & YOUNG LLP

Memphis, Tennessee
March 13, 2008

(d) Schedule II
Pinnacle Airlines Corp.
Valuation and Qualifying Accounts
(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended December 31, 2007
Allowance deducted from asset accounts:
Allowance for doubtful accounts	$ 7,860	$ 131		$ -	$ (7,860)	(3)	$ 131
Allowance for obsolete inventory parts	1,517	1,019		-	-		2,536

Year Ended December 31, 2006
Allowance deducted from asset accounts:
Allowance for doubtful accounts	51,523	(43,663)	(1)	-	-		7,860
Allowance for obsolete inventory	1,084	433		-	-		1,517

Year Ended December 31, 2005
Allowance deducted from asset accounts:
Allowance for doubtful accounts	34	51,523		(31)	(3)	(2)	51,523
Allowance for obsolete inventory	494	590		-	-		1,084

(1)
On January 3, 2007, the Company agreed to assign an aggregate of $335,000 of its $377,500 stipulated unsecured claim against Northwest that was agree to in the Assumption Agreement to several third parties for aggregate proceeds of approximately $283,000, net of expenses. As a result, the Company lowered  its reserve against its pre-petition receivables from 95% to 15.5%.

(2)	Dispositions and write-offs.
(3)	Bankruptcy related amounts settled as part of the unsecured claim the Company received from Northwest.

Pinnacle Airlines Corp.
Ratio of Earnings to Fixed Charges - Unaudited
(in thousands, except ratios)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Earnings:
Income from operations before taxes (1)	$51,037	$124,600	$41,411	$63,125	$57,399
Additions:
Interest expense, net of capitalized interest	8,853	5,578	4,772	4,907	7,387
Portion of rent expense representative of interest factor(2)	79,968	127,046	134,442	107,118	71,072
Earnings as adjusted	$139,858	$257,224	$180,625	$175,150	$135,858

Fixed charges:
Interest expense, net of capitalized interest	$8,853	$5,578	$4,772	$4,907	$7,387
Capitalized interest	2,930	-	-	-	-
Portion of rent expense representative of interest factor(2)	79,968	127,046	134,442	107,118	71,072
	$91,751	$132,624	$139,214	$112,025	$78,459

Ratio of earnings to fixed charges	1.52	1.94	1.30	1.56	1.73

(1)
The decrease in income from operations before taxes for the year ended December 31, 2007 from the year ended December 31, 2006 is primarily attributed to the change in the terms of the amended ASA with Northwest and is also attributed to the addition of Colgan.  Income from operations before taxes for the year ended December 31, 2006 includes a $43,571 benefit for the changes in estimates and sale of the bankruptcy claims related to the bankruptcy filings of Northwest and Mesaba and the year ended December 31, 2005 includes a gain of $18,000 related to the repurchase of the Northwest note payable in February 2005 and a $59,599 charge for provisions related to the bankruptcy filings of Northwest and Mesaba.

(2)
Aircraft rental expense decreased due to the terms of the amended ASA with Northwest. Effective January 1, 2007, our monthly lease rates were reduced to rates that approximated market conditions at that time.  The decrease in rent is slightly offset by rent expense attributable to Colgan.