Form 10-Q
period 2008-03-31
PINNACLE AIRLINES CORP
filed 2008-05-08
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of May 8, 2008, 18,065,995 shares of common stock were outstanding.

Part 1.  Financial Information

Item 1.  Financial Statements

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Operating revenues
Regional airline services	$201,159	$176,945
Other	3,182	2,605
Total operating revenues	204,341	179,550

Operating expenses
Salaries, wages and benefits	55,326	47,301
Aircraft fuel	11,873	6,437
Aircraft maintenance, materials and repairs	21,760	17,548
Aircraft rentals	33,521	33,719
Other rentals and landing fees	15,477	13,914
Ground handling services	27,389	24,422
Commissions and passenger related expense	6,826	4,495
Depreciation and amortization	4,376	2,054
Other	21,127	16,835
Total operating expenses	197,675	166,725

Operating income	6,666	12,825

Operating income as a percentage of operating revenues	3.3%	7.1%

Nonoperating (expense) income
Interest income	2,314	3,065
Interest expense	(4,842)	(2,074)
Miscellaneous (expense) income, net	(60)	18
Total nonoperating (expense) income	(2,588)	1,009
Income before income taxes	4,078	13,834
Income tax expense	1,425	4,469
Net income	$2,653	$9,365

Basic earnings per share	$0.15	$0.43

Diluted earnings per share	$0.15	$0.38

Shares used in computing basic earnings per share	17,859	21,990
Shares used in computing diluted earnings per share	17,939	24,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$76,884	$26,785
Restricted cash	5,032	5,327
Short-term investments	-	186,850
Receivables, net	33,166	31,107
Spare parts and supplies, net	18,235	16,030
Prepaid expenses and other assets	27,321	16,535
Deferred income taxes, net of allowance	12,284	12,285
Income taxes receivable	18,989	-
Total current assets	191,911	294,919
Property and equipment
Flight equipment	351,978	162,374
Aircraft pre-delivery payments	56,817	81,425
Other property and equipment	41,576	39,969
Less accumulated depreciation	(32,706)	(28,358)
Net property and equipment	417,665	255,410

Investments	126,145	-
Deferred income taxes, net of allowance	62,966	79,856
Other assets	40,237	28,528
Debt issuance costs, net	5,410	4,598
Goodwill	28,206	28,206
Intangible assets, net	17,796	17,071
Total assets	$890,336	$708,588

Liabilities and stockholders’ equity
Current liabilities
Short-term notes payable and current maturities of long-term debt	$121,042	$73,513
Bank line of credit	8,275	8,375
Accounts payable	38,966	33,062
Accrued expenses	85,013	80,731
Income taxes payable	-	2,356
Deferred revenue	24,004	24,099
Other current liabilities	1,224	21,323
Total current liabilities	278,524	243,459

Senior convertible notes	121,000	121,000
Long-term debt, less current maturities	226,511	71,812
Deferred revenue, net of current portion	204,672	209,752
Other liabilities	4,493	4,743

Commitments and contingencies

Stockholders’ equity
Series A preferred share, stated value $100 per share, one issued share, retired on January 4, 2008	-	-
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,516,087 and 22,402,999 shares issued, respectively	225	224
Treasury stock, at cost, 4,450,092 shares	(68,152)	(68,152)
Additional paid-in capital	91,969	91,165
Accumulated other comprehensive loss	(16,344)	(10,200)
Retained earnings	47,438	44,785
Total stockholders’ equity	55,136	57,822
Total liabilities and stockholders’ equity	$890,336	$708,588

The accompanying notes are an integral part of these condensed consolidated financial statements

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income	$2,653	$9,365
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,845	2,387
Deferred income tax	21,058	(95,998)
Recognition of deferred revenue	(6,280)	(5,228)
Other	1,622	(625)
Changes in operating assets and liabilities:
Receivables	(2,059)	75,469
Increase in deferred revenue	1,033	241,439
Spare parts and supplies	(2,479)	(916)
Prepaid expenses and other assets	(1,491)	(6,759)
Restricted cash	295	-
Accounts payable and accrued expenses	7,150	17,419
Derivative collateral payments	(9,319)	-
Derivative prepaid interest	(14,559)	-
Insurance proceeds	1,606	-
Income taxes receivable	(21,366)	82,345
Other liabilities	-	(2,930)
Cash (used in) provided by operating activities	(17,291)	315,968

Investing activities
Purchases of property and equipment	(8,200)	(3,358)
Proceeds from the sale of property and equipment	137	-
Aircraft pre-delivery payments	-	(27,838)
Purchases of short-term investments	(82,200)	(521,875)
Proceeds from sale of short-term investments	132,950	270,425
Acquisition of Colgan Air, Inc. net of cash acquired	-	(8,366)
Cash provided by (used in) investing activities	42,687	(291,012)

Financing activities
Proceeds from debt	71,810	(1,388)
Payments on debt	(25,996)	-
Payments on capital leases	(279)	(175)
Purchase of Series A Preferred Share	(20,000)	-
Debt issuance costs	(881)	-
Other financing activities	49	-
Cash provided by (used in) financing activities	24,703	(1,563)
Net increase in cash and cash equivalents	50,099	23,393
Cash and cash equivalents at beginning of period	26,785	705
Cash and cash equivalents at end of period	$76,884	$24,098

Noncash investing and financing activities
Property and equipment acquired through the issuance of debt	$156,313	$1,400
Unrealized loss on auction rate securities	$9,955	$-
Mark-to-market adjustment on derivative instruments	$351	$-
Other noncash investing and financing activities	$2,590	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

1.  Description of Business and Basis of Presentation

Pinnacle Airlines Corp. and its wholly owned subsidiaries, Pinnacle Airlines, Inc. and Colgan Air, Inc., are collectively referred to in this report as the “Company,” except as otherwise noted.  The Company’s subsidiaries will be referred to as “Pinnacle” for Pinnacle Airlines, Inc. and “Colgan” for Colgan Air, Inc.

Pinnacle operates an all-regional jet fleet providing regional airline capacity to Delta Air Lines, Inc. (“Delta”) as a Delta Connection carrier at its hub airport in Atlanta, and to Northwest Airlines, Inc. (“Northwest”) as a Northwest Airlink carrier at its hub airports in Detroit, Minneapolis/St. Paul and Memphis.  At March 31, 2008, Pinnacle operated a jet fleet of six Canadair Regional Jet (“CRJ”)-900 aircraft as a Delta Connection carrier with approximately 19 daily departures to 12 cities in nine states and the U.S. Virgin Islands.  Pinnacle operated 132 CRJ-200 aircraft as a Northwest Airlink carrier with approximately 700 daily departures to 122 cities in 35 states and four Canadian provinces.

Colgan operates an all-turboprop fleet under revenue pro-rate agreements with Continental Airlines, Inc. (“Continental”), United Air Lines, Inc. (“United”) and US Airways Groups, Inc. (“US Airways”), and also provides regional airline capacity to Continental under a capacity purchase agreement.  Colgan’s operations are focused primarily in the northeastern United States and in Texas.  As of March 31, 2008, Colgan offered 344 daily departures and operated 13 Saab 340 aircraft as Continental Connection from Continental’s hub airport in Houston, 12 Saab 340 aircraft as United Express at Washington/Dulles, and four Beech 1900 aircraft and 16 Saab 340 aircraft as US Airways Express, with hub locations at New York/LaGuardia, Boston and Washington/National under revenue pro-rate agreements.  Colgan also operated six Q400 aircraft under a capacity purchase agreement with Continental at its global hub at Newark/Liberty International Airport, providing 44 daily departures.

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's financial position, the results of its operations and its cash flows for the periods indicated.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

All amounts contained in the notes to the condensed consolidated financial statements are presented in thousands, with the exception of years, number of employees, per share amounts and number of aircraft.

2.  Code-Share Agreements with Partners

The Company’s operating contracts fall under two categories: capacity purchase agreements and revenue pro-rate agreements.  The following is a summary of the percentage of regional airline services revenue attributable to each contract type and code-share partner for the three months ended March 31, 2008.

	Percentage of Regional Airline Services Revenue
Source of Revenue	Capacity Purchase Agreements	Pro-Rate Agreements	Total
Northwest	73%	-	73%
US Airways	-	8%	8%
Continental	2%	8%	10%
United	-	5%	5%
Delta	2%	-	2%
Essential Air Services	-	2%	2%
Total	77%	23%	100%

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

2.  Code-Share Agreements with Partners – (Continued)

Capacity Purchase Agreements

The Company’s preferred contractual relationships with major airlines are structured as capacity purchase arrangements.  Under capacity purchase agreements, major airline partners purchase the Company’s flying capacity by paying pre-determined rates for specified flying, regardless of the number of passengers on board or the amount of revenue collected.  These arrangements typically include incentive payments that are paid if the Company meets certain operational performance measures.  Additionally, certain operating costs such as fuel, insurance premiums, ground handling and others are reimbursed or provided directly by the partner, which eliminates the Company’s risk associated with a change in the price of these goods or services.

Northwest Airlines

The Company, through its Pinnacle subsidiary, provides regional jet service to Northwest as a Northwest Airlink carrier under an amended and restated airline services agreement (the “ASA”) that became effective January 1, 2007 and expires in December 2017. In accordance with the terms of the ASA, either party may terminate the agreement for cause and the ASA does not provide a mechanism for cancellation in the event of a merger between NWA and another airline. At the end of its term in 2017, the ASA automatically extends for additional five-year periods unless Northwest provides notice to the Company two years prior to the termination date that it does not plan to extend the term.

Pursuant to the terms of the ASA, Northwest is currently transitioning 15 of Pinnacle’s CRJ-200 aircraft to one of its wholly owned subsidiaries. Upon completion of this transition, Pinnacle will operate a fleet of 124 CRJ-200 aircraft under the ASA (subject to further adjustment under certain circumstances as provided for in the ASA). As of March 31, 2008, seven of the 15 CRJ-200 aircraft had been returned, with the remaining eight aircraft expected to be returned through the third quarter 2008 at an average rate of two per month.

As provided for in the ASA, on January 4, 2008, the Company purchased its Series A Preferred Share (the “Preferred Share”) from Northwest. The Preferred Share gave Northwest the right to appoint two directors to the Company’s Board of Directors, as well as certain other corporate governance rights.  No dividends were payable to the stockholder of the Preferred Share.  After this purchase, Northwest no longer owns any shares of the Company’s stock and is no longer a related party of the Company.

Delta Air Lines

On April 27, 2007, the Company entered into a ten-year capacity purchase agreement with Delta to operate 16 CRJ-900 aircraft as a Delta Connection Carrier (the “Delta Connection Agreement”, or “DCA”). Scheduled service began on December 1, 2007 and Pinnacle operated six CRJ-900 aircraft under the DCA as of March 31, 2008.  The remaining aircraft will continue to be delivered through January 2009.  The DCA does not allow for termination of the agreement in the event that Delta merges with another airline. Delta also has the option to add an additional seven CRJ-900 aircraft under the DCA.

Continental Airlines

On February 5, 2007, the Company entered into a capacity purchase agreement with Continental under which Colgan operates Q400 regional aircraft predominantly out of Continental’s hub at Newark/Liberty International Airport.  As of March 31, 2008, Colgan operated six Q400 aircraft, with the remaining nine scheduled to be delivered through the third quarter of 2008.

Revenue Pro-rate Agreements

When the Company purchased Colgan in January 2007, its existing contracts were structured as revenue pro-rate code-share agreements, which allowed for Colgan to market its operations under its partners’ brands.  Under these agreements, Colgan generally manages its own inventory of unsold capacity and sets fare levels in the

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

2.  Code-Share Agreements with Partners – (Continued)

 local markets that it serves.  Colgan retains all of the revenue for passengers flying within its local markets that do not connect to its partners’ flights.  For connecting passengers, the passenger fare is pro-rated between Colgan and its major airline partner, generally based on the distance traveled by the passenger on each segment of the passenger’s trip.  Under these agreements, Colgan bears the risk associated with fares, passenger demand, and competition within its markets.  Colgan incurs all of the costs associated with operating these flights, including those costs typically reimbursed or paid directly by the major airline under a capacity purchase agreement. In some instances, Colgan has the ability to earn incentive-based revenue should it achieve specified performance metrics.

US Airways

As of March 31, 2008, the Company, through its Colgan subsidiary, operated 16 Saab 340 aircraft and four Beech 1900D aircraft under a code-sharing pro-rate agreement with US Airways (the “US Airways Agreement”).  In 1999, Colgan entered into the US Airways Agreement to provide passenger service and cargo service under the name “US Airways Express.” The current US Airways Agreement became effective on October 1, 2005 under terms similar to the 1999 agreement and has a three-year term.  The Company expects to begin discussions surrounding the extension of the US Airways agreement with US Airways during the second quarter.

Continental Airlines

As of March 31, 2008, the Company, through its Colgan subsidiary, operated 13 Saab 340 aircraft based in Houston, Texas under a code-share, pro-rate agreement with Continental (the “Continental Agreement”).  Colgan entered into the Continental Agreement in January 2005 for a term of five years.

United Air Lines

In October 2003, Colgan entered into a code-share agreement with United Air Lines to include the United Air Lines flight designator code and the US Airways flight designator code on all United flights operated by Colgan.  In October 2005, Colgan entered into a separate code-share agreement with United to provide services as a United Express carrier (the “United Agreement”).  As of March 31, 2008, the Company operated 12 Saab 340 aircraft under the name “United Express.”  The United Agreement expires on December 31, 2008 and is structured as a pro-rate agreement.

Essential Air Services

In addition to the code-share agreements described above, the Company, through its Colgan subsidiary, operates under nine separate contracts with the Department of Transportation (“DOT”) to provide subsidized air service to 15 communities as part of the Essential Air Services (“EAS”) program.

3. Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.  Although the adoption of SFAS 157 did not materially affect its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

3. Fair Value Measurements – (Continued)

participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  A description of the three-tier fair value hierarchy is as follows:

Level 1	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
Level 2
Inputs, other than the quoted prices in active markets, that are observable for the asset or liability either directly or indirectly, and may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Level 3	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

As of March 31, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, none of which were classified as Level 1. The table below presents the Company’s assets and liabilities measured at fair value as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Level 1	Level 2	Level 3	Balance at March 31, 2008
Assets
Auction Rate Securities (“ARS”)	$-	$-	$126,145	$126,145
Liabilities
Derivative financial instruments	-	(17,127)	-	(17,127)

The following table presents the Company’s assets and liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3):

Asset
Auction Rate Securities

Balance at January 1, 2008	$-
Transfers to Level 3	136,100
Total unrealized gains/(losses)
Included in earnings	-
Included in other comprehensive income (“OCI”)	(9,955)
Balance at March 31, 2008	$126,145

Investments

The Company invests excess cash balances primarily in short-term money market instruments, short-term marketable debt securities and highly liquid equity securities.  Investments in marketable securities are classified as available-for-sale and presented at their estimated fair values.  However, due to recent events in credit markets, the auction events for the ARS held by the Company failed during the first quarter 2008 (see Note 10 for further discussion).  Therefore, the fair values of these ARS are estimated utilizing a discounted cash flow analysis model

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

3. Fair Value Measurements – (Continued)

as of March 31, 2008.  This analysis considers, among other items, the collateralization underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and an estimate of when the security is expected to have a successful auction or be called by the issuer. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

Based on market conditions, the Company changed its valuation methodology for ARS to a discounted cash flow analysis during the three months ended March 31, 2008.  Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy since the Company’s initial adoption of SFAS 157 at January 1, 2008.

Derivative Financial Instruments

Currently, the Company has a cash flow hedging program to manage its interest rate risk from the time of entering into a purchase commitment until the delivery of the Q400 and CRJ-900 aircraft, at which time the Company borrows permanent, fixed-rate financing for each aircraft (see Note 5 for further discussion). The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of SFAS 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

The Company has determined that all significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

4.  Short-term Notes Payable and Long-term Debt

The following table summarizes the Company’s short-term notes payable and long-term debt:
	As of March 31, 2008	As of December 31, 2007

Term Loan	$60,000	$-
Pre-delivery payment facility	45,123	63,603
Other	-	2,500
Total short-term notes payable	$105,123	$66,103

Senior convertible notes	$121,000	$121,000
Long-term notes payable	242,430	79,222
Total long-term debt	363,430	200,222
Less current maturities	(15,919)	(7,410)
Long-term debt, net of current maturities	$347,511	$192,812

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

4.  Short-term Notes Payable and Long-term Debt – (Continued)

The aggregate amounts of principal maturities of long-term debt as of March 31, 2008 were as follows:

Remainder of 2008	$10,940
2009	17,028
2010	135,901
2011	14,298
2012	14,205
Thereafter	171,058
Total	$363,430

Notes Payable

On March 11, 2008, the Company entered into a term loan with Citigroup Global Markets, Inc (the “Term Loan”).  The Term Loan provides for advances up to $60,000 and is collateralized by the Company’s investments in ARS.  The proceeds are being used to support the Company’s aircraft purchases and for general working capital purposes.  The Term Loan is pre-payable at any time prior to maturity on February 28, 2009.  The Term Loan interest is payable month and the rate is indexed to LIBOR and was 4.7% as of March 31, 2008.  The Term Loan includes both covenant and margin requirements with which the Company is presently compliant. As of March 31, 2008, the balance outstanding was $60,000.

Included in long-term notes payable are borrowings of $214,963 from Export Development Canada (“EDC”) for six CRJ-900 aircraft and six Q400 aircraft.  As discussed in Note 5, the Company implemented an interest swap hedge program to reduce its risk from potentially rising interest rates. The Company hedged its interest rate exposure on the anticipated permanent financing debt for ten of the 12 aircraft. The borrowings are collateralized by aircraft and bear interest rates, including the effects of the Company’s hedging activities, ranging between 6.8% and 7.3% with maturities through the first quarter 2023.

Since March 31, 2008, the Company has entered into seven additional debt agreements with EDC to finance the aircraft delivered thus far in the second quarter of 2008. As of May 1, 2008, the Company has financed an additional $119,641.

Line of Credit

The Company maintains a revolving line of credit with an institutional lender for a principal amount not to exceed $8,500 or 75% of the net unpaid balance of eligible accounts receivable.  This instrument has an interest rate of Prime plus 0.25%, which was 5.50% as of March 31, 2008.  Amounts outstanding under the line of credit were $8,275 at March 31, 2008. On April 15, 2008, the Company extended the termination date of this facility to April 15, 2009.

Senior Convertible Notes

In February 2005, the Company completed the private placement of $121,000 principal amount of 3.25% senior convertible notes due February 15, 2025 (the "Notes").  If certain conditions are met, the Notes are convertible into a combination of cash and common stock equivalent to the value of 75.6475 shares of the Company’s common stock per $1 par amount of Notes, or a conversion price of $13.22.  The Notes were not convertible in the first quarter of 2008.

Prior to February 15, 2010, the Company cannot redeem the Notes at its option.  Beginning on February 15, 2010, the Company may redeem the Notes for cash, in whole or in part at any time or from time to time.  The Company will give not less than 30 days’ or more than 60 days’ notice of redemption by mail to holders of the Notes.  If the Company elects to redeem the Notes, it will pay a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to the redemption date. The holders of the Notes may require the Company to purchase all or a portion of their Notes for cash on February 15, 2010, February 15, 2015 and February 15, 2020 at a purchase price equal to 100% of their principal amount plus accrued

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

4.  Short-term Notes Payable and Long-term Debt – (Continued)

and unpaid interest, if any.  As a result, the entire principal amount is shown with a maturity of 2010 in the above table.

Proposed Accounting Standard.  On July 25, 2007, the Financial Accounting Standards Board (“FASB”) agreed to issue for comment a proposed FASB Staff Position (“FSP”) addressing convertible instruments that may be settled in cash upon conversion (including partial cash settlement).  On March 26, 2008, following the initial comment period, the FASB reaffirmed the scope of the proposed FSP.  This proposed guidance, if issued in final form, will dramatically affect the accounting for these instruments.  The proposed FSP would require companies to separately account for the liability and equity components of the instrument in a manner that reflects the Company’s economic cost.  The proposed FSP would require bifurcation of a component of the debt to result in classification of that component in equity and the “economic interest cost” being reflected in the statement of income. The Company is evaluating the proposed standard and its potential impact on the Notes and the Company’s financial statements.  If passed, this FSP would become effective for fiscal years beginning after December 15, 2008, would not permit early application, and would be applied retrospectively to all periods presented.

5.  Derivatives

The Company is exposed to interest rate risk from the time of entering into purchase commitments until the delivery of each Q400 and CRJ-900 aircraft, at which time the Company borrows permanent, fixed-rate financing for each aircraft.  To mitigate the financial risk associated with changes in long-term interest rates, the Company initiated a cash flow hedging program during July 2007.  The program consists of forward-starting interest rate swaps to hedge the expected interest payments associated with anticipated future issuances of long-term debt.

The term of each cash flow hedge matches the term of the expected financing. Each outstanding hedge position is expected to be outstanding for up to seven months and requires mandatory cash settlement when the permanent financing is obtained at the time of delivery of each aircraft. Once the permanent financing is secured, the remaining hedge-related prepaid interest balance will be amortized into interest expense over the life of the aircraft financing.

The following is a summary of the Company’s cash flow hedges:
Three Months Ended March 31, 2008

Fair value of active swaps (see Note 3) (1)	$17,127
Ineffectiveness from hedge settlements, included in interest expense	227
Amortization of prepaid interest expense, included in interest expense	198
Notional amount hedged(2)	211,230
Percentage of anticipated aircraft purchase related debt financing hedged	77.8%
Weighted average swap rate %(3)	5.27%

(1) The fair value of active swaps at Decemeber 31, 2007 was $16,777.
(2) Notional amount hedged for the quarter ended March 31, 2008 reflects only those swaps that were active as of March 31, 2008.
 (3) The swap rate reflects the indexed rate to which the Company hedged, which is set on the day of permanent financing and does not include the spread attributable to the interest rate on the fixed rate debt.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

6.  Comprehensive Income (Loss)

The following table summarizes the Company’s comprehensive income (loss):

	Three Months Ended March 31,
	2008	2007

Net income	$2,653	$9,365
Adjustments:
Retired Pilots’ Insurance Benefit Plan unrealized actuarial gain	7	-
Change in cash flow hedge unrealized loss	(137)	-
Unrealized loss on investments	(6,002)	-
Total comprehensive (loss) income	$(3,479)	$9,365

7.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007

Net income	$2,653	$9,365
Basic earnings per share	$0.15	$0.43
Diluted earnings per share	$0.15	$0.38

Share computation:
Weighted average number of shares outstanding for basic EPS (1)	17,859	21,990
Senior convertible notes (2)	-	2,402
Share-based compensation (3)	80	280
Weighted average number of shares outstanding for diluted EPS	17,939	24,672

(1)  During 2007, the board of directors of the Company authorized a share repurchase program, whereby the Company repurchased an aggregate of 4,450 shares of its own common stock, which are excluded from basic EPS.  The Company accounted for the repurchase of this treasury stock using the cost method.

(2) Dilution is calculated as follows:
	Three Months Ended March 31,
	2008			2007

Increase in fully diluted share count =	$121,000 $13.22 (a)	-	$121,000 $12.071(b)	$121,000 $13.22(a)	-	$121,000 $17.923 (b)

(a) Conversion price of the Notes
(b) Average stock price for the three month period

(3) Options to purchase 918 and 203 shares of common stock were excluded from the diluted EPS calculation at March 31, 2008 and 2007, respectively, because their effect would be anti-dilutive.

8.  Share-Based Compensation

In January 2008, the Company granted 284 stock options with an exercise price of $14.37 per share to members of its board of directors, its officers and certain other employees.  These grants will vest ratably over three years.  The grant date fair value of these options, estimated using the Black-Scholes-Merton multiple-option pricing valuation model, was $6.76 per share.  This fair value was estimated at the date of grant with the following

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

8.  Share-Based Compensation – (Continued)

assumptions for 2008: risk-free interest rate of 3.26%, dividend yield of 0.0%, expected volatility of the Company’s common stock of 50.0% and expected life of the options of 5.0 years.  Total expense to be recognized over the vesting period, net of expected annual forfeitures of 4%, is $1,847.

In January 2008, the Company awarded 109 shares of restricted stock to certain officers and members of the board of directors.  Using the straight-line method, the fair value of $1,566 is being expensed ratably over the three-year vesting period.  The grant date fair value of these shares was $14.37 per share, which was the closing stock price on the date of grant.

During the three months ended March 31, 2008 and 2007, the Company recognized $756 and $359 of share-based compensation expense, respectively.

The following table provides certain information with respect to the Company’s stock options:

	Stock Options
	Shares	Weighted Average Exercise Price	Fair Value	Weighted Average Remaining Life	Aggregate Intrinsic Value

Outstanding at January 1, 2008	884	$12.69	$6,470
Granted	285	14.37	1,924
Exercised	(8)	8.05	(38)
Forfeited	(27)	14.52	(223)
Outstanding at March 31, 2008	1,134	$13.11	$8,133	7.6 years	$-
Options exercisable at March 31, 2008	634	$11.92	$4,826	6.4 years	$-

The following table provides certain information with respect to the Company’s restricted stock:

	Restricted Stock
	Shares	Fair Value

Unvested at January 1, 2008	163	$1,827
Granted	109	1,566
Vested	(74)	(753)
Forfeited	(5)	(70)
Unvested at March 31, 2008	193	$2,570

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

9. Income Taxes

The following summarizes the significant components of the Company’s income tax expense for the periods indicated:

	Three Months Ended March 31,
	2008		2007
	Dollars	Percent	Dollars	Percent

Income tax expense at statutory rate	$1,427	35.0%	$4,842	35.0%
State income taxes, net of federal taxes	121	3.0%	214	1.6%
Tax-exempt income	(198)	(4.9)%	(828)	(6.1)%
Meals and entertainment	62	1.5%	215	1.6%
Other	13	0.3%	26	0.2%
Income tax expense	$1,425	34.9%	$4,469	32.3%

During the three months ended March 31, 2008, the Company recorded a valuation allowance against certain deferred tax assets.  The valuation allowance relates to state net operating losses.  The realization of future tax benefits of a deferred tax asset is dependent on future taxable income against which such tax benefits can be applied.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods and in the jurisdictions in which those temporary differences become deductible.  Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the portion of these assets for which a valuation allowance has been recorded.

.In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which became effective for and was adopted by the Company beginning January 1, 2007. As of March 31, 2008 and January 1, 2008, the Company had $16,694 of unrecognized tax benefits.

The Company provides for interest and penalties accrued related to unrecognized tax benefits in nonoperating expenses.  During the three months ended March 31, 2008, the Company recorded interest and penalties of $339.  As of March 31, 2008, the Company had $2,834 of accrued interest and penalties.

The amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $16,347 as of March 31, 2008.  The tax years 2003-2006 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company is currently under audit by the Internal Revenue Service (“IRS”) for the tax years 2003 through 2005.  In May 2007, the IRS proposed certain adjustments to the Company’s positions related to various exam matters.  The Company submitted a protest to the IRS with respect to the adjustments and has begun the administrative appeals process.  Should the IRS prevail on these adjustments, the impact on the Company could be significant.  The Company believes the potential tax exposure related to the items the IRS has focused on during its examinations would not exceed $35,000, plus penalties of $9,747.  The Company has reserved for $16,694 of this exposure.  The Company believes that it has provided sufficiently for all audit exposures; however, future earnings, cash flow and liquidity could be materially affected should it receive adverse rulings on the items under review.  Settlement of this audit or the expiration of the statute of limitations on the assessment of income taxes for any tax year may also result in a change in future tax provisions.

10. Investments

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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

10. Investments – (Continued)

At March 31, 2008, the Company’s investment portfolio included ARS, which prior to February 2008, met the investment criteria cited above, with fair values of $126,145, net of unrealized losses of $9,955. The Company believes the declines in value to be temporary in nature and as such, these unrealized losses have been recorded in OCI.

ARS are notes that provide for an interest rate reset through a “dutch auction” process in periods spanning from 7 to 35 days.  The underlying bonds have long-term maturities, but because of the auction process, have heretofore been viewed as relatively liquid, short-term investments.  The auction process resets the interest rate on the securities to current market rates, and provides a vehicle for investors to buy or sell the securities in what has historically been a very liquid environment.  All of the Company’s ARS are currently rated AA or better by major rating agencies, with the vast majority being rated AAA, and are collateralized by student loan receivables that are guaranteed under the U.S. government’s Federal Family Education Loan Program.

Since February 2008, a number of ARS auctions have failed to generate enough demand to successfully reset interest rates.  In these circumstances, the securities generally require the issuer to pay a maximum interest rate until the next auction is held.  In the interim, an investor must either hold the securities until the next successful auction or attempt to sell the securities through a privately-placed secondary market transaction.  The Company’s ARS holdings are among those ARS that had failed auctions, and until the next successful auction, the Company is earning a maximum interest rate on each security.  The maximum rates are typically calculated based upon a spread to an after tax commercial paper rate or the Securities Industry and Financial Markets Association, and are capped at a fixed percentage.

The Company has historically classified investments in ARS as short-term investments on the Company’s condensed consolidated balance sheets.  Due to the current illiquid status of the Company’s holdings, these investments, net of unrealized losses, have been reclassified from current assets to noncurrent assets on the Company’s condensed consolidated balance sheet at March 31, 2008.  All income generated from these securities was from earned interest and dividends.

The Company is monitoring the ARS market closely.  Because of the unprecedented events in the ARS market, the Company cannot predict when liquidity in the ARS market will return.  Although the Company believes its securities continue to represent good investments due to the credit ratings of the underlying investments, the Company may be forced to sell some of its ARS portfolio under distressed, illiquid market conditions, which would result in the Company recognizing a loss on such sales.  The Company will continue to re-evaluate the value of its ARS portfolio, and may record any future additional unrealized losses in OCI or through earnings if the Company determines that the decline in value of its ARS portfolio is other-than-temporary or will not recover before the investment is sold.

11.  Commitments and Contingencies

Employees. The Company operates under several collective bargaining agreements with a portion of its employees. The collective bargaining agreement between Pinnacle and the Air Line Pilots Association (“ALPA”) became amendable in April 2005. Pinnacle has been actively negotiating with ALPA since that time.  In August 2006, Pinnacle filed for mediation with the National Mediation Board.  Since then, Pinnacle has met with the mediator assigned to its case and with ALPA, but Pinnacle has not reached resolution on an amended collective bargaining agreement.

On November 5, 2007, ALPA filed suit in the U.S. District Court in Minneapolis, Minnesota against Pinnacle.  The suit seeks an injunction prohibiting Pinnacle from paying certain bonuses to its pilots, asserting that such an action would violate the Railway Labor Act.  Pinnacle believes that the lawsuit lacks merit, and accordingly, Pinnacle will vigorously defend its position in this case.  Pinnacle does not believe that it will incur any material loss with respect to this lawsuit.  On January 8, 2008, Pinnacle filed suit in the U.S. District Court for the Western District of Tennessee against ALPA, alleging bad faith bargaining.  The primary intent of the lawsuit is to encourage ALPA to negotiate in good faith so that an agreement can be reached for an amended collective

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

11.  Commitments and Contingencies – (Continued)

bargaining agreement as soon as possible.  Pinnacle’s pilots are currently paid at rates less than the industry average for similarly sized aircraft, and an amended agreement is expected to contain higher rates of pay prospectively for Pinnacle’s pilots.

Purchase Commitments. The Company has contractual obligations and commitments primarily related to future purchases of aircraft, payment of debt and lease obligations.  The Company’s firm orders and options to purchase aircraft as of March 31, 2008 were as follows:

	Firm	Firm Cancelable	Options	Total
Q400
2008	9	-	-	9
2009	-	8	8	16
2010	-	2	12	14
Total Q400	9	10	20	39

CRJ-900
2008	9	-	-	9
2009	1	-	-	1
Total CRJ-900	10	-	-	10

Total	19	10	20	49

Firm cancelable aircraft are aircraft that are on firm order, but for which the Company has the right of cancellation without penalty prior to July 2008. Based on the above delivery schedule, the aggregate purchase price for the 19 firm aircraft commitments is approximately $409,000. For further information on CRJ-900 and Q400 aircraft, see Note 2.

The Company makes pre-delivery payments to the aircraft manufacturer in advance of the aircraft’s delivery date.  During the three months ended March 31, 2008, the Company paid pre-delivery payments of $1,620.  Remaining pre-delivery payments of $4,063 are due during 2008.

During March 2008, the Company and Bombardier agreed to defer the decision date related to exercising the Company’s options for Q400 aircraft and the date for canceling firm cancelable aircraft orders to July 1, 2008.

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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

11.  Commitments and Contingencies – (Continued)

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

The Company is currently engaged in discussions with Northwest involving the interpretation of various components of the ASA.  The Company and Northwest have agreed to resolve these matters through arbitration.  The potential outcome of these disputed matters ranges from an annual increase in the payments received from Northwest of approximately $2,800 to a decrease in payments received from Northwest of as much as $4,800.  The Company and Northwest have not begun the arbitration proceedings, but plan to do so in the near future.  Adverse determinations in these matters could result in a loss to the Company of up to $8,300 for disputed amounts accruing through March 31, 2008.

12.  Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.

Previously, the Company’s two airline reportable segments included Pinnacle Airlines, Inc. and Pinnacle Airlines Corp. (the “Pinnacle Segment”) and Colgan Air, Inc. (the “Colgan Segment”). During the first quarter of 2008, the Company revised its reportable segments to reflect a change in the information used by the CODM, and its two operating segments now consist of the Company’s two subsidiaries, Pinnacle Airlines, Inc. (“Pinnacle”) and Colgan Air, Inc. (“Colgan”). Amounts reported in Pinnacle Airlines Corp. (“PNCL”), which provides a variety of services to the operating segments and includes overhead costs, will be allocated to Pinnacle and Colgan to reflect the segments share of the these services.

The Company is currently performing a study to determine the appropriate basis upon which to allocate PNCL’s overhead expenses to Pinnacle and Colgan.  Consequently, the segment presentation presented below reflects PNCL’s expenses on an unallocated basis, which are included in the “corporate overhead” column.  Upon completion of the Company’s internal allocation study, these amounts will be allocated to the Company’s operating segments.  Prior year amounts have been revised to conform to the current year segment presentation.

The following represents the Company’s segment data for the three months ended March 31, 2008:

	Pinnacle	Colgan	Corporate Overhead	Consolidated

Operating revenues	$154,397	$49,944	$-	$204,341
Operating income (loss)	17,707	(4,931)	(6,110)	6,666
Nonoperating expense				(2,588)
Income before income tax				4,078

Total assets	439,335	203,856	247,145	890,336

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

12.  Segment Reporting – (Continued)

The following represents the Company’s segment data for the three months ended March 31, 2007:

	Pinnacle	Colgan	Corporate Overhead	Consolidated

Operating revenues	$143,654	$36,126	$(230)	$179,550
Operating income (loss)	15,377	(90)	(2,462)	12,825
Nonoperating income				1,009
Income before income tax				13,834

Total assets (at December 31, 2007)	544,746	144,183	19,659	708,588

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following management’s discussion and analysis describes the principal factors affecting the Company’s results of operations, liquidity, capital resources and contractual cash obligations.  This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”), which include additional information about our significant accounting policies, risk factors, practices and the transactions that underlie our financial results.

Our website address is www.pncl.com.  All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Overview

  During the three months ended March 31, 2008, we continued to make significant changes to the operating fleets of our subsidiaries.  Pinnacle placed six CRJ-900 76-seat aircraft into service as a Delta Connection carrier, and removed five CRJ-200 44-seat aircraft associated with its Northwest Airlink operations, ending the quarter with 138 regional jets.  In February, our Colgan subsidiary began flying the next-generation Q400 turboprop 74-seat aircraft as a Continental Connection carrier.  Colgan currently operates six Q400 aircraft, and expects to have 15 aircraft in service under its Continental capacity purchase agreement by the end of the third quarter of 2008.

For the three months ended March 31, 2008, the Company recorded consolidated operating revenue of $204.3 million, an increase of $24.8 million, or 14%, over the same period in 2007.

Consolidated operating income and operating margin were $6.7 million and 3.3%, respectively, for the three months ended March 31, 2008.  Pinnacle achieved an operating margin of 11.5%, while Colgan recorded a negative operating margin of (9.9)%.  Consolidated operating income and operating margin were approximately $12.8 million and 7.1%, respectively, during the same period in 2007.

Consolidated net income and EPS for the three months ended March 31, 2008 were $2.7 million and $0.15, respectively.

Outlook

General

The current year is another year of transition for us as both our operating subsidiaries undertake their growth plans for providing regional airline services to Delta Air Lines and Continental Airlines.  During the remainder of 2008, our Pinnacle subsidiary will continue to add additional CRJ-900 aircraft to its fleet as a Delta Connection carrier, with four CRJ-900 aircraft scheduled to be placed into service in the second quarter of 2008, one in the third quarter of 2008, four in the fourth quarter of 2008, and one aircraft in the first quarter of 2009.  Our Colgan subsidiary will continue to add additional Q400 aircraft to its fleet as a Continental Connection carrier, with the remaining planned seven Q400 aircraft scheduled to enter service during the second quarter of 2008 and two in the third quarter of 2008.

We believe that a key factor to increase business with our airline partners is to maintain industry-leading operating performance, measured by the percentage of scheduled flights that we complete and the percentage of flights that arrive at their destination on time.  In addition, sustaining a competitive cost structure with respect to labor costs, overhead costs, and the purchase and financing costs of regional aircraft, are extremely important in winning and retaining regional airline services contracts with major carriers.

During April 2008, Delta and Northwest announced intentions to merge, forming what would be the world’s largest airline.  There is speculation that additional consolidation will occur amongst other major airlines, including Continental, United and US Airways.  We do not believe that major airline industry consolidation will materially affect our current or prospective operations, as our capacity purchase agreements are relatively long-term and do not contain early termination provisions that could be triggered by consolidation.  In addition, we believe that

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Outlook – (Continued)

we have maintained strong relationships with all of our partners, and that we will continue to be an important part of our partners’ networks with or without industry consolidation.

Both Delta and AMR Corp., parent of American Airlines and American Eagle, have publicly stated that they intend to sell or spin off their wholly owned regional airline subsidiaries.  In addition, any consolidation among airlines with branded flying may spark consolidation within the regional airlines that support them.  While we have no plans to merge with or acquire another airline, we will continue to review the competitive landscape and make certain that we are best positioned to benefit our stakeholders if consolidation were to occur within the airline industry.

We continue to own approximately $136 million par amount of auction rate securities (“ARS”), which are classified as available for sale securities and reflected in our condensed consolidated balance sheet at March 31, 2008 at fair value of $126 million.  However, due to recent events in credit markets, the auction events for these instruments began failing during first quarter 2008.  Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of March 31, 2008.  This analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

As a result of the temporary declines in fair value for our auction rate securities, we have recorded an unrealized loss of $10.0 million to other comprehensive income (“OCI”).  Our ARS held at March 31, 2008 are securities collateralized by student loan portfolios, which are guaranteed by the United States government.  Due to our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent assets on our condensed consolidated balance sheet at March 31, 2008.   As of March 31, 2008, we continue to earn interest on all of our ARS instruments.  Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to OCI.  If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

We are monitoring the ARS market closely.  While we wait for both the ARS market to rationalize and for investor demand to return, we have arranged for a one year, $60 million margin loan facility (the “Term Loan”) to be used to support our aircraft purchases and other liquidity needs, which we believe will be sufficient to supplement our cash flows from operations and meet our current liquidity needs.

Outlook for Pinnacle Airlines, Inc.

With the addition of the CRJ-900 aircraft, we believe Pinnacle is well positioned for additional growth opportunities over the next several years.  The CRJ-900 aircraft is the most cost efficient regional jet in its class, and the next-generation cabin interior provides a new level of customer comfort.  Although we expect our major airline customers to focus more on impending industry consolidation for 2008, we do expect additional opportunities for 70-90 seat aircraft beyond 2008 as major airlines continue to rationalize their domestic networks.

Certain elements of Pinnacle’s operating performance under its ASA with Northwest are measured over six month periods beginning each January and July.  Pinnacle must achieve certain goals for its completion factor, on-time performance, mishandled baggage ratio, and customer complaints during each six month period to earn incentive revenue under the ASA.  These metrics include items outside of Pinnacle’s control, including cancellations and delays caused by weather or air traffic control.  Pinnacle’s performance during the first three months of 2008 was below the ASA goals in most categories.  Pinnacle experienced severe winter weather in all of its hubs, and Pinnacle experienced an increase in cancelations and delays related to mechanical events during the period.  Revenue reductions for lost incentive payments were estimated to be approximately $2.5 million for the first quarter of 2008. Should we fall short of the operational goals for the full six month period, we will record a similar reduction in the second quarter.  We are taking steps to improve Pinnacle’s operating performance, and we have seen improvement during April.  Although Pinnacle typically enjoys improved performance during the second quarter of each year due to milder weather, we expect to fall short of certain operating metrics and record a similar reduction of revenue during the second quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Outlook – (Continued)

The collective bargaining agreement between Pinnacle and the Air Line Pilots Association (“ALPA”), the union representing Pinnacle’s pilots, has been amendable since April 2005.  We have met with ALPA, both with and without a mediator, many times since April 2005, but we have not reached agreement for a new contract.  It is of utmost importance to us to reach an agreement with ALPA that is consistent with our company-wide philosophy of industry-average pay and benefits with enhanced employee productivity.  Wage rates for Pinnacle’s pilot group are currently approximately four to five percent below industry average, and a new collective bargaining agreement is expected to contain an increase in pay for Pinnacle’s pilots.  While Pinnacle intends to vigorously pursue obtaining a fair contract with ALPA, the timing of resolving this matter cannot be predicted.

We are currently engaged in discussions with Northwest involving various disputed payments under Pinnacle’s ASA, including items that relate to the period prior to commencement of the current ASA in January 2007, and that could affect our operating income in future periods.  The first item relates to a 2006 contractual adjustment to our block hour, departure, and fixed cost rates.  Our annual operating income could increase or decrease by approximately $2.8 million per year based upon differing interpretations of the relevant ASA terms.  The second issue involves the reclassification of certain airport and ground handling costs and related ASA revenue in a manner that could reduce the Company’s operating income in future periods by up to approximately $2.0 million per year going forward.

We have agreed to arbitrate these issues with Northwest, and we expect the arbitration process to begin in the near future.  Adverse determinations in these matters could result in a loss to the Company of up to $8.3 million for disputed amounts through March 31, 2008.  We believe that we will prevail in these matters, and therefore, we do not believe a loss is probable at this time.  However, we may not be successful in resolving these disputes without reducing our income going forward, or without paying Northwest for some or all of the amount noted above.  We cannot currently predict the timing of the resolution of these matters.

Outlook for Colgan Air, Inc.

We retain options and cancelable orders for 30 additional Q400 aircraft to be delivered beginning in the summer of 2009 and extending through 2010.  Continental has the option under our capacity purchase agreement to increase the number of Q400 aircraft under contract with Colgan by 15.  We are actively marketing the remaining 15 option/firm cancelable aircraft to other carriers.  We believe that in the current high fuel cost environment, the Q400 is a very attractive, cost efficient alternative to regional jets of similar or smaller size.  However, most major airlines are reviewing their networks and undertaking steps to reduce capacity, including regional aircraft, to remove marginal flights that are not profitable at current fuel costs.  We believe there will be long-term demand for our services with the Q400 aircraft; however, we do not yet know whether we will exercise our options for delivery of any of the 30 Q400 aircraft for which we have options.

A large portion of Colgan’s existing operations are conducted under revenue pro-rate code-share agreements.  Under this type of agreement, we select our own routes, manage our fares and inventory of unsold seats, and incur all of the costs of operating and marketing our flights.  We market our flights under the brand of our code-share partners, and we pro-rate the revenue from passengers who purchase a connecting ticket between flight segments operated by us and our partners.  Under this type of flying, we bear the risk of changes in the pricing structure and demand for travel in markets we serve, and we bear the risk of changes in fuel prices.  Colgan experienced an operating loss before corporate overhead allocations of $4.9 million during the first quarter of 2008 related to its existing base of revenue pro-rate operations.  Colgan incurred significantly higher fuel costs during the first quarter, with the average price paid per gallon increasing 54% from the first quarter of 2007.  Colgan’s pro-rate operations will not be profitable at current fuel prices without significant changes in its revenue and cost structure.  We are currently focused on initiatives to increase Colgan’s revenue and decrease Colgan’s non-fuel costs in an effort to create a sustainable business model at current or higher fuel prices. These initiatives include:

▪
Filing with the Department of Transportation (“DOT”) to terminate service under the majority of Colgan’s Essential Air Services (“EAS”) contracts.  The EAS program provides Colgan with a subsidy from the DOT to provide air service in very small markets that do not have passenger levels to sustain commercial air service.  Although we have filed to request termination of Colgan’s EAS contracts, we intend to rebid these contracts with an increased EAS subsidy to account for the dramatic increase in fuel prices that we have incurred. We expect this process to take several months, and we do not yet know whether we will be successful in increasing market subsidies under the EAS program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Outlook – (Continued)

▪
Relocating nine markets from Pittsburgh under Colgan’s US Airways code-share agreement to Washington/Dulles airport under Colgan’s United code-share agreement, which we completed during the first quarter. Washington/Dulles is a larger hub airport than Pittsburgh with substantially more connecting opportunities for our passengers.  We expect this change to increase the number of passengers that we carry in these markets, thus increasing our passenger revenue with little to no expected increase in operating expenses.

▪
Relocating Colgan’s maintenance base from Manassas, Virginia to Washington/Dulles airport.  Relocating this maintenance base will significantly reduce the number of ferry flights in our system, lowering our operating costs.  We expect this move to be completed during the second quarter.

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

▪
Eliminating our Beech 1900 subfleet, thus reducing the carrying costs associated with supporting multiple aircraft types and reducing crew training costs.  We plan to retire the last Beech 1900 aircraft during the fourth quarter of 2008.

To the extent that we cannot significantly reduce Colgan’s losses, we will make plans to reduce or eliminate the pro-rate operations at Colgan.  These actions could result in significant one-time costs associated with exiting the fleet.  Such steps would involve removing leased aircraft from service and returning them to third party lessors in advance of lease expirations, removing and remarketing owned Saab aircraft, selling or disposing of Colgan’s inventory of Saab parts, and potentially furloughing employees. These actions could result in future write-downs of the carrying value of our tangible assets. In addition, we will continue to evaluate Colgan's intangible assets for impairment.  As of March 31, 2008, Colgan's intangible assets had a balance of approximately $16 million.

Colgan’s financial performance is also subject to seasonal fluctuations.  Colgan has historically reported lower unit revenue during the first and fourth quarters each year when demand for air travel declines, and reported higher unit revenue during the second and third quarters each year when air travel demand is higher.  We expect this seasonality to continue to affect Colgan’s pro-rate financial results in future periods.

While we expect Colgan’s financial performance to improve during the second and third quarters of 2008 as compared to the first quarter of 2008, Colgan could still incur operating losses during these periods.  The initiatives we implement may not improve Colgan’s performance enough to restore profitability.  In addition, decreases in unit revenue or increases in the price of fuel may further deteriorate Colgan’s financial performance.  We will likely incur a significant loss on Colgan’s pro-rate operations for the full year of 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

	Three Months Ended March 31, 2008
	Pinnacle	Colgan	Overhead(1)	Consolidated
	(in thousands)
Operating revenues
Regional airline services	$151,252	$49,907	$-	$201,159
Other	3,145	37	-	3,182
Total operating revenues	154,397	49,944	-	204,341

Operating expenses
Salaries, wages and benefits	39,907	12,662	2,757	55,326
Aircraft maintenance, materials and repairs	11,787	9,973	-	21,760
Aircraft rentals	31,590	1,931	-	33,521
Aircraft fuel	-	11,873	-	11,873
Other rentals and landing fees	12,470	2,954	53	15,477
Ground handling services	23,509	3,880	-	27,389
Commissions and passenger related expense	1,932	4,894	-	6,826
Depreciation and amortization	2,228	1,996	152	4,376
Other	13,267	4,712	3,148	21,127
Total operating expenses	136,690	54,875	6,110	197,675

Operating income (loss)	17,707	(4,931)	(6,110)	6,666

Operating margin	11.5%	(9.9)%	-	3.3%

Nonoperating income (expense)
Interest income				2,314
Interest expense				(4,842)
Miscellaneous income, net				(60)
Total nonoperating expense				(2,588)
Income before income taxes				4,078
Income tax expense				1,425
Net income				$2,653

(1)
The Company is currently undergoing a study to determine the most appropriate method in which to allocate its corporate overhead expenses.  We expect to finalize this study during the second quarter of 2008.  Our Form 10-Q for that period will present the year-to-date information, as well as prior period information, to reflect the allocation of corporate overhead expenses in accordance with that methodology.

 Consolidated

Operating Revenues

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(in thousands)
Operating revenues
Regional airline services	$201,159	$176,945	$24,214	14%
Other	3,182	2,605	577	22%
Total operating revenues	$204,341	$179,550	$24,791	14%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

Operating revenues of $204.3 million increased $24.8 million, or 14%, from operating revenues of $179.6 million for the same period in 2007.  This is primarily related to the increase in the average fleet size operated by our subsidiaries, and by the inclusion of Colgan’s financial results for the entire quarter in 2008 compared to a partial first quarter in 2007 that excluded operations prior to the January 18, 2007 acquisition date.  During the first quarter, we added nine aircraft to our operating fleet related to our new agreements with Delta and Continental, slightly offset by the return of five CRJ-200 aircraft to Northwest pursuant to the terms of our ASA.  Operating revenue for the three months ended March 31, 2008 includes revenue earned under these new capacity purchase agreements with Delta and Continental.  Additionally, as a result of our fleet growth, available seat miles (“ASMs”) increased by approximately 8%, and block hours increased by approximately 10%.

Operating Expenses

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(in thousands)
Operating expenses
Salaries, wages and benefits	$55,326	$47,301	$8,025	17%
Aircraft maintenance, materials and repairs	21,760	17,548	4,212	24%
Aircraft rentals	33,521	33,719	(198)	(1)%
Aircraft fuel	11,873	6,437	5,436	84%
Other rentals and landing fees	15,477	13,914	1,563	11%
Ground handling services	27,389	24,422	2,967	12%
Commissions and passenger related expense	6,826	4,495	2,331	52%
Depreciation and amortization	4,376	2,054	2,322	113%
Other	21,127	16,835	4,292	25%
Total operating expenses	197,675	166,725	30,950	19%

Operating income	6,666	12,825	(6,159)	(48)%

Operating margin	3.3%	7.1%	(3.8) pts.

Nonoperating (expense) income
Interest income	2,314	3,065	(751)	(25)%
Interest expense	(4,842)	(2,074)	(2,768)	(133)%
Miscellaneous (expense) income, net	(60)	18	78	433%
Total nonoperating (expense) income	(2,588)	1,009	(3,597)	(357)%
Income before income taxes	4,078	13,834	(9,756)	(71)%
Income tax expense	1,425	4,469	(3,044)	(68)%
Net income	$2,653	$9,365	$(6,712)	(72)%

Operating Expenses

Operating expenses increased by $31.0 million and 19% primarily due to increases in block hours and departures, as well as the inclusion of 17 additional days of Colgan operating expenses, as previously discussed.  In addition, operating expenses increased as a result of increased fuel prices, higher depreciation expense following the addition of the recently purchased CRJ-900 and Q400 aircraft, an increased number of heavy maintenance checks required on our CRJ-200 fleet and increased maintenance expenses related to larger operating fleets at both subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

Nonoperating Expense

Net nonoperating expense of $2.6 million increased by $3.6 million over net nonoperating income of $1.0 million during the same period in 2007.  This is attributable to a $0.8 million decrease in interest income, resulting from a 58% decrease in our average investment balance compared to the average from the same period of 2007.  In addition, interest expense increased by $2.8 million, attributable to the financing of the new CRJ-900 and Q400 aircraft in our fleet.

Income Tax Expense

For the three months ended March 31, 2008, our income tax expense decreased by $3.0 million, primarily related to the decrease in pre-tax income as compared to the same period in 2007.

Segmented Results of Operations

The following discussion provides an analysis of our results of operations by segment and reasons for material changes therein for the three months ended March 31, 2008 compared to the same period in 2007.  The acquisition of Colgan was completed on January 18, 2007.  As such, the data presented for Colgan includes the period from the acquisition date through March 31, 2007, which represents approximately 80% of the three months ended March 31, 2007.

Pinnacle

Operating Revenues

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(in thousands)
Operating revenues
Regional airline services	$151,252	$141,094	$10,158	7%
Other	3,145	2,560	585	23%
Total operating revenues	$154,397	$143,654	$10,743	7%

Regional Airline Services

Regional airline services revenue of $151.3 million increased $10.2 million, or 7%, from regional airline services revenue of $141.1 million for the same period in 2007.  This increase is primarily related to the increases  in Pinnacle’s operating fleet size with the addition of six CRJ-900 aircraft, driving increases in block hours and departures of 5% and 3%, respectively, over the same period in 2007.  The increase in Pinnacle’s operating fleet was partially offset by the return of five CRJ-200 aircraft pursuant to the terms of our ASA with Northwest.  Also contributing to an increase in regional airline service revenue was a 5% inflation adjustment in the ASA rates.  This increase was offset by a decrease of $1.2 million related to incentive revenue we failed to earn during the three months ended March 31, 2008.

Other Revenue

Other revenue of $3.1 million increased $0.6 million, or 23%, from other revenue of $2.6 million for the same period in 2007.  This was primarily related to an increase in revenue earned from providing ground handling services to a wholly owned subsidiary of Northwest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

Operating Expenses

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(in thousands)
Operating expenses
Salaries, wages and benefits	$39,907	$36,917	$2,990	8%
Aircraft maintenance, materials and repairs	11,787	11,036	751	7%
Aircraft rentals	31,590	31,852	(262)	(1)%
Other rentals and landing fees	12,470	11,977	493	4%
Ground handling services	23,509	21,701	1,808	8%
Commissions and passenger related expense	1,932	901	1,031	114%
Depreciation and amortization	2,228	1,081	1,147	106%
Other	13,267	12,812	455	4%
Total operating expenses	136,690	128,277	8,413	7%

Operating income	$17,707	$15,377	$2,330	15%

Operating margin	11.5%	10.7%	0.8 pts.

Salaries, wages and benefits increased by $3.0 million, or 8%, primarily due to the increase in the average number of employees of 5%, coupled with wage rate and benefit increases for existing employees.

Aircraft maintenance, materials and repairs expenses increased by $0.8 million and 7%.  This increase was primarily related to increased costs associated with heavy airframe maintenance checks performed on our CRJ-200 aircraft.  As the CRJ-200 fleet ages, we are required to complete more extensive checks each year.

Ground handling services increased by $1.8 million, or 8%, due primarily to a $1.2 million increase in deicing expense.  This was a result of more winter weather in the markets we serve.  The remaining increase is related to ground handling services for our new Delta CRJ-900 service.

Commissions and passenger related expense increased $1.0 million and 114%.  This increase was primarily related to increased interrupted trip expenses, resulting from lower operating performance during the first quarter of 2008.

Depreciation and amortization expense increased by $1.1 million and 106%.  This is primarily related to $0.9 million in depreciation expense incurred during the three months ended March 31, 2008 related to our new CRJ-900 aircraft.

Colgan

Operating Revenues

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(in thousands)
Operating revenues
Regional airline services	$49,907	$35,851	$14,056	39%
Other	37	275	(238)	(87)%
Total operating revenues	$49,944	$36,126	$13,818	38%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

Regional Airline Services

Regional airline services revenue of $49.9 million increased $14.1 million, or 39%, from regional airline services revenue of $35.9 million for the same period in 2007, which as previously discussed excluded the 18 days prior to the January 18, 2007 acquisition date.  Also resulting in an increase in regional airline service revenue is the addition of $3.8 million related to the new Continental capacity purchase agreement and an increase of $1.0 million in Essential Air Services revenue, slightly offset by a decrease of $0.6 million as a result of incentive revenue that Colgan failed to earn during the first quarter.

Operating Expenses
	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(in thousands)
Operating expenses
Salaries, wages and benefits	$12,662	$8,524	$4,138	49%
Aircraft maintenance, materials and repairs	9,973	6,758	3,215	48%
Aircraft rentals	1,931	1,867	64	3%
Aircraft fuel	11,873	6,421	5,452	85%
Other rentals and landing fees	2,954	1,937	1,017	53%
Ground handling services	3,880	2,721	1,159	43%
Commissions and passenger related expense	4,894	3,594	1,300	36%
Depreciation and amortization	1,996	973	1,023	105%
Other	4,712	3,421	1,291	38%
Total operating expenses	54,875	36,216	18,659	52%

Operating loss	$(4,931)	$(90)	$(4,841)	(5,379)%

Operating margin	(9.9)%	(0.2)%	(9.7) pts.

Operating expenses increased by $18.7 million and 52%.  As previously discussed, the same period of 2007 excluded operating expenses for the 17 days prior to the acquisition date, which represents approximately 20% of the full period.

Salaries, wages and benefits increased by $4.1 million, or 49%.  Excluding the additional days of expense previously discussed, this expense increased primarily due to the increase in the average number of employees of 21%, largely attributed to the growth of Colgan’s operating fleet, as well as wage rate and benefit increases for existing employees.

Aircraft maintenance, materials and repairs expense increased by $3.2 million and 48%.  Excluding the additional days of expense previously discussed, this expense increased primarily due to increased costs related to Colgan’s power-by-the-hour contracts, which increases as block hours and departures increase.  In addition, Colgan incurred increased costs related to spare parts and supplies as it added Saab 340 and Q400 aircraft to its fleet.  Colgan also incurred incremental maintenance costs related to its Beech aircraft, which it is currently transitioning out of its fleet.

Aircraft fuel expense increased $5.5 million, or 85%.  Excluding the additional days of expense previously discussed, this expense increased primarily due to the increase in block hours flown under Colgan’s pro-rate agreements, as well as the 54% increase in the average price paid per gallon.

The increases in other rentals and landing fees, ground handling services, and commissions and passenger related expense were due primarily to the 28% increase in departures and the previously discussed difference in time period. Depreciation and amortization expense increased $1.0 million and 105%.  This was primarily related to the additional Q400 aircraft and related equipment added to Colgan’s fleet during the first quarter of 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Statistical Information

	Pinnacle Airlines Corp. Consolidated
	Three Months Ended March 31,
Other Data:	2008	2007(1)	Change
Revenue passengers (in thousands)	2,864	2,468	16%
Revenue passenger miles (in thousands) (1)	1,188,001	1,057,601	12%
Available seat miles (in thousands)	1,674,456	1,551,226	8%
Passenger load factor (2)	70.9%	68.2%	2.7 pts.
Operating revenue per available seat mile (in cents)	12.20	11.57	5%
Operating cost per available seat mile (in cents)	11.81	10.75	10%
Operating revenue per block hour	$1,407	$1,359	4%
Operating cost per block hour	$1,361	$1,262	8%
Block hours	145,195	132,103	10%
Departures	92,779	84,853	9%
Number of operating aircraft (end of period)	189	190	(1)%
Employees	5,505	5,045	9%

	Pinnacle Airlines, Inc.
	Three Months Ended March 31,
Other Data:	2008	2007	Change
Revenue passengers (in thousands)	2,425	2,197	10%
Revenue passenger miles (in thousands) (1)	1,099,280	1,007,165	9%
Available seat miles (in thousands)	1,493,861	1,432,048	4%
Passenger load factor (2)	73.6%	70.3%	3.3 pts.
Operating revenue per available seat mile (in cents)	10.34	10.02	3%
Operating cost per available seat mile (in cents)	9.15	8.95	2%
Operating revenue per block hour	$1,378	$1,342	3%
Operating cost per block hour	$1,220	$1,199	2%
Block hours	112,061	107,013	5%
Departures	65,979	63,963	3%
Average daily utilization (block hours)	8.86	8.93	(1)%
Average stage length (miles)	453	457	(1)%
Number of operating aircraft (end of period)	138	139	(1)%
Employees	4,061	3,940	3%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Statistical Information (Continued)

	Colgan Air, Inc.
	Three Months Ended March 31,
Other Data:	2008	2007(1)	Change
Revenue passengers (in thousands)	439	271	62%
Revenue passenger miles (in thousands) (1)	88,721	50,436	76%
Available seat miles (in thousands)	180,595	118,178	53%
Passenger load factor (2)	49.1%	42.7%	6.4 pts
Operating revenue per available seat mile (in cents)	27.66	30.57	(10)%
Operating cost per available seat mile (in cents)	30.39	30.65	(1)%
Operating revenue per block hour	$1,507	$1,440	5%
Operating cost per block hour	$1,656	$1,443	15%
Block hours	33,134	25,090	32%
Departures	26,800	20,890	28%
Average daily utilization (block hours)	7.36	6.80	8%
Average stage length (miles)	195	183	7%
Fuel Consumption (in thousands of gallons) (3)	3,687	3,825	(4)%
Average price per gallon (3)	3.27	2.13	54%
Number of operating aircraft (end of period)	51	51	0%
Employees	1,333	1,105	21%
(1) Information for 2007 for Colgan includes the period of time from the acquisition date of January 18, 2007 through March 31, 2007.
(2) Passenger load factor equals revenue passenger miles divided by available seat miles.
(3) Pro-rate operations only.

Liquidity and Capital Resources

We generate cash by providing regional airline and related services to our code-share partners.  As of March 31, 2008, we had cash and cash equivalents of $76.9 million.  Net cash used from operations was $17 million for the three months ended March 31, 2008 and net cash provided by operations was $316 million for the three months ended March 31, 2007.  We expect our cash flow from operations and our financing arrangements to be sufficient to meet our ongoing capital requirements and financial commitments.  Additionally, we do not expect to make income tax payments during 2008-2010 due to the accelerated depreciation recognized for tax purposes on the newly acquired CRJ-900 and Q400 aircraft, and we expect to receive a federal income tax refund ranging between $20 million and $25 million in early 2009.

As of March 31, 2008, we had $136 million par amount of Auction Rate Securities instruments (“ARS”).  As discussed further in Note 10 in Item 1 of this Form 10-Q, these securities are not currently liquid as fewer investors are participating in the auction process.  We had planned to monetize a portion of our ARS portfolio throughout 2008 to fund the non-financed portion of our aircraft deliveries.  While we wait for both the ARS market to rationalize and for investor demand to return, we have arranged for a $60 million margin loan facility (the “Term Loan”) to be used to support our aircraft purchases.  The Term Loan is pre-payable at any time prior to maturity on February 28, 2009.  The Term Loan interest rate is indexed to LIBOR and  was 4.70% at March 31, 2008.  We believe that this short-term financing facility in addition to cash flows from our operations is adequate to meet our aircraft funding requirements and related debt covenants.

In February 2005, we issued $121.0 million principal amount of our 3.25% senior convertible notes due 2025.  The Notes bear interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year.  The Notes are convertible into a combination of cash and common stock at a conversion price of approximately $13.22.  The Notes are convertible in any quarter subsequent to a quarter in which the closing price of our common stock exceeds $15.86 for 20 of the last 30 trading days.  This condition was not met during the first quarter of 2008, and consequently the Notes are not convertible at this time.  Due to the option value imbedded within each Note, the Notes generally trade at values higher than the fair value of the common stock and cash into which they could be converted.  Although the Notes have been convertible and will possibly be convertible during future periods, we do not expect a significant number of holders to tender the Notes

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (Continued)

for conversion.  Nonetheless, in any period during which the holders have the right to exercise the conversion option, the Notes’ $121.0 million par value will be classified as a current liability on our balance sheet.

On February 17, 2007, we entered into a purchase agreement for up to 25 firm and 20 option Q400 aircraft with Bombardier, Inc.  Under the agreement, we are obligated to purchase a minimum of 15 Q400 regional aircraft.  As of March 31, 2008, our Colgan subsidiary had accepted delivery of six of these aircraft.  The remaining nine are scheduled to be delivered by the third quarter of 2008.  We have a right of cancellation for an additional ten firm aircraft for which notice is required by July 2008.  If we do not exercise these cancellation rights, then we will take delivery of these ten additional aircraft between October 2009 and July 2010.  In addition to the 25 firm aircraft, we have optional rights to acquire 20 Q400 aircraft that would be delivered between September 2009 and November 2010.

On April 27, 2007, Delta Air Lines assigned to us its rights to purchase 16 CRJ-900 aircraft from Bombardier, Inc.  As of March 31, 2008 we had accepted delivery of six of these aircraft.  We will take delivery of the remaining ten aircraft by January 2009.  Under our capacity purchase agreement with Delta, Delta may also require us to purchase and operate an additional seven CRJ-900 aircraft.

Our aggregate purchase commitment for non-cancelable aircraft orders with Bombardier for both the remaining Q400 aircraft and CRJ-900 aircraft is approximately $409 million.  We are required to make pre-delivery payments to Bombardier, which are refunded to us upon the delivery of the aircraft.  During September and October 2007, we executed two pre-delivery payment financing facilities (the “PDP Facilities”) with Export Development Canada (“EDC”) for up to $80 million to provide borrowings to fund our pre-delivery payment commitments to Bombardier.  Borrowings under the pre-delivery payment facilities bear interest at the 3-month LIBOR rate plus 1.65%, which was 4.34% as of March 31, 2008.  The outstanding balance for the borrowings as of March 31, 2008 was $45 million.  As each aircraft is delivered to us, we repay the associated borrowings under the PDP Facilities.

Upon delivery of our CRJ-900 and Q400 aircraft, we obtained long-term financing of $215 million for the aircraft from EDC.  We expect to finance the purchase of the remaining 19 aircraft using a combination of internal capital resources and debt financing.  We have obtained commitments from EDC to finance the aircraft for a term of 15 years from the delivery date of each aircraft.  The approximate remaining borrowing commitment is $348 million of the approximate remaining purchase price of $409 million.  We expect to fund the approximate remaining $61 million from internal capital resources.

To reduce the financial risk associated with changes in long-term interest rates while we take delivery of the Q400 and CRJ-900 aircraft, we initiated a cash flow hedging program during July 2007.  The program consists of interest rate swaps whereby we agree to pay a fixed interest rate and receive the six-month LIBOR rate.  The swaps have been or will be cash settled when the permanent financing is obtained at the time we take delivery of the aircraft.  As of March 31, 2008, we have hedged approximately $436 million, or 78%, of the $560 million we expect to finance.  Should interest rates change by 100 basis points before we take delivery, and assuming that we do not hedge the anticipated debt on the remaining firm noncancelable aircraft, aggregate interest expense in the first year of financing would change by approximately $1.0 million.  During the three months ended March 31, 2008, the Company made prepaid interest payments of $14.9 million in connection with its cash flow hedging program.  As of March 31, 2008, the Company expected to make additional prepaid interest payments of $17.1 million during 2008.

During the remainder of 2008, we expect to purchase additional inventory and spare engines for our new CRJ-900 and Q400 aircraft totaling approximately $7.4 million.  We expect to use internal resources and financing from the engine manufacturers or third parties to fund these inventory and spare engine purchases.

We maintain a revolving line of credit with an institutional lender for a principal amount not to exceed $8.5 million or 75% of the net unpaid balance of eligible accounts receivable.  This instrument has an interest rate of Prime plus 0.25%, which was 5.50% as of March 31, 2008. In April 2008, we extended the termination date of the loan to April 15, 2009.  Amounts outstanding under the line of credit were $8.3 million at March 31, 2008.

As part of our agreement to purchase Colgan, we agreed to purchase from one of its selling shareholders two aircraft hangars located in Manassas, Virginia if the selling shareholder is unable to consummate a sale to a

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (Continued)

third-party.  The Company agreed to purchase the two hangars for a purchase price of $6.4 million, which approximates their fair value.  We currently expect the current owner of the hangars to sell the hangars to a third party, and that we will continue to lease them on a short-term basis.

The IRS is currently examining our tax records for years 2003 through 2005.  The IRS has proposed adjustments related to certain key transactions that we undertook during those periods.  The adjustments would increase our tax liability for these periods by approximately $33 million (net of offsetting timing differences within these periods) plus penalties.  We have filed a formal protest with respect to these proposed adjustments and have started of an administrative appeals review within the IRS.  We do not expect resolution of this matter during 2008.  We continue to believe that the tax positions we have taken are appropriate and in compliance with tax law and regulations.  Although we believe our tax positions are appropriate, we have recorded reserves totaling $16.7 million.  While we believe our reserves are adequate for each identified issue, our liquid assets would be significantly reduced if we are ultimately required to make payments to the IRS for taxes and related interest and penalties associated with these proposed adjustments.

Operating activities. Net cash used in operating activities was $17.3 million during the three months ended March 31, 2008.  This was due primarily to the $14.6 million in prepaid interest payments and $9.3 million in collateral payments, both related to hedging activities.  This decrease in cash was offset by various changes in our operating assets and liabilities.

Net cash provided by operating activities was $316.0 million during the three months ended March 31, 2007. This was due primarily to proceeds received from the assignment of our Northwest claim of $241.4 million.  In addition, receivables decreased by $77.5 million.  Our balance of receivables was unusually high as of December 31, 2006 due to the fact that the December 30th payment from Northwest of $31.9 million was not received until January 2, 2007, as December 30th fell on a weekend.  In addition, our pre-petition receivables decreased by $42.9 million during the first quarter with the receipt of our Northwest claim.

Investing activities.  Net cash provided by investing activities for the three months ended March 31, 2008 was $42.7 million.  This was primarily attributable to net proceeds of investments in ARS of $50.8 million, offset by $8.2 million in cash purchases of property and equipment, primarily consisting of flight equipment.

Cash used for investing activities for the three months ended March 31, 2007 was $291.0 million.  This is primarily attributable to net purchases of short-term investments in marketable debt securities of $251.5 million, offset by $27.8 million paid in pre-delivery payments for the Q400 aircraft.  In addition, the acquisition of Colgan decreased cash by $8.4 million, net of cash acquired.

We expect non-aircraft cash capital expenditures for the remainder of 2008 to be approximately $16 million. As previously discussed, we expect to finance $348 million of the remaining $409 million of aircraft we have commitments to purchase during the remainder of 2008.  We expect to fund the remaining $61 million, along with the $16 million of non-aircraft capital expenditures, with existing cash resources and cash flows generated from our operations.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2008 totaled $24.7 million.  During the quarter, we received $71.8 million in debt proceeds, primarily related to the Term Loan.  This was offset by $26.0 million of principal payments on debt obligations, primarily related to our pre-delivery payment facilities, and the $20.0 million purchase of our Series A Preferred Share from Northwest on January 4, 2008.

Cash used in financing activities for the three months ended March 31, 2007 totaled $1.6 million, which related to $1.4 million of debt principal payments made and $0.2 million of payments made on capital leases.

Deferred tax asset.  We have recorded a deferred tax asset of $75.3 million related to future tax benefits.  This primarily relates to future tax benefits we will receive for our deferred ASA revenue.  As discussed in Note 2 to our condensed consolidated financial statements, the deferred ASA revenue is being recognized over the 11-year term of the ASA.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We had $5.0 million and $5.3 million invested in certificates of deposit and in other similar instruments at March 31, 2008 and December 31, 2007, respectively.  These certificates of deposit have various maturities, all less than one year and are used as collateral for standby letter of credit facilities that we maintain for various vendors.  As of March 31, 2008 and December 31, 2007, we had $2.9 million and $2.7 million of standby letters of credit outstanding, respectively.

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

Fair Value Measurements

As discussed in Note 3 in Item 1 of this Form 10-Q, the Company adopted the provisions of SFAS 157 effective January 1, 2008.  The Company has determined that it utilizes unobservable (Level 3) inputs in determining the fair value of its ARS and its cash flow hedges, which totaled $126 million and $17 million, respectively, at March 31, 2008.

The Company’s ARS instruments are classified as available for sale securities and reflected at fair value.  In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS 157.  However, due to events in credit markets during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of March 31, 2008.  This analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and an estimate of when the security is expected to have a successful auction or be called by the issuer.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fair Value Measurements (Continued)

Due to these events, the Company reclassified these instruments as Level 3 during first quarter 2008 and recorded a temporary unrealized decline in fair value of $10 million, with an offsetting entry to other comprehensive income (“OCI”).  The Company currently believes that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the majority of securities are almost entirely backed by the U.S. government.  Because the Company believes that the current decline in fair value is temporary and based only on liquidity issues in the credit markets, any difference between its estimate and an estimate that would be arrived at by another party would have no impact on the Company’s earnings, since such difference would also be recorded to OCI.  The Company will re-evaluate each of these factors as market conditions change in subsequent periods.

The Company has determined that all significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As discussed in Note 3 in Item 1 of this Form 10-Q, any changes in the fair values of the Company’s derivative financial instruments are subject to the requirements of SFAS 133.  Any changes in fair value that are considered to be effective, as defined, are offset within OCI until the period in which the expected cash flow affects earnings.  Any changes in the fair value of its derivatives that are ineffective, as defined, or do not qualify for special hedge accounting, are reflected in earnings within interest expense, in the period of the change.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q (or otherwise made by or on the behalf of Pinnacle Airlines Corp.) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

You should understand that many important factors, in addition to those discussed in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of the potential factors that could affect our results are described in Item 1A Risk Factors of our annual report and in this item under “Outlook.”  In light of these risks and uncertainties, and others not described in this report, the forward-looking events discussed in this report might not occur, might occur at a different time, or might cause effects of a different magnitude or direction than presently anticipated.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Because the majority of our business is under capacity purchase agreements, our exposure to market risks such as commodity price risk (e.g., aircraft fuel prices) is primarily limited to our pro-rate operations which comprise approximately 23% of our consolidated revenues.  With our 2007 acquisition of Colgan and the subsequent contracts with Delta and Continental regarding the purchase of aircraft, we are exposed to commodity price and interest rate risks as in our 2007 Form 10-K. There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2007 Form 10-K except as follows:

Commodity Price Risk

Our pro-rate operations have exposure to certain market risks associated with aircraft fuel, which has recently experienced significant price increases.  Aviation fuel expense is a significant expense for any air carrier and even marginal changes in the cost of fuel greatly affect a carrier’s profitability.  Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply.  However, our capacity purchase agreements require that fuel be provided to us at no cost, thereby reducing our overall exposure to fuel price fluctuations.  However, the Company’s pro-rate code-share agreements with US Airways, Continental, and United Air Lines expose the Company to fuel price risk.  Slightly offsetting our fuel risk, our agreement with Continental provides for an adjustment to the pro-rate revenue we receive from Continental based on projected changes in fuel prices.  For the projected annualized fuel consumption related to these agreements, each ten percent change in the price of jet fuel amounts to an approximate $5.5 million change in annual fuel costs.

Item 4.  Controls and Procedures

The Company, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Except as discussed below, there has been no change in our internal control over financial reporting during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect the our internal control over financial reporting.

During the first quarter of 2008, the Company implemented a new financial system that encompasses financial reporting, the general ledger, inventory control, and other similar and related processes.  The new financial system was implemented to enhance the Company’s business processes.

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

Item 1A. Risk Factors.

There are no material changes to the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As provided for in the ASA, on January 4, 2008, the Company purchased its Series A Preferred Share (the “Preferred Share”) from Northwest at a purchase price of $20,000. The Preferred Share gave Northwest the right to appoint two directors to the Company’s Board of Directors, as well as certain other corporate governance rights.  No dividends were payable to the stockholder of the Preferred Share.  After this purchase, Northwest no longer owns any shares of the Company’s preferred stock and, to the Company’s knowledge, none of the Company’s common stock.

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

Exhibit
Number                 Description

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

Exhibit
Number                  Description

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

10.60	Capacity Purchase Agreement between Continental Airlines, Inc., Pinnacle Airlines Corp. and Colgan Air, Inc., dated as of February 2, 2007
10.61	Purchase Agreement between Bombardier Inc. and Pinnacle Airlines Corp., relating to the purchase of twenty-five (25) Bombardier Q400 series aircraft, dated as of February 17, 2007
10.65	Delta Connection Agreement among Delta Air Lines, Inc., Pinnacle Airlines Corp. and Pinnacle Airlines, Inc., dated as of April 27, 2007
10.66	Assignment and Assumption Agreement by and among Delta Air Lines, Inc., Pinnacle Airlines, Inc., Pinnacle Airlines Corp., and Bombardier Inc., dated as of April 26, 2007
10.67	Purchase Agreement between Bombardier Inc. and Pinnacle Airlines, Inc, relating to the purchase of sixteen (16) Bombardier CRJ-900 series aircraft, dated as of April 26, 2007
10.70*	Term Loan Agreement between Citigroup Global Markets, Inc. and Pinnacle Airlines Corp., dated as of March 11, 2008.
10.99.1#	Promissory Note issued by Pinnacle Airlines, Inc. to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.2#	Guarantee of Promissory Note issued by registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.3#	Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
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

PINNACLE AIRLINES CORP.

By:	/s/ Philip H. Trenary
Philip H. Trenary
Date: May 8, 2008	President and Chief Executive Officer

By:	/s/ Peter D. Hunt
Peter D. Hunt
Date: May 8, 2008	Vice President and Chief Financial Officer