Form 10-Q/A
period 2008-03-31
PINNACLE AIRLINES CORP
filed 2008-07-03
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

Pinnacle Airlines Corp. (the “Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q/A for its quarterly period ended March 31, 2008, originally filed with the U.S. Securities and Exchange Commission, (“SEC”), on May 8, 2008 (the “Original Filing”), to amend the condensed consolidated balance sheet as of March 31, 2008 and Note 6 to the condensed consolidated financial statements.  There was no impact to the condensed consolidated statements of income and cash flows.  In connection with the reclassification of the balances described below, the Company reevaluated the effectiveness of its controls and procedures and, accordingly, included revised disclosure in this Amended Report under Part I, Item 4, “Controls and Procedures.”

Subsequent to the Original Filing, the Company concluded that balances related to its derivatives transactions should be reclassified.  Specifically, amounts that were paid to settle each interest rate hedge upon securing of the permanent financing (as more fully described in Note 5) had been classified as prepaid interest and included in the current and noncurrent asset sections of the condensed consolidated balance sheet.  However, these amounts would more appropriately be recorded as a reduction to other comprehensive income in the shareholders’ equity section of the condensed consolidated balance sheet.  This Amended Report changes the prepaid expenses and other assets balance, the other assets balance, accumulated other comprehensive losses, and related deferred income taxes balances on the condensed consolidated balance sheet for the period affected.  In addition, Note 6 to the condensed consolidated financial statements, “Comprehensive Income (Loss),” has been updated to reflect the restated amounts.

Except as discussed above, the Company has not modified or updated disclosures presented in the Original Filing, except as required to reflect the effects of the reclassification, in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the reclassification is unchanged and reflects the disclosures made at the time of the Original Filing.

For the convenience of the reader, this Amended Report sets forth the Original Filing in its entirety, although the Company is only restating those portions affected by corrected financial information. This Amended Report includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$76,884	$26,785
Restricted cash	5,032	5,327
Short-term investments	-	186,850
Receivables, net	33,166	31,107
Spare parts and supplies, net	18,235	16,030
Prepaid expenses and other assets	25,745	16,535
Deferred income taxes, net of allowance	12,887	12,285
Income taxes receivable	18,989	-
Total current assets	190,938	294,919
Property and equipment
Flight equipment	351,978	162,374
Aircraft pre-delivery payments	56,817	81,425
Other property and equipment	41,576	39,969
Less accumulated depreciation	(32,706)	(28,358)
Net property and equipment	417,665	255,410

Investments	126,145	-
Deferred income taxes, net of allowance	68,063	79,856
Other assets	25,981	28,528
Debt issuance costs, net	5,410	4,598
Goodwill	28,206	28,206
Intangible assets, net	17,796	17,071
Total assets	$880,204	$708,588

Liabilities and stockholders’ equity
Current liabilities
Short-term notes payable and current maturities of long-term debt	$121,042	$73,513
Bank line of credit	8,275	8,375
Accounts payable	38,966	33,062
Accrued expenses	85,013	80,731
Income taxes payable	-	2,356
Deferred revenue	24,004	24,099
Other current liabilities	1,224	21,323
Total current liabilities	278,524	243,459

Senior convertible notes	121,000	121,000
Long-term debt, less current maturities	226,511	71,812
Deferred revenue, net of current portion	204,672	209,752
Other liabilities	4,493	4,743

Commitments and contingencies

Stockholders’ equity
Series A preferred share, stated value $100 per share, one issued share, retired on January 4, 2008	-	-
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,516,087 and 22,402,999 shares issued, respectively	225	224
Treasury stock, at cost, 4,450,092 shares	(68,152)	(68,152)
Additional paid-in capital	91,969	91,165
Accumulated other comprehensive loss	(26,476)	(10,200)
Retained earnings	47,438	44,785
Total stockholders’ equity	45,004	57,822
Total liabilities and stockholders’ equity	$880,204	$708,588

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

The term of each cash flow hedge matches the term of the expected financing. Each outstanding hedge position is expected to be open for up to seven months and requires mandatory cash settlement when the permanent financing is obtained at the time of delivery of each aircraft. Once the permanent financing is secured, the hedge-related gain or loss resulting from the mandatory cash settlement will be amortized into interest expense over the life of the aircraft financing.

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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

6.  Comprehensive Income (Loss)

The following table summarizes the Company’s comprehensive income (loss):

	Three Months Ended March 31,
	2008	2007

Net income	$2,653	$9,365
Adjustments:
Retired Pilots’ Insurance Benefit Plan unrealized actuarial gain	(7)	-
Change in cash flow hedge unrealized loss	(10,267)	-
Unrealized loss on investments	(6,002)	-
Total comprehensive (loss) income	$(13,623)	$9,365

7.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007

Net income	$2,653	$9,365
Basic earnings per share	$0.15	$0.43
Diluted earnings per share	$0.15	$0.38

Share computation:
Weighted average number of shares outstanding for basic EPS (1)	17,859	21,990
Senior convertible notes (2)	-	2,402
Share-based compensation (3)	80	280
Weighted average number of shares outstanding for diluted EPS	17,939	24,672

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

The following represents the Company’s segment data for the three months ended March 31, 2008:

	Pinnacle	Colgan	Corporate Overhead	Consolidated

Operating revenues	$154,397	$49,944	$-	$204,341
Operating income (loss)	17,707	(4,931)	(6,110)	6,666
Nonoperating expense				(2,588)
Income before income tax				4,078

Total assets	435,706	197,353	247,145	880,204

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

Deferred tax asset.  We have recorded a deferred tax asset of $81.0 million related to future tax benefits.  This primarily relates to future tax benefits we will receive for our deferred ASA revenue.  As discussed in Note 2 to our condensed consolidated financial statements, the deferred ASA revenue is being recognized over the 11-year term of the ASA.

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

Item 4.  Controls and Procedures

The Company, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. As discussed in the Explanatory Note to this Amended Report, subsequent to the Original Filing, the Company identified a deficiency in the controls surrounding its derivative transactions.  As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in that particular context.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Except as discussed below, there has been no change in our internal control over financial reporting during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

During the first quarter of 2008, the Company implemented a new financial system that encompasses financial reporting, the general ledger, inventory control, and other similar and related processes.  The new financial system was implemented to enhance the Company’s business processes.

As discussed above, subsequent to the Original Filing, the Company identified a deficiency in the controls surrounding its derivative transactions.  As of the date of this filing, this deficiency has been remediated.

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

PINNACLE AIRLINES CORP.

By:	/s/ Philip H. Trenary
Philip H. Trenary
Date: July 3, 2008	President and Chief Executive Officer

By:	/s/ Peter D. Hunt
Peter D. Hunt
Date: July 3, 2008	Vice President and Chief Financial Officer