Form 10-Q
period 2008-06-30
PINNACLE AIRLINES CORP
filed 2008-08-11
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

As of August 8, 2008, 18,064,690 shares of common stock were outstanding.

Part 1.  Financial Information

Item 1.  Financial Statements

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2008	2007
Operating revenues
Regional airline services	$219,013	$198,480
Other	2,141	2,514
Total operating revenues	221,154	200,994

Operating expenses
Salaries, wages and benefits	57,147	50,261
Aircraft fuel	14,899	9,512
Aircraft maintenance, materials and repairs	23,694	23,345
Aircraft rentals	32,507	35,306
Other rentals and landing fees	17,372	15,061
Ground handling services	23,672	23,873
Commissions and passenger related expense	7,427	6,741
Depreciation and amortization	6,604	2,318
Other	22,742	19,755
Impairment of goodwill and other charges	12,619	-
Total operating expenses	218,683	186,172

Operating income	2,471	14,822

Operating income as a percentage of operating revenues	1.1%	7.4%

Nonoperating (expense) income
Interest income	1,724	2,882
Interest expense	(8,821)	(2,907)
Impairment of auction rate securities	(8,675)	-
Loss on sale of unsecured claim	-	(4,144)
Miscellaneous income	148	318
Total nonoperating expense	(15,624)	(3,851)
Income (loss) before income taxes	(13,153)	10,971
Income tax benefit (expense)	1,702	(3,309)
Net income (loss)	$(11,451)	$7,662

Basic earnings (loss) per share	$(0.64)	$0.35

Diluted earnings (loss) per share	$(0.64)	$0.32

Shares used in computing basic (loss) earnings per share	17,869	21,752
Shares used in computing diluted (loss) earnings per share	17,869	24,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Six Months Ended June 30,
	2008	2007
Operating revenues
Regional airline services	$420,172	$375,425
Other	5,323	5,119
Total operating revenues	425,495	380,544

Operating expenses
Salaries, wages and benefits	112,473	97,562
Aircraft fuel	26,772	15,933
Aircraft maintenance, materials and repairs	45,542	41,439
Aircraft rentals	66,028	69,029
Other rentals and landing fees	32,849	28,971
Ground handling services	51,061	47,965
Commissions and passenger related expense	14,253	11,566
Depreciation and amortization	10,980	4,372
Other	43,667	36,060
Impairment of goodwill and other charges	12,619	-
Total operating expenses	416,244	352,897

Operating income	9,251	27,647

Operating income as a percentage of operating revenues	2.2%	7.3%

Nonoperating (expense) income
Interest income	4,038	5,947
Interest expense	(13,663)	(4,981)
Impairment of auction rate securities	(8,675)	-
Loss on sale of unsecured claim	-	(4,144)
Miscellaneous (expense) income	(26)	336
Total nonoperating expense	(18,326)	(2,842)
Income (loss) before income taxes	(9,075)	24,805
Income tax benefit (expense)	277	(7,778)
Net income (loss)	$(8,798)	$17,027

Basic earnings (loss) per share	$(0.49)	$0.78

Diluted earnings (loss) per share	$(0.49)	$0.70

Shares used in computing basic earnings (loss) per share	17,864	21,869
Shares used in computing diluted earnings (loss) per share	17,864	24,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2008	December 31, 2007
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$65,228	$26,785
Restricted cash	4,948	5,327
Short-term investments	-	186,850
Receivables, net	34,683	31,107
Spare parts and supplies, net	20,176	16,030
Prepaid expenses and other assets	11,233	16,535
Deferred income taxes, net of allowance	13,600	12,285
Income taxes receivable	13,758	-
Total current assets	163,626	294,919
Property and equipment
Flight equipment	560,126	162,374
Aircraft pre-delivery payments	23,054	81,425
Other property and equipment	43,124	39,969
Less accumulated depreciation	(39,042)	(28,358)
Net property and equipment	587,262	255,410

Investments	127,425	-
Deferred income taxes, net of allowance	69,698	79,856
Other assets, primarily aircraft lease deposits	33,706	28,528
Debt issuance costs, net	6,229	4,598
Goodwill	18,422	28,206
Intangible assets, net	15,419	17,071
Total assets	$1,021,787	$708,588

Liabilities and stockholders’ equity
Current liabilities
Short-term notes payable and current maturities of long-term debt	$39,036	$73,513
Bank lines of credit	88,275	8,375
Accounts payable	29,447	33,062
Deferred revenue	23,839	24,099
Accrued expenses and other current liabilities	82,963	104,410
Total current liabilities	263,560	243,459

Senior convertible notes	121,000	121,000
Long-term debt, less current maturities	388,082	71,812
Deferred revenue, net of current portion	200,326	209,752
Other liabilities	4,207	4,743
Commitments and contingencies

Stockholders’ equity
Series A preferred share, stated value $100 per share, one issued share, retired on January 4, 2008	-	-
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,514,782 and 22,402,999 shares issued, respectively	225	224
Treasury stock, at cost, 4,450,092 shares	(68,152)	(68,152)
Additional paid-in capital	92,625	91,165
Accumulated other comprehensive loss	(16,073)	(10,200)
Retained earnings	35,987	44,785
Total stockholders’ equity	44,612	57,822
Total liabilities and stockholders’ equity	$1,021,787	$708,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income (loss)	$(8,798)	$17,027
Adjustments to reconcile net income to cash provided by operating activities:
Impairment charges	19,232	-
Depreciation and amortization	12,050	5,632
Deferred income taxes	12,419	(98,589)
Recognition of deferred revenue	(12,500)	(10,794)
Other	4,901	3,052
Changes in operating assets and liabilities:
Receivables	(3,576)	53,443
Increase in deferred revenue	2,742	269,170
Spare parts and supplies	(4,769)	(497)
Prepaid expenses and other assets	(1,074)	(3,325)
Restricted cash	379	-
Accounts payable and accrued expenses	12,924	23,335
Hedge related payments	(20,463)	-
Insurance proceeds	1,606	-
Income taxes receivable	(16,135)	26,559
Other liabilities	-	(4,103)
Cash (used in) provided by operating activities	(1,062)	280,910

Investing activities
Purchases of property and equipment	(19,402)	(8,223)
Proceeds from the sale of property and equipment	142	610
Aircraft pre-delivery payments	-	(57,628)
Purchases of short-term investments	(82,200)	(675,755)
Proceeds from sale of short-term investments	132,950	539,680
Acquisition of Colgan Air, Inc. net of cash acquired	-	(8,366)
Cash provided by (used in) investing activities	31,490	(209,682)

Financing activities
Proceeds from debt	91,810	-
Payments on debt	(61,462)	(12,842)
Payments on capital leases	(596)	(440)
Purchase of Series A Preferred Share	(20,000)	-
Treasury shares repurchased	-	(27,222)
Debt issuance costs	(1,786)	-
Other financing activities	49	3,028
Cash provided by (used in) financing activities	8,015	(37,476)
Net increase in cash and cash equivalents	38,443	33,752
Cash and cash equivalents at beginning of period	26,785	705
Cash and cash equivalents at end of period	$65,228	$34,457
Noncash investing and financing activities
Property and equipment acquired through the issuance of debt	$331,345	$3,180

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

Pinnacle operates an all-regional jet fleet providing regional airline capacity to Northwest Airlines, Inc. (“Northwest”) as a Northwest Airlink carrier at its hub airports in Detroit, Minneapolis/St. Paul and Memphis and to Delta Air Lines, Inc. (“Delta”) as a Delta Connection carrier at its hub airport in Atlanta.  At June 30, 2008, Pinnacle operated 126 Canadair Regional Jet (“CRJ”)-200 aircraft as a Northwest Airlink carrier with approximately 710 daily departures to 116 cities in 36 states and five Canadian provinces.  Pinnacle operated a jet fleet of nine CRJ-900 aircraft as a Delta Connection carrier with approximately 45 daily departures to 22 cities in 15 states, the Bahamas, Mexico, U.S. Virgin Islands, and Turks and Caicos Islands.

Colgan operates an all-turboprop fleet under revenue pro-rate agreements with Continental Airlines, Inc. (“Continental”), United Air Lines, Inc. (“United”) and US Airways Group, Inc. (“US Airways”), and also provides regional airline capacity to Continental under a capacity purchase agreement.  Colgan’s operations are focused primarily in the southwestern and northeastern United States and two Canadian provinces.  As of June 30, 2008, Colgan offered 307 daily departures and operated 12 Saab 340 aircraft as Continental Connection from Continental’s hub airport in Houston, 12 Saab 340 aircraft as United Express at Washington/Dulles, and five Beech 1900 aircraft and 16 Saab 340 aircraft a s US Airways Express, with hub locations at New York/LaGuardia and Boston, under revenue pro-rate agreements.  Colgan operated 13 Q400 aircraft under a capacity purchase agreement with Continental at its global hub at Newark/Liberty International Airport, providing 81 daily departures.

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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

2.  Code-Share Agreements with Partners

The Company’s operating contracts fall under two categories: capacity purchase agreements and revenue pro-rate agreements.  The following is a summary of the percentage of regional airline services revenue attributable to each contract type and code-share partner for the three and six months ended June 30, 2008.

	Three Months Ended June 30, 2008
	Percentage of Regional Airline Services Revenue
Source of Revenue	Capacity Purchase Agreements	Pro-Rate Agreements	Total
Northwest	66%	-	66%
Continental	5%	8%	13%
US Airways	-	9%	9%
United	-	6%	6%
Delta	4%	-	4%
Essential Air Service	-	2%	2%
Total	75%	25%	100%

	Six Months Ended June 30, 2008
	Percentage of Regional Airline Services Revenue
Source of Revenue	Capacity Purchase Agreements	Pro-Rate Agreements	Total
Northwest	70%	-	70%
Continental	4%	8%	12%
US Airways	-	8%	8%
United	-	5%	5%
Delta	3%	-	3%
Essential Air Service	-	2%	2%
Total	77%	23%	100%

Capacity Purchase Agreements

The Company’s preferred contractual relationships with major airlines are structured as capacity purchase arrangements.  Under capacity purchase agreements, major airline partners purchase the Company’s flying capacity by paying pre-determined rates for specified flying, regardless of the number of passengers on board or the amount of revenue collected from passengers.  These arrangements typically include incentive payments that are paid if the Company meets certain operational performance measures.  Additionally, certain operating costs such as fuel, aviation insurance premiums, certain ground handling and airport related costs, and property taxes are reimbursed or paid for directly by the partner, which eliminates the Company’s risk associated with a change in the price of these goods or services.

Northwest Airlines

The Company, through its Pinnacle subsidiary, provides regional jet service to Northwest as a Northwest Airlink carrier under an amended and restated airline services agreement (the “ASA”) that became effective January 1, 2007 and expires in December 2017.  At the end of its term in 2017, the ASA automatically extends for an additional five-year periods unless Northwest provides notice to the Company two years prior to the termination date that it does not plan to extend the term.

Pursuant to the terms of the ASA, Northwest is currently transitioning 15 of Pinnacle’s CRJ-200 aircraft to one of its wholly owned subsidiaries. Upon completion of this transition, Pinnacle will operate a fleet of 124 CRJ-200 aircraft under the ASA (subject to further adjustment under certain circumstances as provided for in the ASA). As of June 30, 2008, 13 of the 15 CRJ-200 aircraft had been returned, with the remaining two aircraft expected to be returned in the third quarter 2008.

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

Delta Air Lines

On April 27, 2007, the Company entered into a ten-year capacity purchase agreement with Delta to operate 16 CRJ-900 aircraft as a Delta Connection Carrier (the “Delta Connection Agreement”, or “DCA”). Scheduled service began on December 1, 2007 and Pinnacle operated nine CRJ-900 aircraft under the DCA as of June 30, 2008.  Two of the remaining seven aircraft were delivered in July 2008 with the remaining five aircraft to continue being delivered through May 2009.  Delta also has the option to add an additional seven CRJ-900 aircraft under the DCA.

On July 17, 2008, the Company and Delta amended the DCA whereby the parties agreed to delay the in-service dates for the remaining seven CRJ-900 aircraft to January through May 2009. The Company and the aircraft manufacturer have also agreed to defer delivery of the five remaining CRJ-900 aircraft to Pinnacle.

Continental Airlines

On February 5, 2007, the Company entered into a capacity purchase agreement with Continental under which Colgan operates Q400 regional aircraft predominantly out of Continental’s hub at Newark/Liberty International Airport.  As of June 30, 2008, Colgan operated 13 Q400 aircraft and the remaining two aircraft were delivered in July 2008.

Revenue Pro-Rate Agreements

When the Company purchased Colgan in January 2007, its existing agreements with its partners were structured as revenue pro-rate code-share agreements, which allow Colgan to market its operations under its partners’ brands.  Under these agreements, Colgan generally manages its own inventory of unsold capacity and sets fare levels in the local markets that it serves.  Colgan retains all of the revenue for passengers flying within its local markets that do not connect to its partners’ flights.  For connecting passengers, the passenger fare is pro-rated between Colgan and its major airline partner, generally based on the distance traveled by the passenger on each segment of the passenger’s trip.  Under these agreements, Colgan bears the risk associated with fares, passenger demand, and competition within its markets.  Colgan incurs all of the costs associated with operating these flights, including those costs typically reimbursed or paid directly by the major airline under a capacity purchase agreement. In some instances, Colgan has the ability to earn incentive-based revenue should it achieve specified performance metrics.

Colgan’s financial performance is also subject to seasonal fluctuations.  Colgan has historically reported lower unit revenue during the first and fourth quarters each year when demand for air travel declines, and reported higher unit revenue during the second and third quarters each year when air travel demand is higher.

US Airways

As of June 30, 2008, the Company, through its Colgan subsidiary, operated 16 Saab 340 aircraft and five Beech 1900D aircraft under a code-sharing pro-rate agreement with US Airways (the “US Airways Agreement”).  In 1999, Colgan entered into the US Airways Agreement to provide passenger service and cargo service under the name “US Airways Express.” The current US Airways Agreement became effective on October 1, 2005 under terms similar to the 1999 agreement and has a three-year term.  The Company and US Airways are in discussions to extend the term of this code-share agreement.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

2.  Code-Share Agreements with Partners – (Continued)

Continental Airlines

As of June 30, 2008, the Company, through its Colgan subsidiary, operated 12 Saab 340 aircraft based in Houston, Texas under a code-share, pro-rate agreement with Continental (the “Continental Agreement”).  Colgan entered into the Continental Agreement in January 2005 for a term of five years.  In addition to receiving pro-rated passenger revenue as described above under “Revenue Pro-Rate Agreements,” the Company receives an incentive payment for each passenger connecting onto or from a Continental flight in Houston.  These incentive payments adjust each six months for changes in the cost of fuel and changes in certain station-related costs.

United Air Lines

In October 2003, Colgan entered into a code-share agreement with United Air Lines to include the United Air Lines flight designator code on all United flights operated by Colgan.  In October 2005, Colgan entered into a separate code-share agreement with United to provide services as a United Express carrier (the “United Agreement”).  During the first quarter of 2008, Colgan expanded the number of aircraft and markets operated under this agreement by transitioning nine markets previously operated from Pittsburgh, Pennsylvania under Colgan’s US Airways agreement. As of June 30, 2008, the Company operated 12 Saab 340 aircraft under the name “United Express.”  The United Agreement expires on December 31, 2008.  The Company is currently in discussions with United to extend the term of this agreement and to make certain economic and market adjustments to allow the Company to operate profitably in its United Express markets.

Essential Air Services

In addition to the code-share agreements described above, the Company, through its Colgan subsidiary, operates under nine separate contracts within its pro-rate network with the Department of Transportation (“DOT”) to provide subsidized air service to 15 communities as part of the Essential Air Services (“EAS”) program.  During 2008, Colgan filed notice with the DOT to vacate service in 13 of these communities, and subsequently re-filed to serve these communities at an increased level of subsidy.  The DOT has re-awarded service to seven of these markets to Colgan at an increased subsidy, in some instances, a reduced level of weekly round trips.  The new terms of the EAS agreements in these seven markets go into effect in the second and third quarters of 2008.  The DOT awarded four of the markets to a competitor, and Colgan will cease service in these four markets during the third quarter of 2008.  The DOT has not yet awarded two of the markets that Colgan filed to vacate service, and Colgan continues to operate in these markets under its existing EAS agreements.

3. Impairment of Goodwill and Other Charges

In accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs an impairment test of goodwill on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If Step One indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

Because such indicators existed for Colgan during the three months ended June 30, 2008, the Company performed impairment testing on Colgan’s goodwill.  Factors deemed by the Company to be collectively an indicator that a goodwill impairment test was required for Colgan include record high fuel prices, continued operating losses, a softening U.S. economy, and the planned removal of ten Saab aircraft from Colgan’s pro-rate operating fleet in 2008.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

3. Impairment of Goodwill and Other Charges – (Continued)

For purposes of testing Colgan’s goodwill, the Company estimated Colgan’s fair value using primarily the income approach, a generally accepted fair value measurement technique.  This approach was built using relevant data available through and as of June 30, 2008.  Under the income approach, the fair value was estimated based upon the present value of estimated future cash flows from Colgan. The income approach is dependent on a number of critical management assumptions including estimates of future capacity, passenger yield, traffic, operating costs (including fuel prices), appropriate discount rates and other relevant assumptions. The Company estimated its future fuel-related cash flows for the income approach based on the five-year forward curve for crude oil.

Step One indicated the fair value of Colgan was less than its carrying value.  Consequently, to confirm the existence of and to measure the amount of any impairment, the Company was required to perform Step Two of the SFAS 142 goodwill impairment testing methodology.  In Step Two of the impairment testing, the Company determined the implied fair value of Colgan’s goodwill estimating the current fair value of all of its assets and liabilities, including any recognized and unrecognized intangible assets.  As a result of the Step Two testing, the Company determined that goodwill was fully impaired and therefore recorded a $9,785 impairment charge during the three months ended June 30, 2008 to eliminate the carrying value of Colgan’s goodwill. This impairment charge is classified within "impairment of goodwill and other charges" in the Company's condensed consolidated statements of income.  An adjustment to the impairment charge may be required in the third quarter of 2008 when the Company finalizes its evaluation.

Effective October 2008, Colgan will eliminate 12 unprofitable markets from its US Airways Express and United Express operations.  This action will result in the retirement of ten Saab aircraft from service, the majority of which are leased aircraft, in addition to the previously announced retirement of Colgan’s fleet of five Beech 1900 aircraft.  The return of leased aircraft requires certain maintenance costs necessary to restore the aircraft to a condition suitable for return to the lessor.  During the three months ended June 30, 2008, the Company recorded a $2,062 charge related to these costs, and expects to record an additional amount of approximately $1,300 prior to the removal of the aircraft from service in October 2008.  The Company’s accrued lease return costs as of June 30, 2008 are included in “accrued expenses and other current liabilities” on the Company’s condensed consolidated balance sheets.  The Company also fully impaired certain other long-lived assets valued at $772.

4. Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.  Although the adoption of SFAS 157 did not materially affect its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  A description of the three-tier fair value hierarchy is as follows:

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

4. Fair Value Measurements – (Continued)

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

As of June 30, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, none of which were classified as Level 1. The table below presents the Company’s assets and liabilities measured at fair value as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Level 1	Level 2	Level 3	Balance at June 30, 2008
Assets
Auction Rate Securities (“ARS”)	$-	$-	$127,425	$127,425

Liabilities
Derivative financial instruments	$-	$(1,409)	$-	$(1,409)

The following table presents the Company’s assets and liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3):

Asset
Auction Rate Securities
Balance at January 1, 2008	$-
Transfers to Level 3	136,100
Total unrealized gains/(losses)
Included in nonoperating expense	(8,675)
Included in other comprehensive income (“OCI”)	-
Balance at June 30, 2008	$127,425

Auction Rate Securities

Investments in auction rate securities are classified as available-for-sale and presented at their estimated fair values.  However, due to recent events in credit markets, the auction events for the ARS held by the Company have failed since the first quarter of 2008 (see Note 11 for further discussion).  Therefore, the fair values of these ARS are estimated utilizing a discounted cash flow analysis model as of June 30, 2008.  This analysis considers, among other items, the collateralization underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and an estimate of when the security is expected to have a successful auction or be called by the issuer.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

4. Fair Value Measurements – (Continued)

Based on market conditions beginning in the first quarter 2008, the Company changed its valuation methodology for ARS to a discounted cash flow analysis.  Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy since the Company’s initial adoption of SFAS 157 at January 1, 2008.

Derivative Financial Instruments

At times, the Company utilizes a cash flow hedging program to manage its interest rate risk related to the purchase of aircraft from the time of entering into an aircraft related purchase commitment until the delivery of the aircraft, at which time the Company borrows permanent, fixed-rate financing for each aircraft (see Note 6 for further discussion). As of June 30, 2008, the Company had two remaining outstanding hedge positions, one of which was settled in July 2008.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

5.  Borrowings

The following table summarizes the Company’s lines of credit, short-term notes payable, and long-term debt:
	As of June 30, 2008	As of December 31, 2007

Lines of credit	$88,275	$8,375

Pre-delivery payment facility	16,191	63,603
Other	-	2
Total short-term notes payable	$16,191	$66,103

Senior convertible notes	$121,000	$121,000
Long-term notes payable	410,927	79,222
Total long-term debt	531,927	200,222
Less current maturities	(22,845)	(7,410)
Long-term debt, net of current maturities	$509,082	$192,812

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

5.  Borrowings – (Continued)

The aggregate amounts of principal maturities of long-term debt as of June 30, 2008 were as follows:

Remainder of 2008	$11,266
2009	24,576
2010	143,908
2011	22,794
2012	23,220
Thereafter	306,163
Total	$531,927

Lines of Credit

On March 11, 2008, the Company entered into a revolving term loan with Citigroup Global Markets, Inc (the “Credit Facility”).  The Credit Facility provided for advances up to $60,000 and is collateralized by the Company’s $136,100 par value of ARS. On June 18, 2008, the Company amended the Credit Facility with the primary purpose of increasing the eligible amount for borrowing from $60,000 to $80,000. During the second quarter, the Company drew an additional $20,000 increasing total borrowings under the Credit Facility to $80,000.  The proceeds are being used to support the Company’s aircraft purchases and for general working capital purposes.  The Credit Facility is pre-payable at any time prior to maturity on February 28, 2009.  The Credit Facility interest rate is indexed to LIBOR and was 4.5% as of June 30, 2008.  The Credit Facility includes both covenant and margin requirements with which the Company is compliant. As of June 30, 2008, the balance outstanding was $80,000.

The Company maintains an additional revolving line of credit with an institutional lender for a principal amount not to exceed $8,500 or 75% of the net unpaid balance of eligible accounts receivable.  This instrument has an interest rate of Prime plus 0.25%, which was 5.25% as of June 30, 2008.  Amounts outstanding under the line of credit were $8,275 at June 30, 2008 and $8,375 at December 31, 2007. On April 15, 2008, the Company extended the termination date of this facility to April 15, 2009.

Pre-delivery Payment Financing Facilities

In 2007, the Company executed pre-delivery payment financing facilities with Export Development Canada (“EDC”) for up to $80,000 in short-term borrowings.  The outstanding balance was $16,191 at June 30, 2008 and $64,419 at December 31, 2007.  Borrowings under the pre-delivery payment facilities bear interest at the 3-month LIBOR rate plus 1.65%, which was 4.43% as of June 30, 2008, and are collateralized by the pre-delivery payments to Bombardier.  The Company repays the borrowings as each aircraft is delivered.

Senior Convertible Notes

In February 2005, the Company completed the private placement of $121,000 principal amount of 3.25% senior convertible notes due February 15, 2025 (the "Notes").  If certain conditions are met, the Notes are convertible into a combination of cash and common stock equivalent to the value of 75.6475 shares of the Company’s common stock per $1 par amount of Notes, or a conversion price of $13.22.  The Notes were not convertible in the second quarter of 2008.

Prior to February 15, 2010, the Company cannot redeem the Notes at its option.  Beginning on February 15, 2010, the Company may redeem the Notes for cash, in whole or in part at any time or from time to time.  The Company will give not less than 30 days’ or more than 60 days’ notice of redemption by mail to holders of the Notes.  If the Company elects to redeem the Notes, it will pay a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to the redemption date. The holders of the Notes may require the Company to purchase all or a portion of their Notes for cash on February 15, 2010, February 15, 2015 and February 15, 2020 at a purchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any.  As a result, the entire principal amount is shown with a maturity of 2010 in the above table.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

5.  Borrowings – (Continued)

New Accounting Standard.  In May 2008, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) addressing convertible instruments that may be settled in cash upon conversion (including partial cash settlement).  This guidance will dramatically affect the accounting for these instruments.  The FSP will require companies to separately account for the liability and equity components of the instrument in a manner that reflects the Company’s economic cost.  The FSP will require bifurcation of a component of the debt to result in classification of that component in equity and the “economic interest cost” being reflected in the statement of income. The Company is evaluating the standard and its potential impact on the Notes and the Company’s financial statements.  Although the Company has not fully evaluated the impact of the proposed standard on the Company’s financial statements, the Company expects that interest expense recorded on the Company’s income statement will increase substantially, and the carrying value of the Notes on the Company’s balance sheet will be reduced under the proposed standard.  This FSP will be effective for the Company’s 2009 fiscal year, and will be applied retrospectively to all periods presented.

Long Term Notes Payable

Included in long-term notes payable are borrowings from EDC for owned aircraft.  As discussed in Note 6, the Company implemented an interest rate swap hedge program to reduce its risk from potentially rising interest rates. The Company hedged its interest rate exposure on the anticipated permanent financing debt for certain aircraft.  The borrowings are collateralized by the Company’s fleet of CRJ-900 and Q400 aircraft, which had a balance of approximately $460,000 at June 30, 2008.  The borrowings bear interest rates, including the effects of the Company’s hedging activities, ranging between 6.3% and 7.3% with maturities through the second quarter of 2023 on terms that are substantially equivalent.  Amounts outstanding were $385,541 and $60,270 at June 30, 2008 and December 31, 2007, respectively.

Since June 30, 2008, the Company has entered into four additional debt agreements with EDC to finance the aircraft delivered thus far in the third quarter of 2008. As of August 8, 2008, the Company has financed an additional $72,753.

6.  Derivatives

The Company is exposed to interest rate risk from the time of entering into purchase commitments until the delivery of CRJ-900 aircraft, at which time the Company borrows permanent, fixed-rate financing for each aircraft.  To mitigate the financial risk associated with changes in long-term interest rates, the Company initiated a cash flow hedging program during July 2007.  The program consists of forward-starting interest rate swaps to hedge the expected interest payments associated with anticipated future issuances of long-term debt.

The term of each cash flow hedge matches the term of the expected financing. As of June 30, 2008, the Company had two remaining outstanding hedge positions, one of which was settled in July 2008. The remaining outstanding hedge position is expected to be outstanding for up to four months.  The related agreements for these outstanding hedge positions require mandatory cash settlement when the permanent financing is obtained at the time of delivery of aircraft. Once the permanent financing is secured, the remaining hedge-related balance included in other comprehensive income will be amortized into interest expense over the life of the aircraft financing.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the use of derivative instruments and their effects on an entity’s financial condition, performance, and cash flows. It is effective for financial statements issued after November 15, 2008. SFAS 161 will affect disclosures only and will not have an impact on the Company’s consolidated balance sheet, statements of income, or cash flows.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

6.  Derivatives – (Continued)

The following table presents pre-tax gains (losses) on derivative instruments within the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Ineffectiveness from interest rate swaps included in interest expense	$(422)	$-	$(581)	$-
Interest expense recognized in earnings from other comprehensive income	(587)	-	(784)	-

The following table presents the fair values of the Company’s remaining derivative instruments, and the unrealized gain or loss from settled interest rates swaps, net of tax, within the condensed consolidated balance sheets.

	As of June 30, 2008	As of December 31, 2007

Fair value of active swaps – recorded in accrued expenses as a current liability	$(1,409)	$(16,777)
Net unrealized losses from interest rate swaps, recorded in other comprehensive income, net of tax	(16,581)(1)	(10,761)

(1)
Included in the net unrealized losses from interest rate swaps are approximately $2,708 in net unrealized losses that are expected to be amortized into interest expense during the 12 months following June 30, 2008.

7.  Comprehensive Income (Loss)

The following table summarizes the Company’s comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$(11,451)	$7,662	$(8,798)	$17,027
Adjustments (net of tax):
Retired Pilots’ Insurance Benefit Plan amortization of unrealized actuarial gain	(47)	-	(53)	-
Change in cash flow hedge unrealized loss	4,448	-	(5,820)	-
Change in unrealized loss on investments	6,002	-	-	-
Total other comprehensive income (loss)	$(1,048)	$7,662	$(14,671)	$17,027

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

8.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$(11,451)	$7,662	$(8,798)	$17,027

Basic earnings (loss) per share	$(0.64)	$0.35	$(0.49)	$0.78

Diluted earnings (loss) per share	$(0.64)	$0.32	$(0.49)	$0.70

Share computation:
Weighted average number of shares outstanding for basic earnings (loss) per share (1)	17,869	21,752	17,864	21,869
Senior convertible notes (2)	-	2,334	-	2,368
Share-based compensation (3)	-	154	-	252
Weighted average number of shares outstanding for diluted earnings (loss) per share	17,869	24,240	17,864	24,489

(1) During 2007, the Board of Directors of the Company authorized a share repurchase program, whereby the Company repurchased an aggregate of 4,450 shares of its own common stock, which are excluded from basic earnings (loss) per share.  The Company accounted for the repurchase of this treasury stock using the cost method.

(2) Dilution is calculated as follows:
	Three MonthsEnded			Six Months Ended
	June 30, 2008			June 30, 2008

Increase in fully diluted share count=	$121,000 $13.22 (a)	-	$121,000 $6.85 (b)	$121,000 $13.22(a)	-	$121,000 $9.40 (b)

(a) = Conversion price of the Notes
(b) = Average stock price for the three and six month period

                (3) Options to purchase 972 and 203 shares of common stock were excluded from the diluted earnings (loss) per share calculation at June 30, 2008  and
                     2007, respectively, because their effect would be anti-dilutive.

9.  Share-Based Compensation

In January 2008, the Company granted 284 stock options with an exercise price of $14.37 per share to members of its Board of Directors, its officers and certain other employees.  These grants will vest ratably over three years.  The grant date fair value of these options, estimated using the Black-Scholes-Merton multiple-option pricing valuation model, was $6.76 per share.  This fair value was estimated at the date of grant with the following assumptions for 2008: risk-free interest rate of 3.26%, dividend yield of 0.0%, expected volatility of the Company’s common stock of 50.0% and expected life of the options of 5.0 years.  Total expense to be recognized over the vesting period, net of expected annual forfeitures of 4%, is $1,847.

In January 2008, the Company awarded 109 shares of restricted stock to certain officers and members of the Board of Directors.  Using the straight-line method, the fair value of $1,566 is being expensed ratably over the three-year vesting period.  The grant date fair value of these shares was $14.37 per share, which was the closing stock price on the date of grant.

During the three and six months ended June 30, 2008, the Company recognized $616 and $1,373, respectively, of share-based compensation expense, and $368 and $726 for the same periods of the prior year.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

9.  Share-Based Compensation – (Continued)

The following table provides certain information with respect to the Company’s stock options:

	Stock Options
	Shares	Weighted Average Exercise Price	Fair Value	Weighted Average Remaining Life	Aggregate Intrinsic Value

Outstanding at January 1, 2008	884	$12.69	$6,470
Granted	284	14.37	1,924
Exercised	(8)	8.05	(38)
Forfeited	(35)	14.62	(285)
Outstanding at June 30, 2008	1,125	$13.09	$8,071	7.4 years	$-
Options exercisable at June 30, 2008	614	$12.05	$4,685	6.1 years	$-

The following table provides certain information with respect to the Company’s restricted stock:

	Restricted Stock
	Shares	Fair Value

Unvested at January 1, 2008	163	$1,827
Granted	109	1,566
Vested	(74)	(753)
Forfeited	(6)	(89)
Unvested at June 30, 2008	192	$2,551

10. Income Taxes

The Company incurred an income tax benefit for the three and six months ended June 30, 2008 of $1,702 and $277, respectively.  As discussed in Note 11, the Company recorded an impairment loss of $8,675 on its portfolio of ARS during the three months ended June 30, 2008.  This impairment charge represents a capital loss for the Company.  The Company has recorded a full valuation allowance against the tax benefit associated with this loss, as the Company does not expect to generate capital gains in the carryforward period against which the loss could be applied.  The full impact of this non-taxable loss was recorded during the three months ended June 30, 2008.   As a result, the Company’s effective tax rate for the three and six months ended June 30, 2008 significantly decreased to 12.9% and 3.1%, respectively.

The Company is currently under audit by the Internal Revenue Service (“IRS”) for the tax years 2003 through 2005.  In May 2007, the IRS proposed certain adjustments to the Company’s positions related to various exam matters.  The Company submitted a protest to the IRS with respect to the adjustments and has begun the administrative appeals process.  Should the IRS prevail on these adjustments, the impact on the Company could be significant.  The Company believes the potential tax exposure related to the items the IRS has focused on during its examinations would not exceed $35,000, plus penalties of $9,747.  The Company has reserved for $16,515 of this exposure.  The Company believes that it has provided sufficiently for all audit exposures; however, future earnings, cash flow and liquidity could be materially affected should it receive adverse rulings on the items under review.  Settlement of this audit or the expiration of the statute of limitations on the assessment of income taxes for any tax year may also result in a change in future tax provisions.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

11. Investments

At June 30, 2008, the Company’s investment portfolio included ARS, with fair values of $127,425, net of recognized losses of $8,675.  As of December 31, 2007, the Company’s investment portfolio was $186,850.

Because of the unprecedented events in the ARS market, the Company cannot predict when liquidity in the ARS market will return.  Although the Company believes its securities continue to represent good investments due to the credit ratings of the underlying investments, for a variety of reasons, including record high fuel prices, uncertainty within the airline industry, and a general softening of the US economy, the Company may choose to sell some of its ARS portfolio before liquidity in the ARS market returns.  As a result, the Company has determined that the decline in value of its ARS portfolio is other-than-temporary, and may not recover before the investment is sold.  Therefore, the Company, on a specific identification basis, recorded an impairment charge of $8,675 during the three and six months ended June 30, 2008 to reflect the decline in value of these securities.  This loss is included in nonoperating expense in the Company’s condensed consolidated statements of income.  The Company will continue to evaluate the value of its ARS portfolio, and may record future additional losses through earnings if the Company determines that the fair value of its ARS portfolio has declined further.

12.  Commitments and Contingencies

Mesaba. As previously disclosed, the Company was entitled to a claim resulting from Mesaba’s bankruptcy filing.  In 2006, the Company entered into an assignment of claim agreement with Goldman Sachs Credit Partners, L.P. (the “Goldman Agreement”).  At that time, the Company received 80% of the purchase price based on the claim amount set forth in the Company’s original proof of claim.  During the three months ended June 30, 2008, the final allowed amount of the claim was determined and the claim was settled with no material effect to the Company’s financial statements.

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

Purchase Commitments. The Company has contractual obligations and commitments primarily related to future purchases of aircraft, payment on debt and lease obligations.  The Company’s firm orders and options to purchase aircraft as of June 30, 2008 were as follows:

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

12.  Commitments and Contingencies – (Continued)

	Firm	Firm Cancelable	Options	Total
Q400
2008	2	-	-	2
2009	-	-	-	-
2010	-	8	4	12
2011	-	2	16	18
Total Q400	2	10	20	32

CRJ-900
2008	2	-	-	2
2009	5	-	-	5
Total CRJ-900	7	-	-	7

Total	9	10	20	39

Firm cancelable aircraft are aircraft that are on firm order, but for which the Company has the right of cancellation without penalty prior to December 2008.  During July 2008, the Company and Bombardier agreed to defer the decision date related to exercising the Company’s options for Q400 aircraft and the date for canceling firm cancelable aircraft orders.  For further information on CRJ-900 and Q400 aircraft, see Note 2.

The Company makes pre-delivery payments to the aircraft manufacturer in advance of the aircraft’s delivery date.  During the three and six months ended June 30, 2008, the Company paid pre-delivery payments of $3,247 and 4,867, respectively.  In July 2008, the remaining pre-delivery payments of $816 were paid.

The Company’s contractual obligations and commitments, which include future purchases of aircraft and engines, are approximately $94,000 for the remainder of 2008 and $123,000 in 2009.

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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

12.  Commitments and Contingencies – (Continued)

The Company is currently engaged in discussions with Northwest involving the interpretation of various components of the ASA.  The Company and Northwest have agreed to resolve these matters through arbitration.  The potential outcome of these disputed matters ranges from an annual increase in the payments received from Northwest of approximately $2,800 to a decrease in payments received from Northwest of as much as $4,800.  The Company and Northwest have not begun the arbitration proceedings, but plan to do so in the near future.  Adverse determinations in these matters could result in a loss to the Company of up to $9,500 for disputed amounts accruing through June 30, 2008.

13.  Segment Reporting

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

The following represents the Company’s segment data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues:
Pinnacle	$155,731	$149,119	$310,128	$292,773
Colgan	65,449	51,729	115,393	87,855
Eliminations	(26)	146	(26)	(84)
Consolidated	$221,154	$200,994	$425,495	$380,544

Operating income (loss):
Pinnacle	$15,405	$14,042	$27,638	$27,203
Colgan	(12,934)	780	(18,387)	444
Eliminations	-	-	-	-
Consolidated	$2,471	$14,822	$9,251	$27,647

The following represents the Company’s segment assets:

	June 30, 2008	December 31, 2007
Total assets:
Pinnacle	$490,198	$544,746
Colgan	270,841	144,183
Unallocated	260,748	19,659
Consolidated	$1,021,787	$708,588

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

  During the first six months of 2008, we continued to make significant changes to the operating fleets of our subsidiaries.  Pinnacle placed into service six CRJ-900 76-seat aircraft as a Delta Connection carrier, and removed from its Northwest Airlink operations 11 CRJ-200 50-seat aircraft, ending the quarter with 135 regional jets.  In February, Colgan began flying the next-generation Q400 turboprop 74-seat aircraft as a Continental Connection carrier.  As of June 30, 2008, Colgan operated 13 Q400 aircraft under its Continental capacity purchase agreement.  Colgan placed two additional Q400 aircraft into service in July.

For the three months ended June 30, 2008, the Company recorded consolidated operating revenue of $221.2 million, an increase of $20.2 million, or 10%, over the same period in 2007. Operating revenues of $425.5 million for the six months ended June 30, 2008 increased $45.0 million, or 12%, from operating revenues of $380.5 million for the same period in 2007.

Consolidated operating income and operating margin were $2.5 million and 1.1%, respectively, for the three months ended June 30, 2008.  Excluding special charges, consolidated operating income and operating margin  were $15.1 million and 6.8%, respectively, during the second quarter of 2008.  Consolidated operating income and operating margin were approximately $14.8 million and 7.4%, respectively, during the same period in 2007.  Consolidated operating income and operating margin were $9.3 million and 2.2%, respectively, for the six months ended June 30, 2008.  Excluding special charges, consolidated operating income and operating margin were $21.9 million and 5.2%, respectively, for the first six months of 2008.  Consolidated operating income and operating margin were approximately $27.6 million and 7.3%, respectively, during the same period in 2007.

Consolidated net loss and diluted loss per share for the three months ended June 30, 2008 were $(11.5) million and $(0.64), respectively. Consolidated net loss and loss per share for the six months ended June 30, 2008 were $(8.8) million and $(0.49), respectively. Excluding special charges, consolidated net income and EPS for the three months ended June 30, 2008 were $5.4 million and $0.30, respectively.  Excluding special charges, consolidated net income and EPS for the six months ended June 30, 2008 were $8.0 million and $0.45, respectively.

Outlook

General

We will continue to execute on our growth plan for the remainder of 2008 and 2009.  Since June 30, 2008, our Colgan subsidiary has taken delivery of the final two Q400 aircraft to be operated under our capacity purchase agreement (“CPA”) with Continental and placed them into service.  Our Pinnacle subsidiary has taken delivery of 11 of the 16 aircraft to be operated under its Delta Connection Agreement (“DCA”) with Delta, with nine currently placed in service.  Pinnacle and Delta recently agreed to defer the remaining in-service dates, with the remaining seven CRJ-900 entering service under the DCA in the first and second quarters of 2009.

During April 2008, Delta and Northwest announced intentions to merge, forming what would be the world’s largest airline.  The carriers have announced that they expect the merger to receive all necessary regulatory approvals and will be completed during the fourth quarter of 2008.  We do not believe that major airline industry consolidation will materially affect our current or prospective operations, as our capacity purchase agreements are relatively long-term and do not contain early termination provisions that could be triggered by consolidation.  In addition, we strive to maintain strong relationships with all of our partners, and we believe that we will continue to be an important part of our partners’ networks, with or without industry consolidation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outlook – (Continued)

    The airline industry is undergoing a major period of instability as a result of dramatic increases in the cost of fuel.  As of June 30, 2008, the price of crude oil had increased approximately 46% since the beginning of the year and approximately 97% over the past twelve months.  The industry has been unable to increase passenger revenue enough to offset the substantial increase in fuel costs.  Most major U.S. airlines have incurred significant losses during 2008, and several smaller airlines have filed for bankruptcy or liquidated since the beginning of 2008.  This instability has forced the entire industry to undergo a major transformation to develop a business model that can be sustained at high fuel prices.  Most major airlines have announced significant cuts in capacity to take place beginning in the second half of 2008.  Many are planning to cut regional airline capacity as well.  For example, Delta recently announced that it intended to decrease domestic capacity by 13% during the second half of 2008, and it is targeting to remove the equivalent of 100 regional aircraft by the end of 2008.

Regional jets use more fuel per seat than larger jets, which causes the profitability of regional jet markets to be more sensitive to changes in fuel costs.  Many industry experts believe that major airlines within the United States operate more 50-seat regional jets than can be supported by current economic conditions.  As our major airline partners restructure their operations to survive the fuel crisis, we expect them to review the relationships that they have with regional airlines, and we expect this to result in changes to these relationships.

In June, Delta gave notice to Pinnacle that it intended to terminate Pinnacle’s DCA for 16 CRJ-900 aircraft, citing failure to meet on-time performance requirements in the DCA.  Delta had previously given similar notice to terminate a capacity purchase agreement for 34 regional jets with another of its partners, citing failure to meet completion factor requirements.  We disputed Delta’s right to terminate the DCA, and we subsequently agreed with Delta to continue operating under the DCA with a deferral of the in-service dates for the remaining seven CRJ-900 aircraft that are not yet in service.  We expect all of our partners to increase their scrutiny of the operational and cost performance of their regional partners in light of ongoing industry conditions.  Although we were successful in keeping our DCA intact with Delta, a future attempt by Delta or an attempt by another of our partners to terminate one of our capacity purchase agreements would, if successful, have a material negative impact on our financial performance and liquidity.  We closely monitor the minimum required operational standards within all of our operating agreements, and, with the exception of the recently settled dispute with Delta, we believe we are currently in compliance with all of our major operating agreements.

We continue to own approximately $136.1 million par amount of auction rate securities (“ARS”).  Due to recent events in credit markets, these investments have become illiquid and have suffered a decline in fair value.  Because we believe this decline in value to be other-than-temporary, we recorded a loss of $8.7 million in the second quarter, which represents the difference between the par value and the fair value of our ARS.  Due to our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent assets on our condensed consolidated balance sheet at June 30, 2008 at their fair market value of $127.4 million.  We continue to earn interest on all of our ARS instruments.  As the market for our ARS portfolio changes, we may record additional losses to reflect their fair value.

While we wait for both the ARS market to rationalize and for investor demand to return, we have arranged for an $80 million margin loan facility (the “Credit Facility”) to be used to support our aircraft purchases and other working capital requirements, which we believe will be sufficient to supplement our cash flows from operations and meet our current liquidity needs.

Outlook for Pinnacle Airlines, Inc.

With the addition of the CRJ-900 aircraft, we believe Pinnacle is well positioned for additional growth opportunities as they materialize within the airline industry.  The CRJ-900 aircraft is the most cost efficient regional jet in its class, and the next-generation cabin interior provides a new level of customer comfort.  Although we expect our major airline customers to focus more on the current fuel crisis and associated capacity reductions during 2008, we do expect additional opportunities for 70-90 seat aircraft beyond 2008 as major airlines continue to rationalize their domestic networks.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outlook – (Continued)

    As part of the agreement with Delta to withdraw its attempted cancellation of Pinnacle’s DCA, we agreed to defer the in-service dates under the DCA for the remaining seven CRJ-900 aircraft to be delivered to Pinnacle.  The aircraft were previously scheduled to go into service between July 2008 and January 2009.  Under the amended DCA, the aircraft will go into service between January 2009 and May 2009.  Concurrently, we reached agreement with the aircraft manufacturer to defer delivery of five of the seven aircraft into 2009 to match the revised in-service dates under our DCA.  Two of the seven aircraft were delivered to Pinnacle in July 2008.  We plan to use these two aircraft to support our operations under the DCA until their in-service dates in January 2009.  However, we will incur approximately $2 million of interest, depreciation, insurance, and related costs until their January 2009 in-service dates that will not be reimbursed by Delta.

Certain elements of Pinnacle’s operating performance under its ASA with Northwest are measured over six month periods beginning each January and July.  Pinnacle must achieve certain goals for its completion factor, on-time performance, mishandled baggage ratio, and customer complaints during each six month period to earn incentive revenue under the ASA.  These metrics include some items outside of Pinnacle’s control, including cancellations and delays caused by weather or air traffic control.  Pinnacle’s performance during the first quarter of 2008 was below the ASA goals in most categories.  Pinnacle experienced severe winter weather in all of its hubs, and Pinnacle experienced an increase in cancellations and delays related to mechanical events during the period.  We estimated and recorded revenue reductions for lost incentive payments of approximately $2.5 million for the first quarter of 2008. Pinnacle’s performance during the second quarter of 2008 improved considerably, and as a result, we reduced the amount that we expect to pay Northwest related to performance goals for the six month period to $1.7 million.  This adjustment improved Pinnacle’s operating income by approximately $0.8 million during the second quarter.  We continue to place major emphasis on high operating and reliability standards at our Pinnacle subsidiary.

The collective bargaining agreement between Pinnacle and the Air Line Pilots Association (“ALPA”), the union representing Pinnacle’s pilots, has been amendable since April 2005.  We have met with ALPA, both with and without a mediator, many times since April 2005, but we have not reached an agreement for a new contract.  It is of utmost importance to us to reach an agreement with ALPA that is consistent with our company-wide philosophy of industry-average pay and benefits with enhanced employee productivity.  Wage rates for Pinnacle’s pilot group are currently approximately four to five percent below industry average, and a new collective bargaining agreement is expected to contain an increase in pay for Pinnacle’s pilots.  Such increase could be substantial, and may also include a substantial one-time signing bonus.  The increase in pay for Pinnacle’s pilots will likely reduce our profitability in future periods.  While Pinnacle intends to vigorously pursue obtaining a fair contract with ALPA, the timing of resolving this matter cannot be predicted.

We are currently engaged in discussions with Northwest involving various disputed payments under Pinnacle’s ASA, including items that relate to the period prior to commencement of the amended ASA in January 2007 and items that could affect our operating income in future periods.  The first item relates to a 2006 contractual adjustment to our block hour, departure, and fixed cost rates.  Our annual operating income could increase or decrease by approximately $2.8 million per year based upon differing interpretations of the relevant ASA terms.  The second issue involves the reclassification of certain airport and ground handling costs and related ASA revenue in a manner that could reduce the Company’s operating income in future periods by up to approximately $2.0 million per year.

We have agreed to arbitrate these issues with Northwest, and we expect the arbitration process to begin in the near future.  Adverse determinations in these matters could result in a loss to the Company of up to $9.5 million for disputed amounts through June 30, 2008.  We believe that we will prevail in these matters, and therefore, we do not believe a loss is probable at this time.  However, we may not be successful in resolving these disputes without reducing our future income, and/or without paying Northwest for some or all of the amount noted above.  We cannot currently predict the timing of the resolution of these matters.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outlook – (Continued)

Outlook for Colgan Air, Inc.

We recently agreed with Bombardier to convert the options and cancelable orders for 30 additional Q400 aircraft into options and cancelable orders for the next-generation cabin configuration version of the Q400 aircraft. The next generation version will contain modifications to enhance passenger comfort, including a new LED lighting system, new ceiling panels, scalloped side walls, and larger overhead bins. This next generation cabin configuration will not be available until 2010, and we have deferred the delivery dates for our 30 options and cancelable orders to take place between May 2010 and November 2011.  The exercise dates for the options and cancelable orders begin in December 2008.  We have received very positive feedback on the operating performance and customer acceptance of the Q400 fleet that we have added at Colgan, and we continue to discuss the possibility of new capacity purchase agreements with our major airline partners.  We believe that in the current high fuel cost environment, the Q400 is a very attractive, cost efficient alternative to regional jets of similar or smaller size.  Currently, however, most major airlines are reviewing their networks and undertaking steps to reduce capacity, including regional aircraft, to remove marginal flights that are not profitable at current fuel costs.  We believe there will be long-term demand for our services with the Q400 aircraft; however, we do not yet know whether we will exercise our options for delivery of any of the 30 Q400 aircraft.

Colgan has been operating Q400 aircraft under its CPA with Continental since February 2008.  Although we have not yet achieved the level of ongoing profitability that we expect under our CPA, our financial performance during this startup period has generally been in line with our expectations.  One key factor affecting Colgan’s Q400 financial performance that was not anticipated were penalties totaling $1.0 million that we paid to Continental related to delays in aircraft deliveries from the manufacturer.  Now that all 15 aircraft have been delivered, we expect Colgan’s financial performance related to the Q400 aircraft to continue to improve.  It is our intention to grow this component of Colgan’s business over time.

A large portion of Colgan’s operations are conducted under revenue pro-rate code-share agreements.  Under this type of agreement, we select our own routes, manage our fares and inventory of unsold seats, and incur all of the costs of operating and marketing our flights.  We market our flights under the brand of our code-share partners, and we pro-rate the revenue from passengers who purchase a connecting ticket between flight segments operated by us and our partners.  Under this type of flying, we bear the risk of changes in the pricing structure and demand for travel in markets we serve, and we bear the risk of changes in fuel prices.  The unprecedented increase in fuel costs over the past 12 months has significantly affected Colgan’s pro-rate operations.  Colgan experienced an operating loss inclusive of goodwill impairment and other special charges of $18.4 million during the first half of 2008.  As a result, we have created a plan to significantly reduce the scope of Colgan’s pro-rate operations, and to create a sustainable route structure at current fuel prices for the remaining pro-rate network.  Some of the key tenets of the turn-around plan are:

▪
Retirement of ten Saab 340 aircraft and the remaining five Beech 1900 aircraft from the US Airways and United pro-rate operations.  This fleet reduction will also result in the elimination of 12 markets currently served.   We expect these Saab aircraft to be removed from service during October 2008.  The majority of the ten Saab aircraft are leased and will be returned to lessors at the current expiration of their leases, through January 2009.  We recorded $2.1 million of lease return costs in the second quarter of 2008 and expect to record $1.3 million in lease return costs during the third quarter of 2008 prior to their removal from service during October 2008.  We intend to market for sale two owned Saab aircraft as part of the retirement program.  After completion of the retirement of these ten Saab 340 aircraft, Colgan will operate a fleet of 30 Saab aircraft in its pro-rate operations, a decrease of 15 aircraft from the 40 Saab and five Beech 1900 aircraft currently operated.

▪
Increased subsidy under the Federal Essential Air Service (“EAS”) program.  We applied for changes in 13 of the 15 markets that we serve under the EAS program to offset the increase in fuel costs.  We were awarded service in seven of these markets with an increased subsidy total of approximately $4 million annually.  Colgan will also reduce capacity in four of these markets, further reducing Colgan’s operating costs.  The Department of Transportation (“DOT”) accepted competing bids in four of the remaining six markets, and Colgan will exit these markets in October 2008 as part of the planned fleet reduction indicated above.  The DOT has not acted upon applications in the remaining two markets.  Assuming Colgan receives authority to continue operations in these two markets, Colgan will operate in 11 EAS markets after giving effect to these changes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outlook – (Continued)

▪
The transition of nine markets from Pittsburgh under Colgan’s US Airways code-share agreement to Washington/Dulles airport under Colgan’s United code-share agreement. Washington/Dulles is a larger hub airport than Pittsburgh with substantially more connecting opportunities for our passengers.  This transition was completed during the first quarter of 2008, and Colgan has seen an improvement in the revenue performance of these markets.

▪
Discussions with United Airlines to jointly reduce certain costs that Colgan incurs at Washington/Dulles as a United Express carrier.  Reducing certain distribution and ground handling costs or otherwise supplementing Colgan’s revenue in its United Express markets is a key component of maintaining its operations at Washington/Dulles.  If United and Colgan are unable to reduce these costs, Colgan may exit additional markets currently operated under the United Express brand.

▪
The addition of Colgan’s new maintenance base at Washington/Dulles, where Colgan maintains a significant presence operating as United Express.  This location will eliminate ferry flights from Colgan’s existing maintenance facilities, reducing operating costs.  In addition, to both reduce Colgan’s maintenance costs through improved productivity and increase the utilization of its Saab fleet, Colgan has undertaken an effort to streamline its maintenance operations by reducing the number of stations where it maintains line maintenance presence.

These actions could result in additional significant one-time costs.  Such steps could involve removing additional leased aircraft from service and returning them to third party lessors in advance of lease expirations, removing and remarketing owned Saab aircraft, selling or disposing of Colgan’s inventory of Saab parts, and potentially furloughing or retraining employees. We recorded $2.1 million in fleet retirement costs during the second quarter related to expected maintenance costs on leased aircraft that we will perform prior to returning the aircraft to the lessors, and we expect to incur an additional $1.3 million of such costs in the third quarter of 2008. In addition to the goodwill impairment charge, as discussed in Note 3 in Item 1 of this Form 10-Q, additional reductions in the size and scope of our pro-rate code-share operations, could result in future write-downs of the carrying value of Colgan’s pro-rate related tangible and intangible assets.  As of June 30, 2008, Colgan's intangible assets had a balance of approximately $4 million.

We believe that the significant measures contained within our turn-around plan will eliminate or significantly reduce the annual operating losses that Colgan is experiencing in its pro-rate operations at the current cost of fuel.  However, the initiatives we implement may not improve Colgan’s performance enough to restore profitability.  We may not be able to reduce Colgan’s fixed overhead costs commensurately with the significant reductions in service that we are planning.  In addition, decreases in unit revenue or increases in the price of fuel may further deteriorate Colgan’s financial performance.  We will likely incur a significant loss on Colgan’s pro-rate operations for the full year of 2008.

Colgan’s financial performance under its pro-rate agreements is also subject to seasonal fluctuations.  Colgan has historically reported lower unit revenue during the first and fourth quarters each year when demand for air travel declines, and reported higher unit revenue during the second and third quarters each year when air travel demand is higher.  We expect this seasonality to continue to affect Colgan’s pro-rate financial results in future periods.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following represents our results of operations, by segment and consolidated, for the three and six months ended June 30, 2008.  A discussion of our results of operations as compared to the same periods in 2007 follows.

	Three Months Ended June 30, 2008
	Pinnacle	Colgan	Overhead/ Eliminations	Consolidated
	(in thousands)
Operating revenues
Regional airline services	$153,619	$65,394	$-	$219,013
Other	2,112	55	(26)	2,141
Total operating revenues	155,731	65,449	(26)	221,154

Operating expenses
Salaries, wages and benefits	42,957	14,190	-	57,147
Aircraft fuel	-	14,899	-	14,899
Aircraft maintenance, materials and repairs	11,663	12,031	-	23,694
Aircraft rentals	30,567	1,940	-	32,507
Other rentals and landing fees	13,015	4,357	-	17,372
Ground handling services	20,522	3,176	(26)	23,672
Commissions and passenger related expense	1,643	5,784	-	7,427
Depreciation and amortization	3,364	3,240	-	6,604
Other	16,595	6,147	-	22,742
Impairment of goodwill and other charges	-	12,619	-	12,619
Total operating expenses	140,326	78,383	(26)	218,683

Operating income (loss)	15,405	(12,934)	-	2,471

Operating margin	9.9%	(19.8)%	-	1.1%

Nonoperating income (expense)
Interest income				1,724
Interest expense				(8,821)
Impairment of auction rate securities				(8,675)
Miscellaneous income, net				148
Total nonoperating expense				(15,624)
Loss before income taxes				(13,153)
Income tax benefit				1,702
Net loss				$(11,451)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – (Continued)

	Six Months Ended June 30, 2008
	Pinnacle	Colgan	Overhead/ Eliminations	Consolidated
	(in thousands)
Operating revenues
Regional airline services	$304,871	$115,301	$-	$420,172
Other	5,257	92	(26)	5,323
Total operating revenues	310,128	115,393	(26)	425,495

Operating expenses
Salaries, wages and benefits	85,382	27,091	-	112,473
Aircraft fuel	-	26,772	-	26,772
Aircraft maintenance, materials and repairs	23,540	22,002	-	45,542
Aircraft rentals	62,157	3,871	-	66,028
Other rentals and landing fees	25,538	7,311	-	32,849
Ground handling services	44,025	7,062	(26)	51,061
Commissions and passenger related expense	3,575	10,678	-	14,253
Depreciation and amortization	5,744	5,236	-	10,980
Other	32,529	11,138	-	43,667
Impairment of goodwill and other charges	-	12,619	-	12,619
Total operating expenses	282,490	133,780	(26)	416,244

Operating income (loss)	27,638	(18,387)	-	9,251

Operating margin	8.9%	(15.9)%	-	2.2%

Nonoperating income (expense)
Interest income				4,038
Interest expense				(13,663)
Impairment on auction rate securities				(8,675)
Miscellaneous expense, net				(26)
Total nonoperating expense				(18,326)
Loss before income taxes				(9,075)
Income tax benefit				277
Net loss				$(8,798)

The following reconciles Colgan’s operating income and operating margin and our consolidated operating income, operating margin, net income and diluted earnings (loss) per share (“EPS”) as reported in accordance with generally accepted accounting principles (“GAAP”) for the three and six months ended June 30, 2008 and 2007 to non-GAAP measures excluding special charges related to the impairment of Colgan’s goodwill and intangible assets, Colgan’s lease return costs and the impairment of auction rate securities in 2008, and the loss on the sale of our unsecured claim in the second quarter of 2007. We believe that this information is useful as it indicates more clearly our comparative results.  None of this information should be considered a substitute for any measures prepared in accordance with GAAP.  We have included this reconciliation of non-GAAP financial measures to our most comparable GAAP financial measures included herein.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – (Continued)

	Three Months Ended June 30,
	2008	2007	% Increase (Decrease)
	(in thousands, except per share data)
Consolidated operating income:
Operating income in accordance with GAAP	$2,471	$14,822	(83)%
Add: Impairment of goodwill and other charges	12,619	-	100%
Non-GAAP operating income	$15,090	$14,822	2%

Consolidated operating margin:
Operating margin in accordance with GAAP	1.1%	7.4%	(6.3) pts.
Add: Impairment of goodwill and other charges	5.7%	-	5.7 pts.
Non-GAAP operating margin	6.8%	7.4%	(0.6) pts.

Net (loss) income:
Net (loss) income in accordance with GAAP	$(11,451)	$7,662	(249)%
Add: Impairment of goodwill and other charges, net of tax	8,139	-	100%
Add: Impairment of auction rate securities	8,675	-	100%
Add: Loss on sale of unsecured claim, net of tax	-	2,644	(100)%
Non-GAAP net income	$5,363	$10,306	(48)%

Diluted earnings (loss) per share:
Diluted earnings (loss) per share in accordance with GAAP	$(0.64)	$0.32	(300)%
Add: Impairment of goodwill and other charges, net of tax	0.45	-	100%
Add: Impairment of auction rate securities	0.49	-	100%
Add: Loss on sale of unsecured claim, net of tax	-	0.11	(100)%
Non-GAAP diluted earnings per share	$0.30	$0.43	(30)%

	Six Months Ended June 30,
	2008	2007	% Increase (Decrease)
	(in thousands, except per share data)
Consolidated operating income:
Operating income in accordance with GAAP	$9,251	$27,647	(67)%
Add: Impairment of goodwill and other charges	12,619	-	100%
Non-GAAP operating income	$21,870	$27,647	(21)%

Consolidated operating margin:
Operating margin in accordance with GAAP	2.2%	7.3%	(5.1) pts.
Add: Impairment of goodwill and other charges	3.0%	-	3.0 pts.
Non-GAAP operating margin	5.2%	7.3%	(2.1) pts.

Net income:
Net (loss) income in accordance with GAAP	$(8,798)	$17,027	(152)%
Add: Impairment of goodwill and other charges, net of tax	8,139	-	100%
Add: Impairment of auction rate securities	8,675	-	100%
Add: Loss on sale of unsecured claim, net of tax	-	2,635	(100)%
Non-GAAP net income	$8,016	$19,662	(59)%

Diluted EPS:
Diluted earnings (loss) per share in accordance with GAAP	$(0.49)	$0.70	(170)%
Add: Impairment of goodwill and other charges, net of tax	0.45	-	100%
Add: Impairment of auction rate securities	0.49	-	100%
Add: Loss on sale of unsecured claim, net of tax	-	0.11	(100)%
Non-GAAP diluted earnings per share	$0.45	$0.81	(44)%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – (Continued)

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2008 compared to the same periods in 2007.  The acquisition of Colgan was completed on January 18, 2007.  As such, the data presented for Colgan includes the period from the acquisition date through June 30, 2007, which represents approximately 90% of the six months ended June 30, 2007.

Consolidated and Segmented Results of Operations

Consolidated

Operating Statistics

	Pinnacle Airlines Corp. Consolidated
	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Other Data:
Revenue passengers (in thousands)	3,389	3,058	11%	6,253	5,528	13%
Revenue passenger miles (in thousands)	1,436,388	1,310,470	10%	2,624,389	2,368,071	11%
Available seat miles (in thousands)	1,890,857	1,693,208	12%	3,565,313	3,244,434	10%
Passenger load factor	76.0%	77.4%	(1.4) pts.	73.6%	73.0%	0.6 pts.
Block hours	152,542	140,630	8%	297,737	272,733	9%
Departures	99,794	96,308	4%	192,573	181,161	6%
Number of operating aircraft (end of period)	193	191	1%
Employees	5,680	5,280	8%

Operating Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(in thousands)
Operating revenues
Regional airline services	$219,013	$198,480	$20,533	10%	$420,172	$375,425	$44,747	12%
Other	2,141	2,514	(373)	(15)%	5,323	5,119	204	4%
Total operating revenues	$221,154	$200,994	$20,160	10%	$425,495	$380,544	$44,951	12%

    Operating revenues of $221.2 million for the three months ended June 30, 2008 increased $20.2 million, or 10%, from operating revenues of $201.0 million for the same period in 2007.  Operating revenues of $425.5 million for the six months ended June 30, 2008 increased $45.0 million, or 12%, from operating revenues of $380.5 million for the same period in 2007.  This increase is primarily related to changes in the size and type of aircraft operated.  At our Pinnacle subsidiary, as of June 30, 2008 we operated 13 fewer CRJ-200s under our capacity purchase agreement with Northwest, but added to our fleet nine of the larger CRJ-900s under our capacity purchase agreement with Delta.  At our Colgan subsidiary, we operated two fewer Saab 340s and five fewer Beech 1900s under pro-rate agreements, while adding 13 Q400 aircraft under the capacity purchase agreement with Continental.  Primarily as a result of our fleet growth, available seat miles (“ASMs”) for the three and six months ended June 30, 2008 increased by approximately 12% and 10%, respectively, and block hours increased by approximately 8% and 9%, respectively, compared to the same periods in the previous year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations – (Continued)

Operating and Nonoperating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(in thousands)
Operating expenses
Salaries, wages and benefits	$57,147	$50,261	$6,886	14%	$112,473	$97,562	$14,911	15%
Aircraft fuel	14,899	9,512	5,387	57%	26,772	15,933	10,839	68%
Aircraft maintenance, materials and repairs	23,694	23,345	349	1%	45,542	41,439	4,103	10%
Aircraft rentals	32,507	35,306	(2,799)	(8)%	66,028	69,029	(3,001)	(4)%
Other rentals and landing fees	17,372	15,061	2,311	15%	32,849	28,971	3,878	13%
Ground handling services	23,672	23,873	(201)	(1)%	51,061	47,965	3,096	6%
Commissions and passenger related expense	7,427	6,741	686	10%	14,253	11,566	2,687	23%
Depreciation and amortization	6,604	2,318	4,286	185%	10,980	4,372	6,608	151%
Other	22,742	19,755	2,987	15%	43,667	36,060	7,607	21%
Impairment of goodwill and other charges	12,619	-	12,619	100%	12,619	-	12,619	100%
Total operating expenses	218,683	186,172	32,511	17%	416,244	352,897	63,347	18%

Operating income	2,471	14,822	(12,351)	(83)%	9,251	27,647	(18,396)	(67)%

Operating margin	1.1%	7.4%	(6.3) pts.		2.2%	7.3%	(5.1) pts.

Nonoperating (expense) income
Interest income	1,724	2,882	(1,158)	(40)%	4,038	5,947	(1,909)	(32)%
Interest expense	(8,821)	(2,907)	(5,914)	203%	(13,663)	(4,981)	(8,682)	174%
Impairment of auction rate securities	(8,675)	-	(8,675)	100%	(8,675)	-	(8,675)	100%
Loss on sale of unsecured claim	-	(4,144)	4,144	(100)%	-	(4,144)	4,144	(100)%
Miscellaneous income (expense), net	148	318	(170)	(53)%	(26)	336	(362)	(108)%
Total nonoperating expense	(15,624)	(3,851)	(11,773)	306%	(18,326)	(2,842)	(15,484)	545%
Income (loss) before income taxes	(13,153)	10,971	(24,124)	(220)%	(9,075)	24,805	(33,880)	(137)%
Income tax benefit (expense)	1,702	(3,309)	5,011	(151)%	277	(7,778)	8,055	(104)%
Net (loss) income	$(11,451)	$7,662	$(19,113)	(249)%	$(8,798)	$17,027	$(25,825)	(152)%

Operating Expenses

Operating expenses increased by $32.5 million and 17% during the three months ended June 30, 2008 and by $63.3 million and 18% during the six months ended June 30, 2008, primarily due to increases in block hours and departures.  In addition, operating expenses increased as a result of increased fuel prices related to our pro-rate operations, higher depreciation expense following the addition of the recently purchased CRJ-900 and Q400 aircraft,  impairment of Colgan’s goodwill and intangibles, Colgan’s lease return costs, and increased compensation expense resulting from the 8% increase in headcount related to the growth of our business.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations – (Continued)

Nonoperating Expense

Net nonoperating expense of $15.6 million for the three months ended June 30, 2008 increased by approximately $11.8 million over net nonoperating expense of $3.9 million during the same period in 2007.  Net nonoperating expense of $18.3 million for the six months ended June 30, 2008 increased by $15.5 million over net nonoperating expense of $2.8 million during the same period in 2007.  This increase is attributable to the $8.7 million impairment charge on our portfolio of auction rate securities.  In addition, interest income decreased $1.2 million and $1.9 million, resulting from a lower average investments balance compared to the same period of 2007.  Interest expense increased by $5.9 million and $8.7 million, primarily attributable to the financing of the new CRJ-900 and Q400 aircraft in our fleet.  The $4.1 million loss on the sale of our unsecured claim in the Northwest bankruptcy incurred in the second quarter of 2007 offsets these increases.

Second quarter 2008 interest expense also includes $0.4 million in current period interest costs related to the ineffectiveness portion of interest rate hedges under our interest rate hedging program.  The remaining two unsettled interest rate hedges are expected to be settled during the third and fourth quarter of 2008.

Income Tax Expense

For the three and six months ended June 30, 2008, our income tax expense decreased by $5.0 million and $8.1 million, respectively, primarily related to the decrease in pre-tax income as compared to the same periods in 2007.  Our effective tax rate for the three and six months ended June 30, 2008 decreased significantly, primarily related to the previously discussed $8.7 million impairment loss on our ARS recorded in the second quarter.  Because this capital loss cannot be used to reduce our ordinary taxable income, and because we expect no capital gains during the carryforward period against which the loss could be applied, we expect to receive no tax benefit related to this charge.  This non-taxable loss was the primarily cause of the decrease in our effective tax rate to 12.9% for the three months ended June 30, 2008.

Pinnacle

Operating Statistics

	Pinnacle Airlines, Inc.
	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Other Data:
Revenue passengers (in thousands)	2,726	2,643	3%	5,151	4,841	6%
Revenue passenger miles (in thousands)	1,287,429	1,233,335	4%	2,386,709	2,240,500	7%
Available seat miles (in thousands)	1,622,264	1,532,510	6%	3,116,125	2,965,558	5%
Passenger load factor	79.4%	80.5%	(1.1) pts.	76.6%	75.6%	1.0 pts.
Operating revenue per available seat mile (in cents)	9.60	9.73	(1)%	9.95	9.87	1%
Operating cost per available seat mile (in cents)	8.65	8.81	(2)%	9.07	8.96	1%
Operating revenue per block hour	$1,390	$1,358	2%	$1,384	$1,350	3%
Operating cost per block hour	$1,252	$1,230	2%	$1,260	$1,225	3%
Block hours	112,051	109,810	2%	224,112	216,823	3%
Departures	67,810	67,265	1%	133,789	131,228	2%
Average daily utilization (block hours)	8.97	8.68	3%	8.91	8.81	1%
Average stage length (miles)	468	461	2%	461	459	-%

Number of operating aircraft (end of period)
CRJ-200	126	139	(9)%
CRJ-900	9	-	100%
Employees (end of period)	4,144	4,015	3%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pinnacle and Segmented Results of Operations – (Continued)

Operating Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(in thousands)
Operating revenues
Regional airline services
Northwest	$145,457	$146,662	$(1,205)	(1)%	$292,898	$287,756	$5,142	2%
Delta	8,162	-	8,162	100%	11,973	-	11,973	100%
Other	2,112	2,457	(345)	(14)%	5,257	5,017	240	5%
Total operating revenues	$155,731	$149,119	$6,612	4%	$310,128	$292,773	$17,355	6%

Regional Airline Services

Regional airline services revenue increased by 5% and 6%, respectively, during the three and six months ended June 30, 2008 as compared to the same periods in 2007.  These increases were primarily related to the addition of the larger 76-seat CRJ-900 aircraft to our fleet, partially offset by the return of several smaller 50-seat CRJ-200 aircraft to Northwest.  These fleet changes caused ASMs to increase 6% and 5%, respectively, over the same periods in 2007.

During the three and six months ended June 30, 2008, we added three and eight CRJ-900 aircraft, respectively, to our new Delta Connection operations, which began December 1, 2007.  Revenue earned under the DCA was approximately $8.2 million and $12.0 million for the three and six months ended June 30, 2008, respectively.

Revenue earned under our ASA with Northwest was negatively affected by the return of several CRJ-200 aircraft pursuant to the terms of our ASA with Northwest and positively affected by an inflation index adjustment in the ASA rates.  During the three and six months ended June 30, 2008, we operated 9% fewer CRJ-200 aircraft, respectively, than the same periods in 2007.  Revenue also decreased by $3.3 million and $5.7 million for the three and six months as compared to the same periods in 2007 as a result of a change in reimbursable expenses under the ASA.

In addition, Pinnacle’s operating performance for the first six months of 2008 was below incentive levels contained in our ASA with Northwest.  Specifically, to obtain full payment for regional airline services provided under the ASA, Pinnacle is required to maintain certain levels of completed flights, on-time performance, mishandled baggage performance, and customer complaints over six month periods from January 1 to June 30 and July 1 to December 31 of each year.  During the first quarter of 2008, Pinnacle’s operating performance was affected by severe winter weather and by an increase in the number of operational maintenance events.  As a result, we recorded a $2.5 million performance-related reduction of revenue in the first quarter of 2008 as an estimate of the incentive revenue we believed would be unearned during the first quarter of 2008.  However, operating performance greatly improved during the second quarter of 2008 and the amount of the performance-related reduction of revenue to be for the first six months of 2008 was actually $1.7 million.  As a result, we increased regional airline services revenue by $0.8 million in the second quarter of 2008 to adjust the amount owed to Northwest.

Other Revenue

Other revenue for the three months ended June 30, 2008 of $2.1 million decreased $0.4 million, or 14%, from other revenue of $2.5 million for the same period in 2007.  This decrease was primarily related to a decline in revenue earned from providing ground handling services to Northwest at its Memphis hub.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pinnacle and Segmented Results of Operations – (Continued)

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(in thousands)
Operating expenses
Salaries, wages and benefits	$42,957	$38,193	$4,764	12%	$85,382	$76,825	$8,557	11%
Aircraft maintenance materials and repairs	11,663	12,907	(1,244)	(10)%	23,540	24,039	(499)	(2)%
Aircraft rentals	30,567	32,925	(2,358)	(7)%	62,157	64,777	(2,620)	(4)%
Other rentals and landing fees	13,015	12,433	582	5%	25,538	24,403	1,135	5%
Ground handling services	20,522	20,766	(244)	(1)%	44,025	42,137	1,888	4%
Commissions and passenger related expense	1,643	1,361	282	21%	3,575	2,592	983	38%
Depreciation and amortization	3,364	1,115	2,249	202%	5,744	2,196	3,548	162%
Other	16,595	15,377	1,218	8%	32,529	28,601	3,928	14%
Total operating expenses	140,326	135,077	5,249	4%	282,490	265,570	16,920	6%

Operating income	$15,405	$14,042	$1,363	10%	$27,638	$27,203	$435	2%

Operating margin	9.9%	9.4%	0.5 pts.		8.9%	9.3%	(0.4) pts.

Salaries, wages and benefits increased by $4.8 million and 12% for the three months ended June 30, 2008 and $8.6 million and 11% for the six months ended June 30, 2008, as compared to the same periods in 2007.   These increases were due primarily to the increase in the average number of employees of 3%, coupled with wage rate and benefit increases for existing employees.

Aircraft maintenance, materials and repairs expenses decreased by $1.2 million and 10% and $0.5 million and 2% for the three and six months ended June 30, 2008, as compared to the same periods in 2007.  This decrease was primarily related to decreased costs associated with timing differences in the number of heavy airframe maintenance checks performed on our CRJ-200 aircraft.  The remaining variance is attributable to maintenance costs reimbursable under the ASA.

Aircraft rentals expense decreased $2.4 million and $2.6 million during the three and six months ended June 30, 2008 as compared to the same periods in 2007.  These decreases relate to the 7% and 3% fewer average number of leased CRJ-200 aircraft, which are leased from Northwest, during 2008 as compared to 2007.

Depreciation and amortization expense increased by $2.2 million and $3.5 million, respectively, for the three and six months ended June 30, 2008.  This is primarily related to $1.8 million and $2.6 million, respectively, in depreciation expense incurred related to our new CRJ-900 aircraft added during 2008 to Pinnacle’s operating fleet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Colgan

Operating Statistics
	Colgan Air, Inc.
	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Other Data:
Revenue passengers (in thousands)	663	415	60%	1,102	687	60%
Revenue passenger miles (in thousands)	148,959	77,135	93%	237,680	127,571	86%
Available seat miles (in thousands)	268,593	160,698	67%	449,188	278,876	61%
Passenger load factor	55.5%	48.0%	7.5 pts.	52.9%	45.7%	7.2 pts.
Operating revenue per available seat mile (in cents)	24.37	32.19	(24)%	25.69	31.50	(18)%
Operating cost per available seat mile (in cents)	29.18	31.70	(8)%	29.78	31.34	(5)%
Operating cost per available seat mile (in cents) (excluding impairment of goodwill and other charges)	24.48	31.70	(23)%	26.97	31.34	(14)%
Operating revenue per block hour	$1,616	$1,678	(4)%	$1,567	$1,571	-%
Operating cost per block hour	$1,936	$1,653	17%	$1,817	$1,563	16%
Operating cost per block hour (in cents) (excluding impairment of goodwill and other charges)	$1,624	$1,653	(2)%	$1,646	$1,563	5%
Block hours	40,491	30,820	31%	73,625	55,910	32%
Departures	31,984	29,043	10%	58,784	49,933	18%
Average daily utilization (block hours)	7.76	6.50	19%	7.56	6.65	14%
Average stage length (miles)	211	185	14%	203	184	10%
Fuel consumption (in thousands of gallons)	3,931	4,299	(9)%	7,617	8,124	(6)%
Average price per gallon	3.79	2.25	69%	3.51	2.15	63%

Number of operating aircraft (end of period)
Saab 340	40	42	(5)%
Beech 1900	5	10	(50)%
Q400	13	-	100%
Employees	1,427	1,183	21%

Operating Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	%Change	2008	2007	$ Change	% Change
	(in thousands)
Operating revenues
Regional airline services:
Pro-rate and EAS	$53,565	$51,818	$1,747	3%	$100,320	$87,669	$ 12,651	14%
Capacity purchase agreement	11,829	-	11,829	100%	14,981	-	14,981	100%
Other	55	(89)	144	(162)%	92	186	(94)	(51)%
Total operating revenues	$65,449	$51,729	$13,720	27%	$115,393	$87,855	$ 27,538	31%

Regional Airline Services

Regional airline services revenue for the three months ended June 30, 2008 of $65.4 million increased $13.6 million, or 26%, from regional airline services revenue of $51.8 million for the same period in 2007.  Regional airline services revenue for the six months ended June 30, 2008 of $115.3 million increased $27.6 million, or 32%, from regional airline services revenue of $87.7 million for the same period in 2007.  The primary reason for this increase is the addition of the revenue earned under our new CPA with Continental.  Revenue earned under the CPA was $11.8 million and $15.0 million for the three and six months ended June 30, 2008, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Colgan and Segmented Results of Operations – (Continued)

    Revenue earned under our pro-rate and Essential Air Service (“EAS”) agreements increased by $1.7 million and $12.7 million during the three and six months ended June 30, 2008.  Average fares increased by 14% and 8% during the three and six months ended June 30, 2008, as compared to the same periods in 2007.  In addition, revenue under our pro-rate agreements during the six months ended June 30, 2007 excludes revenue prior to our acquisition of Colgan on January 18, 2007. The increase in revenue earned under our pro-rate agreements for the six months ended June 30, 2008 primarily related to recording regional airline service revenue for a full six month period in 2008.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(in thousands)
Operating expenses
Salaries, wages and benefits	$14,190	$12,068	$2,122	18%	$27,091	$20,737	$6,354	31%
Aircraft fuel	14,899	9,512	5,387	57%	26,772	15,933	10,839	68%
Aircraft maintenance, materials and repairs	12,031	10,438	1,593	15%	22,002	17,630	4,372	25%
Aircraft rentals	1,940	2,381	(441)	(19)%	3,871	4,252	(381)	(9)%
Other rentals and landing fees	4,357	2,628	1,729	66%	7,311	4,568	2,743	60%
Ground handling services	3,176	3,107	69	2%	7,062	5,828	1,234	21%
Commissions and passenger related expense	5,784	5,380	404	8%	10,678	8,974	1,704	19%
Depreciation and amortization	3,240	1,203	2,037	169%	5,236	2,176	3,060	141%
Other	6,147	4,232	1,915	45%	11,138	7,313	3,825	52%
Impairment of goodwill and other charges	12,619	-	12,619	100%	12,619	-	12,619	100%
Total operating expenses	78,383	50,949	27,434	54%	133,780	87,411	46,369	53%

Operating income	$(12,934)	$780	$(13,714)	(1,758)%	$(18,387)	$444	$(18,831)	(4,241)%

Operating margin	(19.8)%	1.5%	(21.3) pts.		(15.9)%	0.5%	(16.4) pts.

Salaries, wages and benefits increased by $2.1 million and 18% and $6.4 million and 31% during the three and six months ended June 30, 2008.  Excluding the effect of the previously discussed change in time periods presented, this expense increased primarily due to the increase in the average number of employees of 21%, largely attributed to the growth of Colgan’s operating fleet, as well as wage rate and benefit increases for existing employees.

Aircraft fuel expense increased $5.4 million, or 57%.  This expense increased primarily due to the increase in fuel costs.  Colgan’s average price paid per gallon increased 69% and 63%, respectively, during the three and six months ended June 30, 2008 as compared to the same periods in 2007.  Offsetting this increase was a decrease in the amounts of gallons consumed from the retirement of seven of our Saab and Beech aircraft since June 30, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Colgan and Segmented Results of Operations – (Continued)

Aircraft maintenance, materials and repairs expense increased by $1.6 million and 15% for the three months ended June 30, 2008 and $4.4 million and 25% for the six months ended June 30, 2008.  Excluding the additional days of expense previously discussed, this expense increased primarily due to increased costs related to our increase in operations.
Other rentals and landing fees increased $1.7 million, or 66% for the three months ended June 30, 2008 and $2.7 million and 60% during the six months ended June 30, 2008.  This was a result of the increase in departures, as well as a change in the mix of cities we serve.  We have increased levels of flying into markets with significantly higher landing fees, such as Newark/Liberty International Airport.

Ground handling services increased $1.2 million or 21% during the six months ended June 30, 2008.  This was primarily attributable to increased deicing expense in Colgan’s pro-rate operations, as the first quarter of 2008 experienced more severe winter weather than the same period in 2007.

Depreciation and amortization expense increased by $2.0 million and $3.1 million, respectively, for the three and six months ended June 30, 2008.  This is primarily related to $1.8 million and $2.3 million, respectively, in depreciation expense incurred related to our new Q400 aircraft.

Other expenses increased by $1.9 million and 45% during the three months ended June 30, 2008, as compared to the same period in 2007.  This primarily relates to increased pilot training expense attributable to the introduction of the Q400 aircraft.  In addition, crew travel expense increased as a result of increased block hours and departures.  Other expenses increased by $3.8 million and 52% during the six months ended June 30, 2008, as compared to the same period in 2007.  This increase relates to the changes in time periods presented, along with increased pilot training expense and crew travel expense.

Liquidity and Capital Resources

We generate cash primarily by providing regional airline and related services to our code-share partners.  As of June 30, 2008, we had cash and cash equivalents of $65.2 million.  Net cash used from operations was $1.1 million for the six months ended June 30, 2008 and net cash provided by operations was $280.9 million for the six months ended June 30, 2007.  We expect our cash flow from operations and our financing arrangements to be sufficient to meet our ongoing capital requirements and financial commitments.  Additionally, we do not expect to make income tax payments during 2008-2010 due to the accelerated depreciation recognized for tax purposes on the newly acquired CRJ-900 and Q400 aircraft, and we expect to receive a federal income tax refund ranging between $20 million and $25 million in early 2009.

As of June 30, 2008, we had $136 million par amount of Auction Rate Securities instruments (“ARS”).  As discussed further in Note 11 in Item 1 of this Form 10-Q, these securities are not currently liquid.  We had planned to monetize a portion of our ARS portfolio throughout 2008 to fund the non-financed portion of our aircraft deliveries.  While we wait for both the ARS market to rationalize and for investor demand to return, we have arranged for a margin loan facility (the “Credit Facility”) to be used to support our aircraft purchases.  In June, we drew an additional $20 million increasing total borrowings under the Credit Facility to $80 million. The Credit Facility is pre-payable at any time prior to maturity on February 28, 2009.  The Credit Facility interest rate is indexed to LIBOR and was 4.5% at June 30, 2008.  We believe that this short-term financing facility in addition to cash flows from our operations is adequate to meet our aircraft funding requirements and related debt covenants.

In February 2005, we issued $121.0 million principal amount of our 3.25% senior convertible notes due 2025 (the “Notes”).  The Notes bear interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year.  The Notes are convertible into a combination of cash and common stock at a conversion price of approximately $13.22.  The Notes are convertible in any quarter subsequent to a quarter in which the closing price of our common stock exceeds $15.86 for 20 of the last 30 trading days.  This condition was not met during the second quarter of 2008, and consequently the Notes are not convertible at this time.  Due to the option value imbedded within each Note, the Notes generally trade at values higher than the fair value of the common stock and cash into which they could be converted.  Although the Notes have been convertible and will possibly be convertible during future periods, we do not expect a significant number of holders to tender the Notes

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources – (Continued)

for conversion.  Nonetheless, in any period during which the holders have the right to exercise the conversion option, the Notes’ $121.0 million par value will be classified as a current liability on our balance sheet.

On February 17, 2007, we entered into a purchase agreement for up to 25 firm and 20 option Q400 aircraft with Bombardier, Inc.  Under the agreement, we were obligated to purchase a minimum of 15 Q400 regional aircraft.  As of June 30, 2008, Colgan operated 13 Q400 aircraft and the remaining two aircraft delivered in July 2008.  We have a right of cancellation for an additional ten firm aircraft for which notice is required by December 2008.  If we do not exercise these cancellation rights, then we will take delivery of these ten additional aircraft between April 2010 and February 2011.  In addition to the 25 firm aircraft, we have optional rights to acquire 20 Q400 aircraft that would be delivered between October 2010 and November 2011.

On April 27, 2007, Delta Air Lines assigned to us its rights to purchase 16 CRJ-900 aircraft from Bombardier, Inc.  As of June 30, 2008 we had accepted delivery of nine of these aircraft.  We will take delivery of the remaining seven aircraft by May 2009.  Under our capacity purchase agreement with Delta, Delta may also require us to purchase and operate an additional seven CRJ-900 aircraft.

We are required to make pre-delivery payments to Bombardier, which are refunded to us upon the delivery of the aircraft.  During 2007, we executed two pre-delivery payment financing facilities (the “PDP Facilities”) with Export Development Canada (“EDC”) for up to $80 million to provide borrowings to fund our pre-delivery payment commitments to Bombardier.  Borrowings under the pre-delivery payment facilities bear interest at the 3-month LIBOR rate plus 1.65%, which was 4.43% as of June 30, 2008.  The outstanding balance for the borrowings as of June 30, 2008 was $16 million.  As each aircraft is delivered to us, we repay the associated borrowings under the PDP Facilities.

Upon delivery of our CRJ-900 and Q400 aircraft, we obtained long-term financing for the aircraft, the balance of which was $386 million at June 30, 2008.  We expect to finance the purchase of the remaining nine aircraft using a combination of internal capital resources and debt financing.  We have obtained commitments from EDC to finance the aircraft for a term of 15 years from the delivery date of each aircraft.  As of June 30, 2008 the approximate remaining purchase price was $209 million. We expect to debt finance $177 million and fund the balance of $32 million from internal capital resources.

To reduce the financial risk associated with changes in long-term interest rates while we take delivery of CRJ-900 aircraft, we initiated a cash flow hedging program during July 2007.  The program consists of interest rate swaps whereby we agree to pay a fixed interest rate and receive the six-month LIBOR rate.  The swaps have been or will be cash settled when the permanent financing is obtained at the time we take delivery of the aircraft.  Should interest rates change by 100 basis points before we take delivery, and assuming that we do not hedge the anticipated debt on the remaining firm noncancelable aircraft, aggregate interest expense in the first year of financing would change by approximately $1.0 million.  During the three and six months ended June 30, 2008, the Company made interest rate swap settlement payments of $4.4 million and $20.5 million, respectively, in connection with its cash flow hedging program.  As of June 30, 2008, the Company expected to make additional interest rate swap settlement payments of $1.4 million during 2008.

We maintain a revolving line of credit with an institutional lender for a principal amount not to exceed $8.5 million or 75% of the net unpaid balance of eligible accounts receivable.  This instrument has an interest rate of Prime plus 0.25%, which was 5.25% as of June 30, 2008. In April 2008, we extended the termination date of the loan to April 15, 2009.  Amounts outstanding under the line of credit were $8.3 million at June 30, 2008.

As part of our agreement to purchase Colgan, we agreed to purchase from one of its selling shareholders two aircraft hangars located in Manassas, Virginia if the selling shareholder is unable to consummate a sale to a third-party.  The Company agreed to purchase the two hangars for a purchase price of $6.4 million, which approximates their fair value.  We currently expect the current owner of the hangars to sell the hangars to a third party, and that we will continue to lease them on a short-term basis. If the current owner is unable to sell these hangars to a third party, we could still be required to purchase these hangars in the future.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources – (Continued)

The IRS is currently examining our tax records for years 2003 through 2005.  The IRS has proposed adjustments related to certain key transactions that we undertook during those periods.  The adjustments would increase our tax liability for these periods by approximately $33 million (net of offsetting timing differences within these periods) plus penalties.  We have filed a formal protest with respect to these proposed adjustments and have started an administrative appeals review within the IRS.  We do not expect resolution of this matter during 2008.  We continue to believe that the tax positions we have taken are appropriate and in compliance with tax law and regulations.  Although we believe our tax positions are appropriate, we have recorded reserves totaling $16.5 million.  While we believe our reserves are adequate for each identified issue, our liquid assets would be significantly reduced if we are ultimately required to make payments to the IRS for taxes and related interest and penalties associated with these proposed adjustments.

Operating activities. Net cash used in operating activities was $1.1 million during the six months ended June 30, 2008.  This was due primarily to the $20.5 million in hedge related payments made during the first six months.  This decrease in cash was offset by various changes in our operating assets and liabilities.

Net cash provided by operating activities was $280.9 million during the six months ended June 30, 2007.  This was due primarily to the $269.2 million increase in deferred revenue, which was comprised of proceeds received from the assignment of our Northwest claims.

Investing activities.  Net cash provided by investing activities for the six months ended June 30, 2008 was $31.5 million.  This was primarily attributable to net proceeds of investments in ARS of $50.8 million, offset by $19.4 million in cash purchases of property and equipment, primarily consisting of flight equipment.

Cash used for investing activities for the six months ended June 30, 2007 was $209.7 million.  This is primarily attributable to net purchases of short-term investments in marketable debt securities of $136.1 million and $57.6 million in pre-delivery payments for the Q400 and CRJ-900 aircraft.  In addition, the acquisition of Colgan decreased cash by $8.4 million, net of cash acquired.

We expect non-aircraft cash capital expenditures for the remainder of 2008 to be approximately $5 million. We expect to fund the non-aircraft capital expenditures, with existing cash resources and cash flows generated from our operations.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2008 totaled $8.0 million.  During the six months of 2008, we received $91.8 million in debt proceeds, primarily related to the Credit Facility.  This was offset by $61.5 million of principal payments on debt obligations, primarily related to our pre-delivery payment facilities, and the $20.0 million purchase of our Series A Preferred Share from Northwest on January 4, 2008.

Cash used in financing activities for the six months ended June 30, 2007 totaled $37.5 million, which related to $12.8 million of debt principal payments made and $0.4 million of payments made on capital leases.  In addition, we purchased $27.2 million of treasury shares as part of our share repurchase program.

Deferred tax asset.  We have recorded a deferred tax asset of $83.3 million related to future tax benefits.  This primarily relates to future tax benefits we will receive for our deferred ASA revenue.  As discussed in Note 2 to our condensed consolidated financial statements, the deferred ASA revenue is being recognized over the 11-year term of the ASA.

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

We had $4.9 million and $5.3 million invested in certificates of deposit and in other similar instruments at June 30, 2008 and December 31, 2007, respectively.  These certificates of deposit have various maturities, all less

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources – (Continued)

than one year and are used as collateral for standby letter of credit facilities that we maintain for various vendors.  As of June 30, 2008 and December 31, 2007, we had $3.1 million and $2.7 million of standby letters of credit outstanding, respectively.

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

Fair Value Measurements

As discussed in Note 4 in Item 1 of this Form 10-Q, the Company adopted the provisions of SFAS 157 effective January 1, 2008.  The Company has determined that it utilizes unobservable (Level 3) inputs in determining the fair value of its ARS and observable (Level 2) inputs in determining the fair value of its cash flow hedges, which totaled $127.4 million and $1.4 million, respectively, at June 30, 2008.

The Company’s ARS instruments are classified as available for sale securities and reflected at fair value.  In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS 157.  However, due to events in credit markets during first quarter 2008, the auction events for most of these instruments failed, and, therefore, the Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis.  This analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and an estimate of when the security is expected to have a successful auction or be called by the issuer.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

Due to these events, the Company reclassified these instruments as Level 3 during first quarter 2008 and recorded an impairment charge of $8.7 million during the second quarter 2008.  The Company currently believes that this decline in fair value is due entirely to liquidity issues, because the underlying assets for the majority of securities are almost entirely backed by the U.S. government.  The Company will continue to re-evaluate each of these factors as market conditions change in subsequent periods.

The Company has determined that all significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fair Value Measurements – (Continued)

counterparties.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As discussed in Note 4 in Item 1 of this Form 10-Q, any changes in the fair values of the Company’s derivative financial instruments are subject to the requirements of SFAS 133.  Any changes in fair value that are considered to be effective, as defined, are offset within OCI until the period in which the expected cash flow affects earnings.  Any changes in the fair value of its derivatives that are ineffective, as defined, or do not qualify for special hedge accounting, are reflected in earnings within interest expense, in the period of the change.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Because the majority of our business is under capacity purchase agreements, our exposure to market risks such as commodity price risk (e.g., aircraft fuel prices) is primarily limited to our pro-rate operations which comprise approximately 23% of our consolidated revenues.  With our 2007 acquisition of Colgan and the subsequent contracts with Delta and Continental regarding the purchase of aircraft, we are exposed to commodity price and interest rate risks as discussed in our 2007 Form 10-K. There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2007 Form 10-K except as follows:

Commodity Price Risk

Our pro-rate operations have exposure to certain market risks associated with aircraft fuel, which has recently experienced significant price increases.  Aviation fuel expense is a significant expense for any air carrier and even marginal changes in the cost of fuel greatly affect a carrier’s profitability.  Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply.  However, our capacity purchase agreements require that fuel be provided to us at no cost, thereby reducing our overall exposure to fuel price fluctuations.  However, the Company’s pro-rate code-share agreements with US Airways, Continental, and United Air Lines expose the Company to fuel price risk.  Slightly offsetting our fuel risk, our agreement with Continental provides for an adjustment to the pro-rate revenue we receive from Continental based on projected changes in fuel prices.  For the projected annualized fuel consumption related to these agreements, each ten percent change in the price of jet fuel amounts to an approximate $6.3 million change in annual fuel costs.

Item 4.  Controls and Procedures

The Company, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Except as discussed below, there has been no change in our internal control over financial reporting during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect the our internal control over financial reporting.

Change in Internal Controls

During the first quarter of 2008, the Company implemented a new financial system that encompasses financial reporting, the general ledger, inventory control, and other similar and related processes.  The new financial system was implemented to enhance the Company’s business processes.

The Company has remediated a deficiency related to its cash flow hedging activies, as previously discussed in its Form 10-Q/A for the period ended March 31, 2008.

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

Item 1A. Risk Factors

There are no material changes to the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 15, 2008.  The following Class I directors were elected to our Board of Directors:

Nominee	Votes For	Votes Withheld

Ian Massey	12,256,132	158,218
James E. McGehee Jr.	12,160,150	254,200
Philip H. Trenary	12,260,612	153,738

A proposal to ratify the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as the principal independent auditors for 2008 was voted on by stockholders as follows:

Votes For	Votes Against	Votes Abstaining

12,377,633	27,109	9,608

A proposal to amend the 2003 Stock Incentive Plan was voted on by stockholders as follows:

Votes For	Votes Against	Votes Abstaining

7,279,973	2,013,315	3,706

     The following directors’ terms of office as a director continued after the Annual Meeting: Donald J. Breeding, Ian Massey, James E. McGehee, Jr., Thomas S. Schreier, Jr., Alfred T. Spain, R. Philip Shannon, Nicholas R. Tomassetti and Philip H. Trenary.

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

10.31†	Form of Indemnity Agreement between Pinnacle Airlines Corp. and its directors and officers (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 1, 2006)

Exhibit
Number                 Description
10.32	Assignment of Claim Agreement between Pinnacle Airlines, Inc. and Goldman Sachs Credit Partners, L.P., dated as of October 5, 2006
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

10.60	Capacity Purchase Agreement between Continental Airlines, Inc., Pinnacle Airlines Corp. and Colgan Air, Inc., dated as of February 2, 2007
10.61	Purchase Agreement between Bombardier Inc. and Pinnacle Airlines Corp., relating to the purchase of twenty-five (25) Bombardier Q400 series aircraft, dated as of February 17, 2007
10.65	Delta Connection Agreement among Delta Air Lines, Inc., Pinnacle Airlines Corp. and Pinnacle Airlines, Inc., dated as of April 27, 2007
10.66	Assignment and Assumption Agreement by and among Delta Air Lines, Inc., Pinnacle Airlines, Inc., Pinnacle Airlines Corp., and Bombardier Inc., dated as of April 26, 2007
10.67	Purchase Agreement between Bombardier Inc. and Pinnacle Airlines, Inc, relating to the purchase of sixteen (16) Bombardier CRJ-900 series aircraft, dated as of April 26, 2007
10.70	Credit Facility Agreement between Citigroup Global Markets, Inc. and Pinnacle Airlines Corp., dated as of March 11, 2008.
10.71	Amendment No. 1, dated as of June 18, 2008, to the Credit Facility Agreement between Pinnacle Airlines Corp. and Citigroup Global Markets, Inc., dated as of March 11, 2008
10.99.1#	Promissory Note issued by Pinnacle Airlines, Inc. to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.2#	Guarantee of Promissory Note issued by registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.3#	Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
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

PINNACLE AIRLINES CORP.
By:	/s/ Philip H. Trenary
Philip H. Trenary
Date: August 11, 2008	President and Chief Executive Officer

By:	/s/ Peter D. Hunt
Peter D. Hunt
Date: August 11, 2008	Vice President and Chief Financial Officer