Form 10-Q
period 2008-09-30
PINNACLE AIRLINES CORP
filed 2008-11-06
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of November 6, 2008, 18,064,690 shares of common stock were outstanding.

Part 1.  Financial Information

Item 1.  Financial Statements

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2008	2007
Operating revenues
Regional airline services	$220,242	$203,271
Other	1,550	2,459
Total operating revenues	221,792	205,730
Operating expenses
Salaries, wages and benefits	57,428	52,830
Aircraft fuel	14,831	10,785
Aircraft maintenance, materials and repairs	20,455	22,468
Aircraft rentals	31,411	35,049
Other rentals and landing fees	19,537	15,307
Ground handling services	21,651	24,520
Commissions and passenger related expense	7,183	7,120
Depreciation and amortization	7,586	2,448
Other	20,631	20,196
Impairment of goodwill and aircraft lease return costs	1,069	-
Total operating expenses	201,782	190,723
Operating income	20,010	15,007
Operating income as a percentage of operating revenues	9.0%	7.3%
Nonoperating (expense) income
Interest income	1,289	2,521
Interest expense	(10,253)	(1,128)
Miscellaneous income (expense)	192	(11)
Total nonoperating (expense) income	(8,772)	1,382
Income before income taxes	11,238	16,389
Income tax expense	(3,521)	(5,485)
Net income	$7,717	$10,904

Basic earnings per share	$0.43	$0.53

Diluted earnings per share	$0.43	$0.48

Shares used in computing basic earnings per share	17,867	20,470
Shares used in computing diluted earnings per share	17,891	22,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Nine Months Ended September 30,
	2008	2007
Operating revenues
Regional airline services	$640,414	$578,696
Other	6,873	7,578
Total operating revenues	647,287	586,274
Operating expenses
Salaries, wages and benefits	169,901	150,392
Aircraft fuel	41,603	26,718
Aircraft maintenance, materials and repairs	65,997	62,941
Aircraft rentals	97,439	103,997
Other rentals and landing fees	52,386	44,359
Ground handling services	72,712	73,236
Commissions and passenger related expense	21,436	17,935
Depreciation and amortization	18,566	6,820
Other	64,298	57,222
Impairment of goodwill and aircraft lease return costs	13,688	-
Total operating expenses	618,026	543,620
Operating income	29,261	42,654
Operating income as a percentage of operating revenues	4.5%	7.3%
Nonoperating (expense) income
Interest income	5,326	8,468
Interest expense	(23,915)	(6,109)
Impairment of auction rate securities	(8,675)	-
Loss on sale of unsecured claim	-	(4,144)
Miscellaneous income	166	325
Total nonoperating expense	(27,098)	(1,460)
Income before income taxes	2,163	41,194
Income tax expense	(3,244)	(13,263)
Net income (loss)	$(1,081)	$27,931

Basic earnings (loss) per share	$(0.06)	$1.31

Diluted earnings (loss) per share	$(0.06)	$1.17

Shares used in computing basic earnings (loss) per share	17,864	21,398
Shares used in computing diluted earnings (loss) per share	17,864	23,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2008	December 31, 2007
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$63,829	$26,785
Restricted cash	4,558	5,327
Short-term investments	-	186,850
Receivables, net	33,594	31,107
Spare parts and supplies, net	23,436	16,030
Prepaid expenses and other assets	10,836	16,535
Deferred income taxes, net of allowance	13,677	12,285
Income taxes receivable	26,979	-
Total current assets	176,909	294,919
Property and equipment
Flight equipment	645,069	162,374
Aircraft pre-delivery payments	12,877	81,425
Other property and equipment	44,372	39,969
Less accumulated depreciation	(46,252)	(28,358)
Net property and equipment	656,066	255,410

Investments	126,925	-
Deferred income taxes, net of allowance	53,004	79,856
Other assets, primarily aircraft lease deposits	33,470	28,528
Debt issuance costs, net	6,514	4,598
Goodwill	18,422	28,206
Intangible assets, net	15,002	17,071
Total assets	$1,086,312	$708,588

Liabilities and stockholders’ equity
Current liabilities
Short-term notes payable and current maturities of long-term debt	$37,522	$73,513
Bank lines of credit	88,275	8,375
Accounts payable	26,838	33,062
Deferred revenue	23,861	24,099
Accrued expenses and other current liabilities	82,498	104,410
Total current liabilities	258,994	243,459

Senior convertible notes	121,000	121,000
Long-term debt, less current maturities	452,691	71,812
Deferred revenue, net of current portion	192,555	209,752
Other liabilities	7,904	4,743
Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,514,782 and 22,402,999 shares issued, respectively	225	224
Treasury stock, at cost, 4,450,092 shares	(68,152)	(68,152)
Additional paid-in capital	93,241	91,165
Accumulated other comprehensive loss	(15,850)	(10,200)
Retained earnings	43,704	44,785
Total stockholders’ equity	53,168	57,822
Total liabilities and stockholders’ equity	$1,086,312	$708,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net (loss) income	$(1,081)	$27,931
Adjustments to reconcile net income to cash provided by operating activities:
Impairment charges	19,232	-
Depreciation and amortization	20,043	8,584
Deferred income taxes	29,312	(98,198)
Recognition of deferred revenue	(18,668)	(16,562)
Other	4,746	4,750
Changes in operating assets and liabilities:
Receivables	(2,487)	51,817
Increase in deferred revenue	1,229	270,670
Spare parts and supplies	(6,249)	(698)
Prepaid expenses and other assets	(1,714)	729
Restricted cash	770	-
Accounts payable and accrued expenses	10,418	25,840
Hedge related payments	(19,530)	-
Insurance proceeds	1,999	-
Income taxes (receivable) payable	(29,336)	8,191
Other liabilities	4,984	(6,032)
Cash provided by operating activities	13,668	277,022
Investing activities
Purchases of property and equipment	(25,695)	(13,177)
Proceeds from the sale of property and equipment	142	610
Aircraft pre-delivery payments	-	(70,400)
Purchases of short-term investments	(82,200)	(826,030)
Proceeds from sale of short-term investments	133,450	659,430
Acquisition of Colgan Air, Inc. net of cash acquired	-	(8,273)
Cash provided by (used in) investing activities	25,697	(257,840)
Financing activities
Proceeds from debt	11,810	-
Proceeds from line of credit	80,000	-
Proceeds from pre-delivery payment facility	-	35,011
Payments on debt and pre-delivery payment facility	(71,122)	(16,418)
Purchase of Series A Preferred Share	(20,000)	-
Treasury shares repurchased	-	(35,207)
Other financing activities	(3,009)	3,554
Cash used in financing activities	(2,321)	(14,020)
Net increase in cash and cash equivalents	37,044	5,162
Cash and cash equivalents at beginning of period	26,785	705
Cash and cash equivalents at end of period	$63,829	$5,867
Noncash investing and financing activities
Property and equipment acquired through the issuance of debt	$404,098	$3,180

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

Pinnacle operates an all-regional jet fleet providing regional airline capacity to Northwest Airlines, Inc. (“Northwest”) as a Northwest Airlink carrier at its hub airports in Detroit, Minneapolis/St. Paul and Memphis and to Delta Air Lines, Inc. (“Delta”) as a Delta Connection carrier at its hub airport in Atlanta.  At September 30, 2008, Pinnacle operated 124 Canadair Regional Jet (“CRJ”)-200 aircraft as a Northwest Airlink carrier with approximately 691 daily departures to 114 cities in 37 states and five Canadian provinces.  Pinnacle operated a fleet of 11 CRJ-900 aircraft as a Delta Connection carrier with approximately 53 daily departures to 27 cities in 14 states, the Bahamas, Mexico, U.S. Virgin Islands, and Turks and Caicos Islands.

On October 29, 2008, Delta and Northwest completed their previously announced merger, forming the world’s largest airline.  Pinnacle is the second largest independent corporate regional partner for the combined Delta/Northwest operation.  The Company does not believe that this merger will have a material effect on its operations, as its capacity purchase agreements are relatively long-term and do not contain early termination provisions that could be triggered by consolidation. Under the Company’s capacity purchase agreements, the Company’s partners determine the operating schedules and utilization of aircraft, thus affecting the variable components of payments that the Company receives.  However, the Company’s partners also pay fixed amounts, including amounts related to the ownership costs of the Company’s aircraft, irrespective of the level of operations set by its partners.  The marginal cost to the Company’s partners in relation to adding flights under the capacity purchase agreements is relatively low compared to the total fixed costs that each partner pays.  Therefore, the Company believes that its partners have an economic incentive to maintain reasonable levels of aircraft utilization with respect to the Company’s operations.

Colgan operates an all-turboprop fleet under a regional airline capacity purchase agreement with Continental Airlines, Inc. (“Continental”), and also under revenue pro-rate agreements with Continental, United Air Lines, Inc. (“United”) and US Airways Group, Inc. (“US Airways”).  Colgan’s operations are focused primarily in the northeastern United States and in Texas.  As of September 30, 2008, Colgan offered within its pro-rate operations 255 daily departures to 64 destinations in 18 states and two Canadian provinces.  Colgan operated 14 Saab 340 aircraft as Continental Connection from Continental’s hub airport in Houston, 12 Saab 340 aircraft as United Express at Washington/Dulles, and four Beech 1900 aircraft and 11 Saab 340 aircraft as US Airways Express, with hub locations at New York/LaGuardia and Boston, under revenue pro-rate agreements.  Colgan operated 15 Q400 aircraft under a capacity purchase agreement with Continental at its global hub at Newark/Liberty International Airport, providing 98 daily departures.

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

During the three months ended September 30, 2008, the Company recorded a credit of $1,381 to correct certain maintenance related accruals.  Of this amount, $220 related to the first quarter and $1,161 related to the second quarter.  The adjustment was made in the third quarter as the amount of the adjustment was not material to prior periods or the trend of earnings in any period.

All amounts contained in the notes to the condensed consolidated financial statements are presented in thousands, with the exception of years, per share amounts and number of aircraft.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

2.  Code-Share Agreements with Partners

The Company’s operating contracts fall under two categories: capacity purchase agreements and revenue pro-rate agreements.  The following is a summary of the percentage of regional airline services revenue attributable to each contract type and code-share partner for the three and nine months ended September 30, 2008.

	Three Months Ended September 30, 2008
	Percentage of Regional Airline Services Revenue
Source of Revenue	Capacity Purchase Agreements	Pro-Rate Agreements	Total
Northwest	62%	-	62%
Continental	9%	8%	17%
US Airways	-	9%	9%
United	-	5%	5%
Delta	5%	-	5%
Essential Air Service	-	2%	2%
Total	76%	24%	100%

	Nine Months Ended September 30, 2008
	Percentage of Regional Airline Services Revenue
Source of Revenue	Capacity Purchase Agreements	Pro-Rate Agreements	Total
Northwest	67%	-	67%
Continental	5%	8%	13%
US Airways	-	9%	9%
United	-	5%	5%
Delta	4%	-	4%
Essential Air Service	-	2%	2%
Total	76%	24%	100%

Capacity Purchase Agreements

The Company’s preferred contractual relationships with major airlines are structured as capacity purchase arrangements.  Under capacity purchase agreements, major airline partners purchase the Company’s flying capacity by paying pre-determined rates for specified flying, regardless of the number of passengers on board or the amount of revenue collected from passengers.  These arrangements typically include incentive payments that are paid if the Company meets certain operational performance measures.  Additionally, certain operating costs such as fuel, aircraft rent or ownership costs, aviation insurance premiums, certain ground handling and airport related costs, and property taxes are reimbursed or paid for directly by the partner, which eliminates the Company’s risk associated with a change in the price of these goods or services.

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

During the three months ended September 30, 2008, Northwest completed its transition of 15 CRJ-200 aircraft from Pinnacle to one of its wholly owned subsidiaries in accordance with the terms of the ASA. Pinnacle currently operates a fleet of 124 CRJ-200 aircraft under the ASA.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

2.  Code-Share Agreements with Partners - (Continued)

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

Delta Air Lines

On April 27, 2007, the Company entered into a ten-year capacity purchase agreement with Delta to operate 16 CRJ-900 aircraft as a Delta Connection Carrier (the “Delta Connection Agreement”, or “DCA”). Delta also has the option to add an additional seven CRJ-900 aircraft under the DCA.  Scheduled service began on December 1, 2007.  Pinnacle operated nine CRJ-900 aircraft under the DCA as of September 30, 2008.

On July 17, 2008, the Company and Delta amended the DCA whereby the parties agreed to delay the in-service dates for the remaining CRJ-900 aircraft to January through May 2009. Pinnacle accepted delivery of two of these aircraft during July 2008, and is using them as spare aircraft to support its DCA operations until the aircraft enter service under the DCA in January 2009.  The Company and the aircraft manufacturer have agreed to defer delivery of the five remaining CRJ-900 aircraft to Pinnacle to dates commensurate with the new in-service dates under the DCA.

On October 1, 2008, the Company entered into an agreement with Delta to operate on a short-term basis seven additional CRJ-900 aircraft that were formerly operated by another Delta Connection carrier. The Company will temporarily operate these seven CRJ-900 aircraft until the first half of 2009 when the Company’s seven remaining permanent aircraft enter service under the DCA.  As of November 6, 2008, the Company has received and is operating four of the additional seven temporary CRJ-900 aircraft and expects to place the remaining three in service during November 2008.  Pinnacle will pay a nominal amount of rent to Delta for these aircraft and Pinnacle will not receive any reimbursement or margin payments related to this aircraft rent.  Other than aircraft ownership costs, Pinnacle will receive regular compensation under the DCA related to the operation of these seven temporary aircraft.

Continental Airlines

On February 5, 2007, the Company entered into a capacity purchase agreement with Continental under which Colgan operates Q400 regional aircraft predominantly out of Continental’s hub at Newark/Liberty International Airport.  Colgan took delivery of two Q400 aircraft in July 2008 and operated 15 Q400 aircraft as of September 30, 2008.

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

Colgan’s financial performance is also subject to seasonal fluctuations.  Colgan has historically reported lower unit revenue (as measured by revenue per available seat mile) during the first and fourth quarters each year when demand for air travel declines, and reported higher unit revenue during the second and third quarters each year when air travel demand is higher.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

2.  Code-Share Agreements with Partners - (Continued)

US Airways

As of September 30, 2008, the Company, through its Colgan subsidiary, operated 11 Saab 340 aircraft and four Beech 1900D aircraft under a code-sharing pro-rate agreement with US Airways (the “US Airways Agreement”).  In 1999, Colgan entered into the US Airways Agreement to provide passenger service and cargo service under the name “US Airways Express.” The current US Airways Agreement became effective on October 1, 2005 under terms similar to the 1999 agreement and has a three-year term.  The term of the agreement automatically extends beyond the September 30, 2008 termination date unless terminated by either party upon 120 days notice.  The Company expects to enter into a revised agreement with US Airways on substantially similar terms in the near future.

Continental Airlines

As of September 30, 2008, the Company, through its Colgan subsidiary, operated 14 Saab 340 aircraft based in Houston, Texas under a code-share, pro-rate agreement with Continental (the “Continental Agreement”).  Colgan entered into the Continental Agreement in January 2005 for a term of five years.  In addition to receiving pro-rated passenger revenue as described above under “Revenue Pro-Rate Agreements,” the Company receives an incentive payment for each passenger connecting onto or from a Continental flight in Houston.  These incentive payments adjust every January 1 and July 1 for changes in the cost of fuel and changes in certain station-related costs.

United Air Lines

In October 2003, Colgan entered into a code-share agreement with United Air Lines to include the United Air Lines flight designator code on all United flights operated by Colgan.  In October 2005, Colgan entered into a separate code-share agreement with United to provide services as a United Express carrier (the “United Agreement”).  During the first quarter of 2008, Colgan expanded the number of aircraft and markets operated under this agreement by transitioning nine markets previously operated from Pittsburgh, Pennsylvania under Colgan’s US Airways agreement. As of September 30, 2008, the Company operated 12 Saab 340 aircraft under the name “United Express.”  The United Agreement expires on December 31, 2008.  The Company is currently in discussions with United to extend the term of this agreement and to make certain economic and market adjustments to allow the Company to operate profitably in its United Express markets.  The Company anticipates that the terms of a new code-share agreement with United will provide for an increased connecting passenger incentive payment in some of its commercial markets and also to provide for a mechanism to review Colgan’s financial performance in these markets at least annually to determine the appropriate level of connecting passenger incentive payments.  To the extent that the Company is unsuccessful in modifying the terms of the United Agreement, the Company may reduce or eliminate service in certain unprofitable markets.

Essential Air Services

In addition to the code-share agreements described above, the Company, through its Colgan subsidiary, operates within its pro-rate network with the Department of Transportation (“DOT”) to provide subsidized air service to 13 communities as part of the Essential Air Service (“EAS”) program.  Colgan operates in five of these markets under its US Airways Agreement, seven markets under its United Agreement, and one market under its Continental Agreement.  During 2008, Colgan filed notice with the DOT to vacate service in most of these communities, and subsequently re-filed to serve these communities for higher subsidies to offset rising fuel and other operating costs. The DOT subsequently re-awarded service in nine of these markets at a higher subsidy and, in some instances, a reduced level of weekly round trips.  Upon completion of these changes in its EAS operations during the fourth quarter of 2008, Colgan will operate in 11 markets under the EAS program.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

3. Impairment of Goodwill and Aircraft Lease Return Costs

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

Because such indicators existed for Colgan during the second quarter of 2008, the Company performed impairment testing on Colgan’s goodwill.  Factors deemed by the Company to be collectively an indicator that a goodwill impairment test was required for Colgan included record high fuel prices, continued operating losses, the uncertainty of the U.S. economy, and the planned removal of several Saab aircraft from Colgan’s pro-rate operating fleet during the third and fourth quarters of 2008.

For purposes of testing Colgan’s goodwill, the Company estimated Colgan’s fair value using primarily the income approach, a generally accepted fair value measurement technique.  This approach was built using relevant data available through and as of the second quarter of 2008.  Under the income approach, the fair value was estimated based upon the present value of estimated future cash flows from Colgan. The income approach is dependent on a number of critical management assumptions including estimates of future capacity, passenger yield, traffic, operating costs (including fuel prices), appropriate discount rates and other relevant assumptions. The Company estimated its future fuel-related cash flows for the income approach based on the five-year forward curve for crude oil.

Step one indicated the fair value of Colgan was less than its carrying value.  Consequently, to confirm the existence of and to measure the amount of any impairment, the Company was required to perform step two of the SFAS 142 goodwill impairment testing methodology.  In step two of the impairment testing, the Company determined the implied fair value of Colgan’s goodwill estimating the current fair value of all of its assets and liabilities, including any recognized and unrecognized intangible assets.  As a result of the step two testing, the Company determined that goodwill was fully impaired and therefore recorded a $9,785 impairment charge during the second quarter of 2008 to eliminate the carrying value of Colgan’s goodwill. This impairment charge is classified within “impairment of goodwill and aircraft lease return costs” in the Company's condensed consolidated statement of income for the nine months ended September 30, 2008.

During the third quarter of 2008, Colgan eliminated six unprofitable markets from its pro-rate operations and will eliminate three additional unprofitable pro-rate markets in the fourth quarter of 2008.  This action will result in the retirement of six Saab aircraft from service in addition to the previously announced retirement of Colgan’s fleet of five Beech 1900 aircraft.  The return of leased aircraft requires certain maintenance costs necessary to restore the aircraft to a condition suitable for return to the lessor.  During the three and nine months ended September 30, 2008, the Company recorded charges of $1,069 and $3,131, respectively, related to these lease returns, and expects to record an additional amount of approximately $269 prior to the removal of the aircraft from service in December 2008.  The Company’s accrued lease return costs as of September 30, 2008 are included in “accrued expenses and other current liabilities” on the Company’s condensed consolidated balance sheet.

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

4. Fair Value Measurements - (Continued)

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

As of September 30, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, none of which were classified as Level 1. The table below presents the Company’s assets and liabilities measured at fair value as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Level 1	Level 2	Level 3	Balance at September 30, 2008
Assets
Auction Rate Securities (“ARS”)	$-	$-	$126,925	$126,925

Liabilities
Derivative financial instruments	$-	$(949)	$-	$(949)

The following table presents the Company’s assets and liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3):

Asset
Auction Rate Securities
Balance at January 1, 2008	$-
Transfers to Level 3	136,100
Total unrealized gains/(losses)
Included in nonoperating expense	(8,675)
Included in other comprehensive income (“OCI”)	-
Redemptions (1)	(500)
Balance at September 30, 2008	$126,925

(1) Partial redemption of securities at par by the issuer

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

4. Fair Value Measurements - (Continued)

Auction Rate Securities

Investments in auction rate securities are classified as available-for-sale and presented at their estimated fair values.  However, due to recent events in credit markets, the auction events for the ARS held by the Company have failed since the first quarter of 2008 (see Note 11 for further discussion).  Therefore, the fair values of these ARS are estimated utilizing a discounted cash flow analysis model.  This analysis considers, among other items, the collateralization underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and an estimate of when the security is expected to have a successful auction or be called by the issuer.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

Based on market conditions beginning in the first quarter of 2008, the Company changed its valuation methodology for ARS to a discounted cash flow analysis.  Accordingly, since the Company’s initial adoption of SFAS 157 at January 1, 2008, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy.

Derivative Financial Instruments

At times, the Company utilizes a cash flow hedging program to manage its interest rate risk related to the purchase of aircraft from the time of entering into an aircraft related purchase commitment until the delivery of the aircraft, at which time the Company receives permanent, fixed-rate financing for each aircraft (see Note 6 for further discussion). As of September 30, 2008, the Company had one remaining outstanding hedge position, which is scheduled to be settled in January 2009 when the related aircraft delivers and the related permanent financing is obtained.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

5.  Borrowings

The following table summarizes the Company’s lines of credit, short-term notes payable, and long-term debt:

	As of September 30, 2008	As of December 31, 2007

Lines of credit	$88,275	$8,375

Pre-delivery payment facilities	11,373	63,603
Other	-	2,500
Total short-term notes payable	$11,373	$66,103

Senior convertible notes	$121,000	$121,000
Long-term notes payable	478,840	79,222
Total long-term debt	599,840	200,222
Less current maturities	(26,149)	(7,410)
Long-term debt, net of current maturities	$573,691	$192,812

The aggregate amounts of principal maturities of long-term debt as of September 30, 2008 were as follows:

Remainder of 2008	$6,420
2009	27,584
2010	147,112
2011	26,207
2012	26,854
Thereafter	365,663
Total	$599,840

Lines of Credit

On March 11, 2008, the Company entered into a revolving term loan with Citigroup Global Markets, Inc. (the “Credit Facility”).  The Credit Facility provided for advances up to $60,000 and is collateralized by the Company’s $135,600 par value of ARS. On June 18, 2008, the Company amended the Credit Facility with the primary purpose of increasing the eligible amount for borrowing from $60,000 to $80,000. During the second quarter, the Company drew an additional $20,000 increasing total borrowings under the Credit Facility to $80,000.  The proceeds are being used to support the Company’s aircraft purchases and for general working capital purposes.  The Credit Facility is pre-payable at any time prior to maturity on February 28, 2009.  The Credit Facility interest rate is indexed to LIBOR and was 5.9% as of September 30, 2008.  The Credit Facility includes both covenant and margin requirements with which the Company is compliant. As of September 30, 2008, the balance outstanding was $80,000.  On November 5, 2008, the Company and Citigroup amended the Credit Facility to extend the maturity date to November 2009 and to provide for additional borrowings of up to $10,000, for a total amount available under the Credit Facility of $90,000.  The additional $10,000 may only be used to fund purchases or redemptions of other indebtedness of the Company, and carries an interest rate that is indexed to the Federal Funds Rate.

The Company maintains an additional revolving line of credit with an institutional lender for a principal amount not to exceed $8,500 or 75% of the net unpaid balance of eligible accounts receivable.  On April 15, 2008, the Company extended the termination date of this facility to April 15, 2009.  This instrument has an interest rate of Prime plus 0.25%, which was 5.25% as of September 30, 2008.  Amounts outstanding under the line of credit were $8,275 at September 30, 2008 and $8,375 at December 31, 2007.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

5.  Borrowings - (Continued)

Pre-delivery Payment Financing Facilities

In 2007, the Company executed pre-delivery payment financing facilities with Export Development Canada (“EDC”) for up to $80,000 in short-term borrowings.  The outstanding balance was $11,373 at September 30, 2008 and $64,419 at December 31, 2007.  Borrowings under the pre-delivery payment facilities bear interest at the 3-month LIBOR rate plus 1.65%, which was 5.7% as of September 30, 2008, and are collateralized by the pre-delivery payments to the aircraft manufacturer.  The Company repays the borrowings as each aircraft is delivered.

Senior Convertible Notes

In February 2005, the Company completed the private placement of $121,000 principal amount of 3.25% senior convertible notes due February 15, 2025 (the "Notes").  If certain conditions are met, the Notes are convertible into a combination of cash and common stock equivalent to the value of 75.6475 shares of the Company’s common stock per $1 par amount of Notes, or a conversion price of $13.22 per share.   The Notes were not convertible in the third quarter of 2008.

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

New Accounting Standard

FSP APB 14-1. In May 2008, the FASB affirmed Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (the "FSP"), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective as of January 1, 2009 and early adoption is not permitted.  The adoption of this FSP will affect the accounting for the Company’s Notes and will result in increased interest expense of up to $14,000 in 2009.

Long Term Notes Payable

Included in long-term notes payable are borrowings from EDC for owned aircraft.  The borrowings are collateralized by the Company’s fleet of CRJ-900 and Q400 aircraft and bear interest rates ranging between 6.3% and 7.3% with maturities through the third quarter of 2023.  Amounts outstanding were $454,998 and $60,270 at September 30, 2008 and December 31, 2007, respectively.

6.  Derivatives

The Company is exposed to interest rate risk from the time of entering into purchase commitments until the delivery of aircraft, at which time the Company receives permanent, fixed-rate financing for each aircraft.  To mitigate the financial risk associated with changes in long-term interest rates, the Company during July 2007 initiated a cash flow hedging program.  The program consists of forward-starting interest rate swaps intended to hedge the expected interest payments associated with anticipated future issuances of long-term debt.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

6.  Derivatives - (Continued)

The term of each cash flow hedge matches the term of the expected financing.  As of September 30, 2008, the Company had one remaining outstanding hedge position, which is scheduled to be settled in January 2009 when the related aircraft delivers and the related permanent financing is obtained. The related agreements for these hedge positions require mandatory cash settlement at the settlement date which is intended to coincide with the delivery of the related aircraft and the receipt of permanent, fixed rate financing. Once permanent financing is secured, the remaining hedge-related balance, which is included in other comprehensive income, will be amortized into interest expense over the life of the aircraft financing.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the use of derivative instruments and their effects on an entity’s financial condition, performance, and cash flows. SFAS 161 is effective for financial statements issued after November 15, 2008 and will affect disclosures only and will have no effect on the Company’s consolidated balance sheet, statements of income, or cash flows.

The following table presents pre-tax gains (losses) on derivative instruments within the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Ineffectiveness from interest rate swaps included in interest expense	$-	$(51)	$(562)	$(51)
Interest expense recognized in earnings from other comprehensive income	(734)	-	(1,518)	-

	As of September 30, 2008	As of December 31, 2007

Fair value of active swaps – recorded in accrued expenses and other current liability	$ (949)	$ (16,777)
Amounts from interest rate swaps recorded in other comprehensive income, net of tax and amortization	(16,352)(1)	(10,761)

    The following table presents the fair values of the Company’s remaining derivative instruments, and the amounts from settled interest rates swaps recorded in other comprehensive income, net of tax and amortization, within the condensed consolidated balance sheets.

(1)
Included in the net unrealized losses from interest rate swaps are approximately $2,161 in net unrealized losses that are expected to be amortized into interest expense during the 12 months following September 30, 2008.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

7.  Comprehensive Income (Loss)

The following table summarizes the Company’s comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$7,717	$10,904	$(1,081)	$27,931
Adjustments (net of tax):
Retired Pilots’ Insurance Benefit Plan amortization of unrealized actuarial gain	(6)	-	(59)	-
Change in cash flow hedge unrealized loss	230	(1,939)	(5,591)	(1,939)
Total other comprehensive income (loss)	$7,941	$8,965	$(6,731)	$25,992

8.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$7,717	$10,904	$(1,081)	$27,931
Basic earnings (loss) per share	$0.43	$0.53	$(0.06)	$1.31
Diluted earnings (loss) per share	$0.43	$0.48	$(0.06)	$1.17

Share computation:
Weighted average number of shares outstanding for basic earnings (loss) per share (1)	17,867	20,470	17,864	21,398
Senior convertible notes (2)	-	1,940	-	2,229
Share-based compensation (3)	24	134	-	236
Weighted average number of shares outstanding for diluted earnings (loss) per share	17,891	22,544	17,864	23,863

(1) During 2007, the Board of Directors of the Company authorized a share repurchase program, whereby the Company repurchased an aggregate of 4,450 shares of its own common stock, which are excluded from basic earnings (loss) per share. The Company accounted for the repurchase of this treasury stock using the cost method.

(2) Dilution is calculated as follows:
	Three MonthsEnded			Nine Months Ended
	September 30, 2008			September 30, 2008

Increase in fully diluted share count=	$121,000 $13.22 (a)	-	$121,000 $4.90 (b)	$121,000 $13.22(a)	-	$121,000 $7.88 (b)

(a) = Conversion price of the Notes
(b) = Average stock price for the three and six month period

(3) Options to purchase 1,120 and 653 shares of common stock were excluded from the diluted earnings (loss) per share calculation at September 30, 2008 and 2007, respectively, because their effect would be anti-dilutive.

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

During the three and nine months ended September 30, 2008, the Company recognized $616 and $1,989, respectively, of share-based compensation expense, and $369 and $1,095 for the same periods of the prior year.

The following table provides certain information with respect to the Company’s stock options:

	Stock Options
	Shares	Weighted Average Exercise Price	Fair Value	Weighted Average Remaining Life	Aggregate Intrinsic Value

Outstanding at January 1, 2008	884	$12.69	$6,470
Granted	284	14.37	1,924
Exercised	(8)	8.05	(38)
Forfeited	(44)	14.19	(345)
Outstanding at September 30, 2008	1,116	$13.10	$8,011	7.1 years	$-
Options exercisable at September 30, 2008	607	$12.10	$4,639	5.8 years	$-

The following table provides certain information with respect to the Company’s restricted stock:

	Restricted Stock
	Shares	Fair Value

Unvested at January 1, 2008	163	$1,827
Granted	109	1,566
Vested	(68)	(700)
Forfeited	(6)	(89)
Unvested at September 30, 2008	198	$2,604

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

10. Income Taxes

The Company incurred income tax expense for the three and nine months ended September 30, 2008 of $3,521 and $3,244, respectively.  As discussed in Note 11, during the second quarter of 2008 the Company recorded an impairment loss of $8,675 on its portfolio of ARS during the second quarter of 2008.  The Company has recorded a full valuation allowance against the tax benefit associated with this capital loss, as the Company does not expect to generate capital gains during the carryforward period against which the loss could be applied.  Consequently, this loss reduces net income by the gross amount.

The Company is currently under audit by the Internal Revenue Service (“IRS”) for the tax years 2003 through 2005.  In May 2007, the IRS proposed certain adjustments to the Company’s positions related to various exam matters.  The Company submitted a protest to the IRS with respect to the adjustments and has begun the administrative appeals process.  Should the IRS prevail on these adjustments, the impact on the Company could be significant.  The Company believes the potential tax exposure related to the items the IRS has focused on during its examinations would not exceed $35,000, plus potential penalties of $9,747.  The Company has reserved for $16,586 of this exposure.  The Company believes that it has provided sufficiently for all audit exposures; however, future earnings, cash flow and liquidity could be materially affected should it receive adverse rulings on the items under review.  Settlement of this audit or the expiration of the statute of limitations on the assessment of income taxes for any tax year may also result in a change in future tax provisions.

11. Investments

At September 30, 2008, the Company’s investment portfolio included ARS with fair values of $126,925, net of recognized losses of $8,675.  As of December 31, 2007, the fair value of the Company’s investment portfolio was $186,850, which equaled the Company’s historical cost basis.

Because of the unprecedented events in the ARS market coupled with overall current market conditions, the Company cannot predict when liquidity in the ARS market will return.  Although the Company believes its securities continue to represent good investments due to the credit ratings of the underlying investments, for a variety of reasons, including record high fuel prices, uncertainty within the airline industry and the US economy in general, the Company may choose to sell some of its ARS portfolio before liquidity in the ARS market returns.  As a result, the Company has determined that the decline in value of its ARS portfolio is other-than-temporary, and may not recover before the investment is sold.  Therefore, the Company, on a specific identification basis, recorded an impairment charge of $8,675 during the second quarter to reflect the decline in value of these securities.  This loss is included in nonoperating expense in the Company’s condensed consolidated statement of income for the nine months ended September 30, 2008.  The Company will continue to evaluate the value of its ARS portfolio, and may record future additional losses through earnings if the Company determines that the fair value of its ARS portfolio has declined further.

Most of the banks that structured and sold ARS to investors have entered into settlement agreements with various state and federal regulatory authorities that provide for the repurchase of ARS at par value from retail investors and small businesses over the next 24 months.  In addition, some banks have made offers to larger institutional investors to repurchase ARS at par value in 2009 and 2010 to the extent that institutional investors have been unable to sell their ARS.  The Company has not yet received such an offer.

12. Commitments and Contingencies

Mesaba. As previously disclosed, the Company was entitled to a claim resulting from Mesaba’s bankruptcy filing.  In 2006, the Company entered into an assignment of claim agreement with Goldman Sachs Credit Partners, L.P. (the “Goldman Agreement”).  At that time, the Company received 80% of the sale price based on the claim amount set forth in the Company’s original proof of claim.  During the second quarter of 2008, the final allowed amount of the claim was determined, and the claim was settled with no material effect to the Company’s financial statements.

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

12. Commitments and Contingencies - (Continued)

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

In October 2008, the Company received notice that ALPA is conducting a campaign to organize Colgan’s pilots under the rules contained in the Railway Labor Act.  The Company expects Colgan’s pilots to vote on this matter prior to year-end.  The Company does not expect a collective bargaining agreement at Colgan to have a material effect on its future financial results, as Colgan’s pilots are already compensated at industry-standard pay.

Purchase Commitments. The Company has contractual obligations and commitments primarily related to future purchases of aircraft.  The Company’s firm orders and options to purchase aircraft as of September 30, 2008 were as follows:

	Firm	Firm Cancelable	Options	Total
Q400
2010	-	8	4	12
2011	-	2	16	18
Total Q400	-	10	20	30

CRJ-900
2009	5	-	-	5
Total CRJ-900	5	-	-	5

Total	5	10	20	35

Firm cancelable aircraft are aircraft that are on firm order, but for which the Company has the right of cancellation without penalty prior to December 2008.  During July 2008, the Company and the aircraft manufacturer agreed to defer the decision date related to exercising the Company’s options for Q400 aircraft and the date for canceling firm cancelable aircraft orders.  For additional information on CRJ-900 and Q400 aircraft, see Note 2.

The Company’s contractual obligations and commitments, which include future purchases of aircraft and engines, are approximately $2,077 for the remainder of 2008 and $130,392 in 2009.

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

12. Commitments and Contingencies - (Continued)

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

The Company is currently engaged in discussions with Northwest involving the interpretation of various components of the ASA.  If the parties are unable to reach a mutually agreeable resolution related to these matters, the parties may elect to resolve the issues through arbitration.  The potential outcome of these disputed matters ranges from an annual increase in the payments received from Northwest of approximately $2,800 to a decrease in payments received from Northwest of as much as $4,800.  Adverse determinations in these matters could result in a loss to the Company of up to $10,700 for disputed amounts accruing through September 30, 2008.

13.  Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.

Previously, the Company’s two airline reportable segments included Pinnacle Airlines, Inc. combined with Pinnacle Airlines Corp. (the “Pinnacle Segment”) and Colgan Air, Inc. (the “Colgan Segment”). During the first quarter of 2008, the Company revised its reportable segments to reflect a change in the information used by the CODM, and its two operating segments now consist of the Company’s two subsidiaries, Pinnacle Airlines, Inc. (“Pinnacle”) and Colgan Air, Inc. (“Colgan”).   Corporate overhead costs incurred by Pinnacle Airlines Corp. are allocated to the operating costs of each subsidiary.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

13.  Segment Reporting - (Continued)

The following represents the Company’s segment data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues:
Pinnacle	$148,184	$150,583	$458,312	$443,356
Colgan	73,650	55,147	189,043	143,002
Eliminations	(42)	-	(68)	(84)
Consolidated	$221,792	$205,730	$647,287	$586,274

Operating income (loss):
Pinnacle	$12,016	$15,917	$39,654	$42,867
Colgan	7,994	(910)	(10,393)	(213)
Eliminations	-	-	-	-
Consolidated	$20,010	$15,007	$29,261	$42,654

The following represents the Company’s segment assets:

	September 30, 2008	December 31, 2007
Total assets:
Pinnacle	$528,412	$544,746
Colgan	297,223	144,183
Unallocated	260,677	19,659
Consolidated	$1,086,312	$708,588

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following management’s discussion and analysis describes the principal factors affecting the Company’s results of operations, liquidity, capital resources and contractual cash obligations.  This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”), which include additional information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results.

Our website address is www.pncl.com.  All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Outlook

General

We will continue to execute on our growth plan for the remainder of 2008 and 2009.  Our Colgan subsidiary took delivery of the final two of its 15 Q400 aircraft to be operated under our capacity purchase agreement (“CPA”) with Continental and placed them into service during July.  Our Pinnacle subsidiary has taken delivery of 11 of the 16 aircraft to be operated under its Delta Connection Agreement (“DCA”) with Delta, with nine currently placed in service.  Pinnacle and Delta recently agreed to defer the in-service dates on the remaining seven CRJ-900 aircraft to be operated under the DCA until the first and second quarters of 2009.  In addition, Pinnacle and Delta recently agreed to temporarily add seven CRJ-900 aircraft to Pinnacle’s fleet that were previously operated by another Delta Connection carrier (the “Temporary Aircraft”).  Pinnacle will operate the Temporary Aircraft under the terms of its existing DCA until Pinnacle’s remaining permanent aircraft deliver from Bombardier during the first and second quarters of 2009.

On October 29, 2008, Delta and Northwest completed its previously announced merger, forming the world’s largest airline.  We are the second largest independent corporate regional partner for the combined Delta/Northwest operation.  We do not believe that major airline industry consolidation will materially affect our current or prospective operations, as our capacity purchase agreements are relatively long-term and do not contain early termination provisions that could be triggered by consolidation.  In addition, we strive to maintain strong relationships with all of our partners, and we believe that we will continue to be an important part of our partners’ networks, with or without industry consolidation.

The airline industry is undergoing a major period of instability as a result of high volatility in the cost of fuel.  As of September 30, 2008, the price of crude oil was approximately 25% higher than the price at September 30, 2007, although the price of fuel has continued to decline since September 30, 2008.  Earlier in 2008, fuel prices increased to an all time high.  Most major U.S. airlines have incurred significant losses during 2008, and several smaller airlines have filed for bankruptcy or liquidated since the beginning of 2008.  This instability has forced the entire industry to undergo a major transformation to develop a business model that can be sustained at high fuel prices.  Most major airlines have announced significant cuts in capacity to take place beginning in the fall of 2008.  Many are planning to cut regional airline capacity as well.  For example, Delta announced that it intended to decrease domestic capacity by 13% during the second half of 2008, and it is targeting to remove the equivalent of 100 regional aircraft by the end of 2008.  Although fuel prices have recently declined, providing some relief to major airlines, many economic experts are now predicting that the U.S. economy is in a recession.  Historically, demand for air travel has declined during recessions.  This economic uncertainty presents another challenge for the airline industry.

Regional jets use more fuel per seat than larger jets, which causes the profitability of regional jet markets to be more sensitive to changes in fuel costs.  Many industry experts believe that major airlines within the United States operate more 50-seat regional jets than can be supported by current economic conditions.  As our major airline partners restructure their operations to survive this period of fuel price volatility and economic uncertainty, we expect them to review the relationships that they have with regional airlines, and we expect this to result in changes to these relationships.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outlook - (Continued)

In June, Delta gave notice to Pinnacle that it intended to terminate Pinnacle’s DCA for 16 CRJ-900 aircraft, citing failure to meet on-time performance requirements in the DCA.  Delta had previously given similar notice to terminate a capacity purchase agreement for 34 regional jets with another of its partners, citing failure to meet completion factor requirements.  We disputed Delta’s right to terminate the DCA, and we subsequently agreed with Delta to continue operating under the DCA with a deferral of the in-service dates for the remaining seven CRJ-900 aircraft that are not yet in service.  We expect all of our partners to increase their scrutiny of the operational and cost performance of their regional partners in light of ongoing industry conditions.  Although we were successful in keeping our DCA intact with Delta, a future attempt by Delta or an attempt by another of our partners to terminate one of our capacity purchase agreements would, if successful, have a material negative impact on our financial performance and liquidity.  We closely monitor the minimum required operational standards within all of our operating agreements, and we believe we are currently in compliance with all of our major operating agreements.

We continue to own approximately $135.6 million par amount of auction rate securities (“ARS”).  Due to recent events in the credit markets, these investments have become illiquid and have suffered a decline in fair value.  We have classified these investments as noncurrent assets on our condensed consolidated balance sheet at September 30, 2008 at their fair value of $126.9 million.  We continue to earn interest on all of our ARS instruments.  As the market for our ARS portfolio changes, we may record additional losses to reflect their fair value.

Most of the banks that structured and sold ARS to investors have entered into settlement agreements with various state and federal regulatory authorities that provide for the repurchase of ARS at par value from retail investors and small businesses over the next 24 months.  In addition, some banks have made offers to larger institutional investors to repurchase ARS at par value in 2009 and 2010 to the extent that institutional investors have been unable to sell their ARS. We have not yet received such an offer.  However, we expect that to the extent that offers are generally made to institutional investors by the major banks that structured and sold ARS, we would likewise be made a similar offer for settlement related to our ARS holdings.

In the mean time, we have arranged for a $90 million margin loan facility (the “Credit Facility”) to be used to support our aircraft purchases and other working capital requirements, which we believe will be sufficient to supplement our cash flows from operations and meet our current liquidity needs.  Although the Credit Facility has a maturity date in November 2009, we would expect the Credit Facility to remain outstanding until we receive an offer to repurchase our ARS or otherwise are able to monetize our ARS portfolio.

Outlook for Pinnacle Airlines, Inc.

With the addition of the CRJ-900 aircraft, we believe Pinnacle is well positioned for additional growth opportunities as they materialize within the airline industry.  The CRJ-900 aircraft is the most cost efficient regional jet in its class, and the next-generation cabin interior provides a new level of customer comfort.  Although we expect our major airline customers to focus more on the current fuel and economic crisis and associated capacity reductions during 2008, we do expect additional opportunities for 70-90 seat aircraft beyond 2008 as major airlines continue to rationalize their domestic networks.

As part of the agreement with Delta to withdraw its attempted cancellation of Pinnacle’s DCA, we agreed to defer the in-service dates under the DCA for the remaining seven CRJ-900 aircraft to be delivered to Pinnacle.  The aircraft were previously scheduled to go into service between July 2008 and January 2009.  Under the amended DCA, the aircraft will go into service between January 2009 and May 2009.  Concurrently, we reached an agreement with the aircraft manufacturer to defer delivery of five of the seven aircraft into 2009 to match the revised in-service dates under our DCA.  Two of the seven aircraft were delivered to Pinnacle in July 2008.  We plan to use these two aircraft to support our operations under the DCA until their in-service dates in January 2009.  However, we incurred approximately $0.8 million of interest, depreciation, insurance, and related costs during the third quarter that were not reimbursed by Delta, and we expect to incur up to an additional $1 million of such costs during the fourth quarter that will not be reimbursed by Delta unless we use the aircraft in scheduled service as outlined below.

As of November 6, 2008, we had accepted delivery of four of the Temporary Aircraft, and we expect to receive the remaining three Temporary Aircraft during November 2008.  We lease the Temporary Aircraft directly from Delta at a nominal lease rate.  We operate the Temporary Aircraft under the DCA and receive payments related to the capacity we provide to Delta at the same rates that we receive on our permanent fleet of CRJ-900 aircraft under the DCA, with the exception that we do not receive any reimbursement or margin for

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outlook - (Continued)

 the aircraft rental costs associated with the Temporary Aircraft.  Additionally, we agreed with Delta to operate one or both of our owned CRJ-900 aircraft that are scheduled to enter service under the DCA in January 2009 from time to time during the fourth quarter to support the transition of the Temporary Aircraft from the previous operator into our fleet.  When we operate our two CRJ-900 aircraft, we will receive reimbursement for aircraft ownership costs on a pro-rata basis.

Certain elements of Pinnacle’s operating performance under its ASA with Northwest are measured over six month periods beginning each January and July.  Pinnacle must achieve certain goals for its completion factor, on-time performance, mishandled baggage ratio, and customer complaints during each six month period to earn incentive revenue under the ASA.  These metrics include some items outside of Pinnacle’s control, including cancellations and delays caused by weather or air traffic control.  Historically, Pinnacle’s performance has declined during winter months due to severe winter weather.  Although Pinnacle’s operating performance during the second and third quarters of 2008 has been well above standards contained in the ASA and above most of our competitors, we may incur lost incentive payments in the future to the extent that we experience harsh weather over extended periods.

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

We have discussed arbitrating these issues with Northwest.  To date, we have not resolved these matters, and we recently agreed to move forward with arbitration proceedings on one of the issues.  Adverse determinations in these matters could result in a loss to the Company of up to $10.7 million for disputed amounts through September 30, 2008.  We believe that we will prevail in these matters, and therefore, we do not believe a loss is probable at this time.  However, we may not be successful in resolving these disputes without reducing our future income, and/or without paying Northwest for some or all of the amount noted above.  We cannot currently predict the timing of the resolution of these matters.

Outlook for Colgan Air, Inc.

We recently agreed with Bombardier to convert the options and cancelable orders for 30 additional Q400 aircraft into options and cancelable orders for the next-generation cabin configuration version of the Q400 aircraft. The next generation version will contain modifications to enhance passenger comfort, including a new LED lighting system, new ceiling panels, scalloped side walls, and larger overhead bins. This next generation cabin configuration will not be available until 2010, and we have deferred the delivery dates for our 30 options and cancelable orders to take place between August 2010 and November 2011.  The exercise dates for the options and cancelable orders begin in December 2008.  We have received very positive feedback on the operating performance and customer acceptance of the Q400 fleet that we have added at Colgan, and we continue to discuss the possibility of new or expanded capacity purchase agreements with our major airline partners.  We believe that in the current high fuel cost environment, the Q400 is a very attractive, cost efficient alternative to regional jets of similar or smaller size.  Currently, however, most major airlines are reviewing their networks and undertaking steps to reduce capacity, including regional aircraft, to remove marginal flights that are not profitable at current fuel costs.  We believe there will be long-term demand for our services with the Q400 aircraft; however, we do not yet know whether or when we will exercise our options for delivery of any of the 30 Q400 aircraft.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outlook - (Continued)

One key to exercising our options for additional aircraft is the availability of financing for these aircraft.  We currently do not have the resources to acquire additional Q400 aircraft without obtaining some form of financing.  We expect that the lender that has financed our initial purchase of 15 Q400 aircraft will make financing available on similar terms.  In addition, we will seek alternative forms of financing that reduce the amount of up-front investment required to obtain the aircraft, such as operating leases.

Colgan has been operating Q400 aircraft under its CPA with Continental since February 2008.  Although we have not yet achieved the level of ongoing profitability that we expect under our CPA, our financial performance during this startup period has generally been in line with our expectations.  One key factor affecting Colgan’s Q400 financial performance that was not anticipated were penalties totaling $1.1 million that we paid to Continental related to delays in aircraft deliveries from the manufacturer.  With all 15 aircraft now delivered, we expect Colgan’s financial performance related to the Q400 aircraft to continue to improve.  It is our intention to grow this component of Colgan’s business over time.

A large portion of Colgan’s operations are conducted under revenue pro-rate code-share agreements.  Under this type of agreement, we select our own routes, manage our fares and inventory of unsold seats, and incur all of the costs of operating and marketing our flights.  We market our flights under the brand of our code-share partners, and we pro-rate the revenue from passengers who purchase a connecting ticket between flight segments operated by us and our partners.  Under this type of flying, we bear the risk of changes in the pricing structure and demand for travel in markets we serve, and we bear the risk of changes in fuel prices.  The unprecedented increase in fuel costs over the past 12 months has significantly affected the profitability Colgan’s pro-rate operations.  Colgan experienced an operating loss inclusive of goodwill impairment and other special charges of $10.4 million during the nine months ended September 30, 2008.

As a result, we created a plan to reduce the scope of Colgan’s pro-rate operations, and to create for the remaining pro-rate network a sustainable route structure at recent peak fuel prices.  Our plan includes the retirement of six additional Saab 340 and the remaining four Beech 1900 aircraft from Colgan’s fleet, the recently received increased subsidies under the Federal Essential Air Service (“EAS”) program, and a renegotiation of our code-share agreement with United related to markets that are not subsidized under the EAS program.  We had previously announced the retirement of ten Saab 340 aircraft under our turn-around plan.  However, we are negotiating with United to continue operations in four markets that historically have been unprofitable for Colgan by increasing the connecting passenger incentive that United pays to Colgan.  With this change, we expect that these United Express markets will be sustainable for Colgan, and thus we have tentatively decided to remain in these markets.  Colgan’s profitability improved during the third quarter of 2008, and we expect that the changes we are making, coupled with recent declines in fuel prices and recent increases in average passenger fares, will improve Colgan’s pro-rate financial results in future periods.

Our ongoing actions to improve the profitability of Colgan’s pro-rate operations have resulted in significant one-time costs related to the return of aircraft to our lessors, and could result in additional one-time costs.  Such steps could involve removing additional leased aircraft from service and returning them to third party lessors in advance of lease expirations, removing and remarketing owned Saab aircraft, selling or disposing of Colgan’s inventory of Saab parts, and potentially furloughing or retraining employees. We recorded an additional $1.0 million in fleet retirement costs during the third quarter related to expected maintenance costs on leased aircraft that we will perform prior to returning the aircraft to the lessors. In addition to the goodwill impairment charge, as discussed in Note 3 in Item 1 of this Form 10-Q, additional reductions in the size and scope of our pro-rate code-share operations, could result in future write-downs of the carrying value of Colgan’s pro-rate related tangible and intangible assets.  As of September 30, 2008, Colgan's intangible assets had a balance of approximately $4.0 million.

We believe that the significant measures contained within our turn-around plan will eliminate or significantly reduce the annual operating losses that Colgan experienced in its pro-rate operations during the first half of 2008.  However, the initiatives we implement may not improve Colgan’s performance enough to restore profitability.  We may not be able to reduce Colgan’s fixed overhead costs commensurately with the reductions in service that we are planning.  In addition, decreases in unit revenue or increases in the price of fuel may further deteriorate Colgan’s financial performance.  We will likely incur a significant loss on Colgan’s pro-rate operations for the full year of 2008.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following represents our results of operations, by segment and consolidated, for the three and nine months ended September 30, 2008.  A discussion of our results of operations as compared to the same periods in 2007 follows.
	Three Months Ended September 30, 2008
	Pinnacle	Colgan	Eliminations	Consolidated
	(in thousands)
Operating revenues
Regional airline services	$146,643	$73,599	$-	$220,242
Other	1,541	51	(42)	1,550
Total operating revenues	148,184	73,650	(42)	221,792

Operating expenses
Salaries, wages and benefits	42,526	14,902	-	57,428
Aircraft fuel	-	14,831	-	14,831
Aircraft maintenance, materials and repairs	11,872	8,583	-	20,455
Aircraft rentals	29,517	1,894	-	31,411
Other rentals and landing fees	13,604	5,933	-	19,537
Ground handling services	18,622	3,071	(42)	21,651
Commissions and passenger related expense	1,397	5,786	-	7,183
Depreciation and amortization	3,828	3,758	-	7,586
Other	14,802	5,829	-	20,631
Impairment of goodwill and aircraft lease return costs	-	1,069	-	1,069
Total operating expenses	136,168	65,656	(42)	201,782

Operating income	12,016	7,994	-	20,010

Operating margin	8.1%	10.9%	-	9.0%

Nonoperating income (expense)
Interest income				1,289
Interest expense				(10,253)
Miscellaneous income, net				192
Total nonoperating expense				(8,772)
Income before income taxes				11,238
Income tax expense				(3,521)
Net income				$7,717

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - (Continued)

	Nine Months Ended September 30, 2008
	Pinnacle	Colgan	Eliminations	Consolidated
	(in thousands)
Operating revenues
Regional airline services	$451,514	$188,900	$-	$640,414
Other	6,798	143	(68)	6,873
Total operating revenues	458,312	189,043	(68)	647,287

Operating expenses
Salaries, wages and benefits	127,908	41,993	-	169,901
Aircraft fuel	-	41,603	-	41,603
Aircraft maintenance, materials and repairs	35,412	30,585	-	65,997
Aircraft rentals	91,674	5,765	-	97,439
Other rentals and landing fees	39,142	13,244	-	52,386
Ground handling services	62,647	10,133	(68)	72,712
Commissions and passenger related expense	4,972	16,464	-	21,436
Depreciation and amortization	9,572	8,994	-	18,566
Other	47,331	16,967	-	64,298
Impairment of goodwill and aircraft lease return costs	-	13,688	-	13,688
Total operating expenses	418,658	199,436	(68)	618,026

Operating income (loss)	39,654	(10,393)	-	29,261

Operating margin	8.7%	(5.5)%	-	4.5%

Nonoperating income (expense)
Interest income				5,326
Interest expense				(23,915)
Impairment on auction rate securities				(8,675)
Miscellaneous income, net				166
Total nonoperating expense				(27,098)
Income before income taxes				2,163
Income tax expense				(3,244)
Net loss				$(1,081)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - (Continued)

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2008 compared to the same periods in 2007.  The acquisition of Colgan was completed on January 18, 2007.  As such, the data presented for Colgan includes the period from the acquisition date through September 30, 2007, which represents approximately 94% of the nine months ended September 30, 2007.

Consolidated and Segmented Results of Operations

Consolidated

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(in thousands)
Total operating revenue	$221,792	$205,730	16,062	8%	$647,287	$586,274	61,013	10%
Total operating expenses	201,782	190,723	11,059	6%	618,026	543,620	74,406	14%
Operating income	20,010	15,007	5,003	33%	29,261	42,654	(13,393)	(31)%
Operating margin	9.0%	7.3%	1.7 pts		4.5%	7.3%	(2.8) pts

Total nonoperating (expense) income	(8,772)	1,382	(10,154)	(735)%	(27,098)	(1,460)	(25,638)	(1756)%

Income before income taxes	11,238	16,389	(5,151)	(31)%	2,163	41,194	(39,031)	(95)%
Income tax expense	(3,521)	(5,485)	(1,964)	(36)%	(3,244)	(13,263)	(10,019)	(76)%
Net income (loss)	7,717	10,904	(3,187)	(29)%	(1,081)	27,931	(29,012)	(104)%

       Operating Revenues

Operating revenue of $221.8 million and $647.3 million for the three and nine months ended September 30, 2008 increased $16.1 million, or 8%, and $61.0 million, or 10%, respectively.  Changes in our capacity purchase related operating revenue are primarily caused by changes in our operating fleet size and aircraft utilization, and changes in our pro-rate related operating revenue are primarily caused by the average load factor and average fare.  These changes are discussed in greater detail within our segmented results of operations.

Operating Expenses

Operating expenses increased by $11.1 million, or 6%, during the three months ended September 30, 2008 and by $74.4 million, or 14%, during the nine months ended September 30, 2008, primarily due to increases in block hours and departures associated with the growth in our capacity purchase related operating fleet.  In addition, operating expenses increased as a result of increased fuel prices related to our pro-rate operations, higher depreciation expense following the addition of our recently purchased CRJ-900 and Q400 aircraft, impairment of Colgan’s goodwill and certain intangible assets, Colgan’s lease return costs, and increased compensation expense resulting from the increase in employees related to the growth of our business.  These changes are discussed in greater detail within our segmented results of operations.

Nonoperating Expense

Net nonoperating expense of $8.8 million for the three months ended September 30, 2008 increased by approximately $10.2 million over net nonoperating income of $1.4 million during the same period in 2007.  This increase is attributable to the $9.1 million increase in interest expense, primarily related to the financing of the CRJ-900 and Q400 aircraft, the majority of which were delivered in 2008.  In addition, interest income decreased $1.2 million due to a lower average balance compared to the same period of 2007, as investments were sold to fund our equity investment in our owned aircraft.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - (Continued)

Net nonoperating expense of $27.1 million for the nine months ended September 30, 2008 increased by $25.6 million over net nonoperating expense of $1.5 million during the same period in 2007.  These increases are attributable to the $17.8 million increase in interest expense, primarily attributable to the financing of the CRJ-900 and Q400 aircraft.  In addition, these increases are partially attributable to the $8.7 million impairment charge on our portfolio of auction rate securities, offset by a $4.1 million loss incurred in the second quarter of 2007 related to the sale of our remaining Northwest unsecured claim.

Income Tax Expense

For the three and nine months ended September 30, 2008, our income tax expense decreased by $2.0 million and $10.0 million, respectively, primarily related to the decrease in pre-tax income as compared to the same periods in 2007.  Partially offsetting the decline of income tax expense is our belief that we will receive no tax benefit related to the previously discussed $8.7 million nonoperating impairment loss recorded in the second quarter of 2008 on our ARS because this capital loss cannot be used to reduce our ordinary taxable income, and because we expect no capital gains during the carryforward period against which the loss could be applied.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - (Continued)

Pinnacle Operating Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Other Data:
Revenue passengers (in thousands)	2,619	2,636	(1)%	7,770	7,477	4%
Revenue passenger miles “RPMs”(in thousands)	1,236,067	1,230,775	-	3,622,776	3,471,275	4%
Available seat miles “ASMs” (in thousands)	1,598,929	1,562,621	2%	4,715,054	4,528,179	4%
Passenger load factor	77.3%	78.8%	(1.5) pts.	76.8%	76.7%	0.1 pts.
Operating revenue per ASM (in cents)	9.27	9.64	(4)%	9.72	9.79	(1)%
Operating cost per ASM (in cents)	8.52	8.62	(1)%	8.88	8.84	-
Operating revenue per block hour	$1,377	$1,340	3%	$1,382	$1,347	3%
Operating cost per block hour	$1,265	$1,198	6%	$1,262	$1,217	4%
Block hours	107,632	112,378	(4)%	331,744	329,201	1%
Departures	66,779	68,370	(2)%	200,568	199,598	-
Average daily utilization (block hours)	8.74	8.77	-	8.91	8.79	1%
Average stage length (miles)	465	461	1%	462	460	-

Number of operating aircraft (end of period)
CRJ-200	124	139	(11)%
CRJ-900	11	-	100%
Employees (end of period)	4,164	4,061	3%

Pinnacle Operating Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(in thousands)
Operating revenues
Regional airline services
Northwest	$136,710	$148,167	$(11,457)	(8)%	$429,608	$435,923	$(6,315)	(1)%
Delta	9,933	-	9,933	100%	21,906	-	21,906	100%
Other	1,541	2,416	(875)	(36)%	6,798	7,433	(635)	(9)%
Total operating revenues	$148,184	$150,583	$(2,399)	(2)%	$458,312	$443,356	$14,956	3%

Regional Airline Services

For the three and nine months ended September 30, 2008, revenue earned under our ASA with Northwest of $136.7 million and $429.6 million decreased by $11.5 million, or 8%, and $6.3 million, or 1%, respectively, compared to the same periods in 2007.  Revenue earned under our ASA with Northwest was negatively affected by the return of 15 CRJ-200 aircraft pursuant to the terms of our ASA.  During the three and nine months ended September 30, 2008, we operated 10% and 6% fewer average CRJ-200 aircraft, respectively, than the same periods in 2007.  In addition, revenue was negatively affected by a change in our reimbursable costs.  Pursuant to the terms of our ASA with Northwest, we are reimbursed with margin for certain operational costs.  These costs include certain maintenance costs, aircraft rentals, passenger liability and hull insurance, property taxes, fuel, ground handling at Northwest service cities, and landing fees at Detroit Metropolitan Wayne County Airport (“DTW”).  To the extent that these reimbursable costs decline, we experience a corresponding decline in revenue.  Our reimbursable expenses for the three and nine months ended September 30, 2008, decreased by 12% and 5%, respectively, causing decreases in revenue of 12% and 5%, respectively.  Partially offsetting this decrease is a 2% increase in ASA revenue for the three and nine months ended September 30, 2008 related to the annual inflation index adjustment in our ASA rates.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - (Continued)

Revenue earned under the DCA was approximately $9.9 million and $21.9 million for the three and nine months ended September 30, 2008, respectively.  As of September 30, 2008, we operated 11 CRJ-900 aircraft under our DCA.  We took delivery of two CRJ-900 aircraft during the third quarter of 2008, which will be placed into service in January 2009.  Until these aircraft are placed into service, they will be used as spares to support our Delta Connection operations.  During this period, we are being reimbursed by Delta for a portion of certain ownership costs related to one of these aircraft, and such reimbursement is included in our operating revenue.

Other Revenue

Other revenue decreased $0.9 million, or 36%, for the three months ended September 30, 2008 and $0.6 million, or 9%, for the nine months ended September 30, 2008, as compared to the same periods in 2007.  These decreases were primarily related to a decline in revenue earned from providing certain baggage handling services to Northwest at its Memphis hub.

Pinnacle Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(in thousands)
Operating expenses
Salaries, wages and benefits	$42,526	$40,327	$2,199	5%	$127,908	$117,155	10,753	9%
Aircraft maintenance, materials and repairs	11,872	11,637	235	2%	35,412	35,611	(199)	(1)%
Aircraft rentals	29,517	32,791	(3,274)	(10)%	91,674	97,569	(5,895)	(6)%
Other rentals and landing fees	13,604	12,471	1,133	9%	39,142	36,895	2,247	6%
Ground handling services	18,622	21,176	(2,554)	(12)%	62,647	64,064	(1,417)	(2)%
Commissions and passenger related expense	1,397	1,026	371	36%	4,972	2,867	2,105	73%
Depreciation and amortization	3,828	1,195	2,633	220%	9,572	3,391	6,181	182%
Other	14,802	14,043	759	5%	47,331	42,937	4,394	10%
Total operating expenses	136,168	134,666	1,502	1%	418,658	400,489	18,169	5%

Operating income	$12,016	$15,917	$(3,901)	(25)%	$39,654	$42,867	(3,213)	(8)%

Operating margin	8.1%	10.6%	(2.5) pts.		8.7%	9.7%	(1.0) pts.

Salaries, wages and benefits increased by $2.2 million and 5% for the three months ended September 30, 2008 and $10.8 million and 9% for the nine months ended September 30, 2008, as compared to the same periods in 2007.  These increases were due primarily to the increase in the average number of employees of 3%, coupled with wage rate and benefit increases for existing employees. The increase in the number of employees is related to our planned increases to support our new Delta Connection operations.  Additionally, we are experiencing decreased employee productivity temporarily as we transition out of our 15 CRJ-200 aircraft operated on behalf of Northwest and into 11 CRJ-900 aircraft operated on behalf of Delta.

Aircraft maintenance, materials and repairs expenses increased by $0.2 million and 2% for the three months ended September 30, 2008 compared to the same period in 2007 and decreased by $0.2 million and 1% for the nine months ended September 30, 2008.  Underlying these slight changes are more significant changes in the mix of reimbursable and non-reimbursable maintenance costs on the CRJ-200 aircraft.  To the extent that we experience an increase in non-reimbursable maintenance costs, we receive no additional revenue to offset the increases.  For the three and nine months ended September 30, 2008, non-reimbursable maintenance expenses increased by $3.7 million and $4.5 million, respectively.  These increases are attributable to additional maintenance due to the aging of our CRJ-200 fleet.  As previously discussed, we are reimbursed with margin by Northwest for certain maintenance costs under our ASA.  For the three and nine months ended September 30, 2008, the decrease in reimbursable maintenance expenses under our ASA caused a decrease of $3.5 million and $4.4 million, respectively, to our ASA revenue.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - (Continued)

Aircraft rentals expense decreased $3.3 million and $5.9 million, or 10% and 6%, during the three and nine months ended September 30, 2008 as compared to the same periods in 2007.  This decrease relates to the 10% and 6% fewer average number of CRJ-200 aircraft, which are leased from Northwest, during 2008 as compared to 2007.  As previously discussed, aircraft rentals are reimbursable expenses under our ASA, and as a result of the fewer average number of CRJ-200 aircraft in our fleet, revenue under our ASA decreased by $3.6 million and $6.1 million for the three and nine months ended September 30, 2008.

Other rentals and landing fees increased $1.1 million and $2.2 million during the three and nine months ended September 30, 2008 as compared to the same periods in 2007.  These increases primarily relate to rate increases for landing fees in certain markets, the most significant increase being at DTW.  Pursuant to the terms of our ASA with Northwest, DTW landings fees are reimbursable under our ASA, and thus caused increases of $0.7 million and $1.6 million in revenue under our ASA for the three and nine months ended September 30, 2008.

Ground handling services decreased $2.6 million, or 12%, and $1.4 million, or 2%, during the three and nine months ended September 30, 2008 as compared to the same periods in 2007.  The decrease is primarily related to the 9% and 5% decrease in Northwest departures, respectively, attributable to the removal of several CRJ-200 aircraft from our fleet and a decrease in the number of Northwest cities served.  Under our ASA, ground handling services at Northwest cities served are reimbursable costs, and as such, decreased our ASA revenue by $1.8 million and $0.6 million, respectively, for the three and nine months ended September 30, 2008.  Ground handling services are provided at no cost under the DCA.

Depreciation and amortization expense increased by $2.6 million and $6.2 million for the three and nine months ended September 30, 2008, respectively.  This is primarily related to depreciation on the 11 CRJ-900 aircraft.

Other expense increased by $0.8 million and $4.4 million, respectively, for the three and nine months ended September 30, 2008.  This increase primarily relates to increased pilot training and crew travel expenses related to our new operations with Delta.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - (Continued)

Colgan Operating Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change

Pro Rate Agreements:
Revenue passengers (in thousands)	356	425	(16)%	1,082	1,112	(3)%
RPMs (in thousands)	65,192	78,475	(17)%	197,977	206,046	(4)%
ASMs (in thousands)	146,997	164,907	(11)%	446,643	443,782	1%
Passenger load factor	44.3%	47.6%	(3.3)pts.	44.3%	46.4%	(2.1) pts.
Passenger yield (in cents)	82.26	70.22	17%	77.76	69.29	12%
Operating revenue per ASM (in cents)	36.48	33.42	9%	34.47	32.17	7%
Operating revenue per block hour	$1,804	$1,560	16%	$1,675	$1,512	11%
Block hours	29,722	35,329	(16)%	91,888	94,433	(3)%
Departures	25,679	30,049	(15)%	77,147	79,982	(4)%
Fuel consumption (in thousands of gallons)	3,918	4,459	(12)%	11,535	12,583	(8)%
Average price per gallon	$3.79	$2.39	59%	$3.61	$2.25	60%
Average fare	$151	$130	16%	$142	$128	11%

Capacity Purchase Agreement:
Revenue passengers (in thousands)	394	-	100%	770	-	100%
Revenue passenger miles (in thousands)	109,687	-	100%	214,582	-	100%
ASMs (in thousands)	175,823	-	100%	325,365	-	100%
Passenger load factor	62.4%	-	62.4 pts.	66.0%	-	66.0 pts.
Operating revenue per ASM (in cents)	11.36	-	100%	10.74	-	100%
Operating revenue per block hour	$1,504	-	100%	$1,413	-	100%
Block hours	13,282	-	100%	24,741	-	100%
Departures	8,641	-	100%	15,927	-	100%

Total Colgan:
Block hours	43,004	35,329	22%	116,629	94,433	24%
Departures	34,320	30,049	14%	93,074	79,982	16%
ASMs (in thousands)	322,820	164,907	96%	772,008	443,782	74%
Total operating cost per ASM (in cents)	20.34	33.99	(40)%	25.83	32.27	(20)%
Total operating cost per ASM (in cents) (excluding impairment of goodwill and aircraft lease return costs)	20.01	33.99	(41)%	24.06	32.27	(25)%
Total operating cost per block hour	$1,527	$1,587	(4)%	$1,710	$1,517	13%
Total operating cost per block hour (excluding impairment of goodwill and aircraft lease return costs)	$1,502	$1,587	(5)%	$1,593	$1,517	5%

Average daily utilization (block hours)	10.76	7.95	35%	8.63	7.36	17%
Average stage length (miles)	221	185	19%	209	184	14%
Number of operating aircraft (end of period)
Saab 340	37	42	(12)%
Beech 1900	4	7	(43)%
Q400	15	-	100%
Employees	1,389	1,244	12%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - (Continued)

Colgan Operating Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(in thousands)
Operating revenues
Regional airline services:
Pro-rate and EAS	$53,628	$55,104	$(1,476)	(3)%	$153,949	$142,773	$11,176	8%
Capacity purchase agreement	19,971	-	19,971	100%	34,951	-	34,951	100%
Other	51	43	8	19%	143	229	(86)	(38)%
Total operating revenues	$73,650	$55,147	$18,503	34%	$189,043	$143,002	$46,041	32%

Total operating revenue for the three and nine months ended September 30, 2008 of $73.7 million and $189.0 million increased by $18.5 million, or 34%, and $46.0 million, or 32%, from the same periods in 2007.  The primary reason for this increase is the addition of revenue earned under our new CPA with Continental.

During the three and nine months ended September 30, 2008, we added two and 15 Q400 aircraft, respectively, to our new Continental Connection operations, which began in February 2008.  Revenue earned under our new CPA agreement with Continental was $20.0 million and $35.0 million for the three and nine months ended September 30, 2008.

Revenue earned under our pro-rate and Essential Air Service (“EAS”) agreements decreased by $1.5 million and 3% during the three months ended September 30, 2008.  This decrease is related to the retirement of eight of our Saab and Beech aircraft in conjunction with eliminating certain markets under our pro-rate agreements.  Offsetting this decrease in revenue is the 16% increase in our average fare and the increase in subsidies from our EAS revenue, as discussed in Note 2.  As a result, our average unit revenue (expressed as revenue per available seat mile) increase by 9%.  During the nine months ended September 30, 2008, revenue earned under our pro-rate and EAS agreements increased $11.2 million and 8%.  The increase is primarily due to the 11% increase in our average fare that resulted in a 7% increase in revenue per available seat mile.  In addition, revenue under our pro-rate agreements during the nine months ended September 30, 2007 excludes revenue prior to our acquisition of Colgan on January 18, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - (Continued)

Colgan Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(in thousands)
Operating expenses
Salaries, wages and benefits	$14,902	$12,503	$2,399	19%	$41,993	$33,237	$8,756	26%
Aircraft fuel	14,831	10,785	4,046	38%	41,603	26,718	14,885	56%
Aircraft maintenance, materials and repairs	8,583	10,831	(2,248)	(21)%	30,585	27,560	3,025	11%
Aircraft rentals	1,894	2,258	(364)	(16)%	5,765	6,428	(663)	(10)%
Other rentals and landing fees	5,933	2,836	3,097	109%	13,244	7,464	5,780	77%
Ground handling services	3,071	3,344	(273)	(8)%	10,133	9,172	961	10%
Commissions and passenger related expense	5,786	6,094	(308)	(5)%	16,464	15,068	1,396	9%
Depreciation and amortization	3,758	1,253	2,505	200%	8,994	3,429	5,565	162%
Other	5,829	6,153	(324)	(5)%	16,967	14,139	2,828	20%
Impairment of goodwill and aircraft lease return costs	1,069	-	1,069	100%	13,688	-	13,688	100%
Total operating expenses	65,656	56,057	9,599	17%	199,436	143,215	56,221	39%

Operating income	$7,994	$(910)	$8,904	978%	$(10,393)	$(213)	$(10,180)	(4779)%

Operating margin	10.9%	(1.7)%	12.6 pts.		(5.5)%	(0.1)%	(5.4) pts.

Salaries, wages and benefits increased by $2.4 million, or 19%, and $8.8 million, or 26%, during the three and nine months ended September 30, 2008.  Excluding the effect of the previously discussed year over year difference in time periods presented, this expense increased primarily due to the increase in the average number of employees of 12%, largely attributed to the growth of Colgan’s operating fleet related to its new Q400 operation, as well as wage rate and benefit increases for existing employees.

Aircraft fuel expense increased $4.0 million, or 38%, for the three months ended September 30, 2008 and $14.9 million, or 56%, for the nine months ended September 30, 2008.  This increase is primarily related to the increase in the average price of fuel.  Colgan’s average price paid per gallon increased 59% and 60%, respectively, during the three and nine months ended September 30, 2008, as compared to the same periods in 2007.  Offsetting this increase was a 12% and 8% decrease in gallons consumed for the three and nine months ended September 30, 2008, due to the retirement of several of our Saab and Beech aircraft.

Aircraft maintenance, materials and repairs expense decreased by $2.2 million, or 21%, for the three months ended September 30, 2008 and increased by $3.0 million, or 11%, for the nine months ended September 30, 2008.  Maintenance expense during the third quarter of 2008 was reduced by $1.4 million due to the correction of an error related to certain maintenance accruals recorded in the first and second quarters of 2008.  The increase in maintenance expense for the nine months ended September 30, 2008 is primarily related to the increase in our operations.

Aircraft rentals decreased by $0.4 million, or 16%, for the three months ended September 30, 2008 and $0.7 million, or 10%, for the nine months ended September 30, 2008.  This decrease is attributable to the return of eight leased aircraft.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - (Continued)

Other rentals and landing fees increased $3.1 million, or 109%, for the three months ended September 30, 2008, and $5.8 million, or 77%, during the nine months ended September 30, 2008.  Landing fees increased as a result of increased departures and operating the larger Q400 aircraft.  In addition, we are now flying into markets with significantly higher landing fees, such as Newark/Liberty International Airport.

Ground handling services increased $1.0 million, or 10%, during the nine months ended September 30, 2008 as compared to the same period in 2007.  This was primarily attributable to the shift of several markets from our US Air operations to our United operations.  Ground handling rates for United are significantly higher than those previously charged by US Air.

Commissions and passenger related expenses increased by $1.4 million, or 9%, for the nine months ended September 30, 2008.  This is attributable to the previously mentioned shift of several markets from our US Air operations to our United operations.  Passenger fees charged by United are higher than those charged by US Air.

Depreciation and amortization expense increased by $2.5 million and $5.6 million, respectively, for the three and nine months ended September 30, 2008.  This is primarily related to depreciation expense related to the new Q400 aircraft.

Other expenses, while relatively flat for the three month period, increased by $2.8 million, or 20%, during the nine months ended September 30, 2008, as compared to the same period in 2007.  This increase primarily relates to increased crew travel expense primarily due to our new Continental operations.

Liquidity and Capital Resources

We generate cash primarily by providing regional airline and related services to our code-share partners and revenue from passengers related to our pro-rate operations.  As of September 30, 2008, we had cash and cash equivalents of $63.8 million.  Net cash provided by operations was $13.7 million for the nine months ended September 30, 2008 and net cash provided by operations was $277.0 million for the nine months ended September 30, 2007.  Additionally, we do not expect to make income tax payments during 2008-2010 due to the accelerated depreciation recognized for tax purposes on the newly acquired CRJ-900 and Q400 aircraft, and we expect to receive a federal income tax refund ranging between $25 million and $30 million in early 2009.

    As of September 30, 2008, we had $135.6 million par amount of Auction Rate Securities instruments (“ARS”), which as discussed further in Note 11 in Item 1 of this Form 10-Q, are currently illiquid. We planned to monetize necessary holdings within our ARS portfolio throughout 2008 to fund the non-financed portion of our aircraft deliveries. While we wait for the ARS market to rationalize and investor demand to return, we have arranged for a $80 million margin loan facility (the “Credit Facility”) to be used to support our aircraft purchases. The Credit Facility is pre-payable at any time prior to maturity in November 2009. The Credit Facility interest rate is indexed to LIBOR and was 5.9% at September 30, 2008. We believe that this short-term financing facility in addition to cash flows from our operations is adequate to meet our operational liquidity needs, aircraft funding requirements and compliance with related debt covenants. On November 5, 2008, the Company and Citigroup amended the Credit Facility to extend the maturity date to November 2009 and to provide for additional borrowings of up to $10 million, for a total amount available under the Credit Facility of $90 million. The additional $10 million may only be used to fund purchases or redemptions of other indebtedness of the Company, and carries an interest rate that is indexed to the Federal Funds Rate.

In February 2005, we issued $121.0 million principal amount of our 3.25% senior convertible notes due 2025 (the “Notes”).  The Notes bear interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year.  The Notes are convertible into a combination of cash and common stock at a conversion price of approximately $13.22.  The Notes are convertible in any quarter subsequent to a quarter in which the closing price of our common stock exceeds $15.86 for 20 of the last 30 trading days.  This condition was not met during the third quarter of 2008, and consequently the Notes are not convertible at this time.  Due to the option value imbedded within each Note, the Notes generally trade at values higher than the fair value of the common stock and cash into which they could be converted.  Although the Notes have been convertible in the past and will possibly be convertible during future periods, we do not expect a significant number of holders to tender the Notes for conversion prior to the maturity date of the Notes unless we exercise our right to call the Notes after February 2010.  Nonetheless, in any period during which the holders have the right to exercise the conversion option, the Notes’ $121.0 million par value will be classified as a current liability on our balance sheet.  Noteholders have the right on February 15, 2010 to require us to repurchase the Notes at the par value of $121.0 million plus accrued and unpaid interest.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources - (Continued)

On February 17, 2007, we entered into a purchase agreement for up to 25 firm and 20 option Q400 aircraft with Bombardier, Inc.  Under the agreement, we were obligated to purchase a minimum of 15 Q400 regional aircraft.  As of September 30, 2008, Colgan had acquired 15 Q400 aircraft under this purchase agreement.  We have a right of cancellation for an additional ten firm aircraft for which notice is required by December 2008.  If we do not exercise these cancellation rights, then we will take delivery of these ten additional aircraft between August 2010 and February 2011.  In addition to the 25 firm aircraft, we have optional rights to acquire 20 Q400 aircraft that would be delivered between October 2010 and November 2011.

On April 27, 2007, Delta Air Lines assigned to us its rights to purchase 16 CRJ-900 aircraft from Bombardier, Inc.  As of September 30, 2008 we had accepted delivery of 11 of these aircraft.  We will take delivery of the remaining five aircraft between January and May 2009.  Under our capacity purchase agreement with Delta, Delta may also require us to purchase and operate an additional seven CRJ-900 aircraft.

We were required to make pre-delivery payments to Bombardier, which are refunded to us upon the delivery of the aircraft.  During 2007, we executed two pre-delivery payment financing facilities (the “PDP Facilities”) with Export Development Canada (“EDC”) for up to $80 million to provide borrowings to fund our pre-delivery payment commitments to Bombardier.  Borrowings under the pre-delivery payment facilities bear interest at the 3-month LIBOR rate plus 1.65%, which was 5.7% as of September 30, 2008.  The outstanding balance for the borrowings as of September 30, 2008 was $11.4 million.  As each aircraft is delivered to us, we repay the associated borrowings under the PDP Facilities.

Upon delivery of our CRJ-900 and Q400 aircraft, we obtained long-term financing for the aircraft, the balance of which was approximately $455.0 million at September 30, 2008.  We expect to finance the purchase of the remaining five aircraft using a combination of internal capital resources and debt financing.  We have obtained commitments from EDC to finance 85% of the purchase price of the aircraft for a term of 15 years from the delivery date of each aircraft.  As of September 30, 2008 the approximate remaining purchase price was $123.0 million. We expect to borrow $105 million and fund the balance of $18 million from internal capital resources.

To reduce the financial risk associated with changes in long-term interest rates while we take delivery of CRJ-900 aircraft, we initiated a cash flow hedging program during July 2007.  The program consists of interest rate swaps whereby we agree to pay a fixed interest rate and receive the six-month LIBOR rate.  The swaps have been or will be cash settled when the permanent financing is obtained at the time we take delivery of the aircraft.  Should interest rates change by 100 basis points before we take delivery, and assuming that we do not hedge the anticipated debt on the remaining firm noncancelable aircraft, aggregate interest expense in the first year of financing would change by approximately $1.0 million.  During the three and nine months ended September 30, 2008, the Company made interest rate swap settlement payments of $0.6 million and $21.1 million, net of collateral payments previously paid in 2007, respectively, in connection with its cash flow hedging program.  As of September 30, 2008, the Company expects to make additional interest rate swap settlement payments of $0.9 million for one remaining hedge during 2009.

We maintain a revolving line of credit with an institutional lender for a principal amount not to exceed $8.5 million or 75% of the net unpaid balance of eligible accounts receivable.  This instrument has an interest rate of Prime plus 0.25%, which was 5.25% as of September 30, 2008. In April 2008, we extended the termination date of the loan to April 15, 2009.  Amounts outstanding under the line of credit were $8.3 million at September 30, 2008.

As part of our agreement to purchase Colgan, we agreed to purchase from one of its selling shareholders two aircraft hangars located in Manassas, Virginia if the selling shareholder is unable to consummate a sale to a third-party.  The Company agreed to purchase the two hangars for a purchase price of $6.4 million, which approximates their fair value.  Using a real estate broker, we are working together with the current owner of the hangars to market the hangars to an independent third party.  Until the hangars are sold to a third party, we will continue to lease them on a short-term basis. If the current owner is unable to sell these hangars to a third party, we could still be required to purchase these hangars in the future.  This obligation is included in our purchase obligations for 2009.

The IRS is currently examining our tax records for years 2003 through 2005.  The IRS has proposed adjustments related to certain key transactions that we undertook during those periods.  The adjustments would increase our tax liability for these periods by approximately $35 million (net of offsetting timing differences within

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources - (Continued)

these periods) plus penalties.  We have filed a formal protest with respect to these proposed adjustments and have started an administrative appeals review within the IRS.  We do not expect resolution of this matter during 2008.  We continue to believe that the tax positions we have taken are appropriate and in compliance with tax law and regulations.  Although we believe our tax positions are appropriate, we have recorded reserves totaling $16.6 million.  While we believe our reserves are adequate for each identified issue, our liquid assets would be significantly reduced if we are ultimately required to make payments to the IRS for taxes and related interest and penalties associated with these proposed adjustments.

Operating activities. Net cash provided by operating activities was $13.7 million during the nine months ended September 30, 2008.  This was due primarily to the $21.1 million in hedge related payments made during the first nine months, offset by cash primarily generated from regional airline service operations of $34.8 million.

Net cash provided by operating activities was $277.0 million during the nine months ended September 30, 2007.  This was due primarily to the sale of our unsecured Northwest claim for gross proceeds of $311.0 million, offset by tax related payments of $8.2 million and cash used in other regional airline service operations of $25.8 million.

Investing activities.  Net cash provided by investing activities for the nine months ended September 30, 2008 was $25.7 million.  This was primarily attributable to net proceeds from the sale of investments in ARS of $51.3 million, offset by $25.7 million in cash purchases of property and equipment, primarily consisting of flight equipment.

Cash used in investing activities for the nine months ended September 30, 2007 was $257.8 million.  This is primarily attributable to net purchases of short-term investments in marketable debt securities (primarily ARS) of $166.6 million and $70.4 million in pre-delivery payments for the Q400 and CRJ-900 aircraft.  In addition, the acquisition of Colgan decreased cash by $8.3 million, net of cash acquired.

We expect non-aircraft cash capital expenditures for the remainder of 2008 to be approximately $3 million. We expect to fund the non-aircraft capital expenditures with existing cash resources and cash flows generated from our operations.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2008 totaled $2.3 million.  During the nine months ended September 30, 2008, we received $91.8 million in debt proceeds, primarily related to the Credit Facility.  This was offset by $71.1 million of principal payments on debt obligations, primarily related to our pre-delivery payment facilities, and the $20.0 million purchase of our Series A Preferred Share from Northwest on January 4, 2008.

Cash used in financing activities for the nine months ended September 30, 2007 totaled $14.0 million, which related to $16.4 million of debt principal payments made and $0.7 million of payments made on capital leases.  This was offset with proceeds of $35.0 million related to our pre-delivery payment facility. In addition, we purchased $35.2 million of treasury shares as part of our share repurchase program.

Deferred tax asset.  We have recorded a deferred tax asset of $66.7 million related to future tax benefits.  This primarily relates to future tax benefits we will receive for our deferred ASA revenue.  As discussed in Note 2 to our condensed consolidated financial statements, we are recognizing the deferred ASA revenue over the 11-year term of the ASA.

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

We had $4.6 million and $5.3 million invested in certificates of deposit and in other similar instruments at September 30, 2008 and December 31, 2007, respectively.  These certificates of deposit have various maturities, all less than one year and are used as collateral for standby letter of credit facilities that we maintain for various vendors.  As of September 30, 2008 and December 31, 2007, we had $3.1 million and $2.7 million of standby letters of credit outstanding, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources - (Continued)

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

Fair Value Measurements

As discussed in Note 4 in Item 1 of this Form 10-Q, the Company adopted the provisions of SFAS 157 effective January 1, 2008.  The Company has determined that it utilizes unobservable (Level 3) inputs in determining the fair value of its ARS and observable (Level 2) inputs in determining the fair value of its cash flow hedges, which totaled $126.9 million and $0.9 million, respectively, at September 30, 2008.

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

Due to these events, the Company reclassified these instruments as Level 3 during first quarter of 2008 and recorded an impairment charge of $8.7 million during the second quarter of 2008.  The Company currently believes that this decline in fair value is due primarily to liquidity issues, because the underlying assets for the majority of securities are substantially guaranteed by the U.S. government.  The Company will continue to re-evaluate each of these factors as market conditions change in subsequent periods.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources - (Continued)

As discussed in Note 4 in Item 1 of this Form 10-Q, any changes in the fair values of the Company’s derivative financial instruments are subject to the requirements of SFAS 133.  Any changes in fair value that are considered to be effective, as defined by SFAS 133, are offset within OCI until the period in which the expected cash flow affects earnings.  Any changes in the fair value of its derivatives that are ineffective, as defined by SFAS 133, or do not qualify for special hedge accounting, are reflected in earnings within interest expense in the period of the change.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Because the majority of our business is under capacity purchase agreements, our exposure to market risks such as commodity price risk (e.g., aircraft fuel prices) is primarily limited to our pro-rate operations which comprise approximately 24% of our consolidated revenues.  With our 2007 acquisition of Colgan and the subsequent contracts with Delta and Continental regarding the purchase of aircraft, we are exposed to commodity price and interest rate risks as discussed in our 2007 Form 10-K. There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2007 Form 10-K except as follows:

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

Item 4. Controls and Procedures

The Company, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Except as discussed below, there has been no change in our internal control over financial reporting during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

3.1.1	Second Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to the S-1)
3.2	Certificate of Designations for Series A preferred stock of the registrant (Incorporated by reference to the S-1)
3.3.	Amended and Restated Bylaws, dated January 14, 2003, of the registrant (Incorporated by reference to the S-1)
4.1	Specimen Stock Certificate (Incorporated by reference to the S-1)
4.2	Rights Agreement between the registrant and EquiServe Trust Company, N.A., as Rights Agent (Incorporated by reference to the S-1)
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

PINNACLE AIRLINES CORP.
By:	/s/ Philip H. Trenary
Philip H. Trenary
Date: November 6, 2008	President and Chief Executive Officer

By: :	/s/ Peter D. Hunt
Peter D. Hunt
Date: November 6, 2008	Vice President and Chief Financial Officer