Form 10-K
period 2008-12-31
PINNACLE AIRLINES CORP
filed 2009-03-12
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number 001-31898
PINNACLE AIRLINES CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0376558 (I.R.S. Employer Identification No.)
1689 Nonconnah Blvd, Suite 111 Memphis, Tennessee (Address of principal executive offices)	38132 (Zip Code)
901-348-4100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	Nasdaq Global Select Market
Securities registered pursuant to section 12 (g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]	No [ X ]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]	No [ X ]

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $55 million as of June 30, 2008.

As of March 2, 2009, 18,342,334 shares of common stock were outstanding.

Documents Incorporated by Reference
Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2008.

(continued)

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (or otherwise made by or on the behalf of Pinnacle Airlines Corp.) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995.  Such statements represent management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date of this Report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

You should understand that many important factors, in addition to those discussed in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of the potential factors that could affect our results are described in Item 1A Risk Factors and in Item 7 under “Outlook.”  In light of these risks and uncertainties, and others not described in this Report, the forward-looking events discussed in this Report might not occur, might occur at a different time, or might cause effects of a different magnitude or direction than presently anticipated.

Part I
Item 1.  Business

Pinnacle Airlines Corp. and its wholly owned subsidiaries, Pinnacle Airlines, Inc. and Colgan Air, Inc., are collectively referred to in this report as the “Company,” “we,” and “us” except as otherwise noted.  Our subsidiaries will be referred to as “Pinnacle” for Pinnacle Airlines, Inc. and “Colgan” for Colgan Air, Inc., and collectively as “our subsidiaries.”

In October 2008, two of our major customers, Northwest Airlines Corporation and Delta Air Lines, Inc., merged to form the world’s largest passenger airline.  Delta Air Lines, Inc. (exclusive of its newly merged operating subsidiary, Northwest Airlines, Inc.) for historical reference purposes is referred to herein as “Pre-Merger Delta.”  Similarly, Northwest Airlines Corporation and its subsidiaries as they existed prior to the merger are referred to herein as “Northwest.”  Pre-Merger Delta and Northwest combined are collectively referred to herein as “Delta.”

  US Airways Group, Inc. and its subsidiaries are collectively referred to as “US Airways.”  Continental Airlines, Inc. and its subsidiaries are collectively referred to as “Continental.”  United Air Lines, Inc. and its subsidiaries are collectively referred to as “United.”

Our Company

Pinnacle Airlines Corp. was incorporated in 2003 as a Delaware corporation. As of December 31, 2008, we had two reportable segments consisting of Pinnacle Airlines, Inc. and Colgan Air, Inc.

Pinnacle operates an all-regional jet fleet, and provides regional airline capacity to Delta at its hub airports in Atlanta, Cincinnati, Detroit, Memphis, and Minneapolis/St. Paul.  At December 31, 2008, Pinnacle operated 124 Canadair Regional Jet (“CRJ”)-200 aircraft under Delta brands with approximately 665 daily departures to 114 cities in 37 states and three Canadian provinces.  Pinnacle also operated a fleet of 18 CRJ-900 aircraft (including seven aircraft Pinnacle is operating on a temporary basis, as discussed in detail under “Recent Developments”) as a Delta Connection carrier with approximately 86 daily departures to 34 cities in 16 states, the Bahamas, Mexico, and U.S. Virgin Islands.

Item 1.  Business (continued)

      Colgan operates an all-turboprop fleet under a regional airline capacity purchase agreement with Continental, and under revenue pro-rate agreements with Continental, United and US Airways.  Colgan’s operations are focused primarily in the northeastern United States and in Texas.  As of December 31, 2008, Colgan offered within its pro-rate operations 225 daily departures to 39 cities in 11 states.  Colgan operated 14 Saab 340 aircraft as Continental Connection from Continental’s hub airport in Houston, ten Saab 340 aircraft as United Express at Washington/Dulles, and two Beech 1900 aircraft and ten Saab 340 aircraft as US Airways Express, with hub locations at New York/LaGuardia and Boston, under revenue pro-rate agreements.  Colgan operated 15 Q400 aircraft providing 94 daily departures to 20 cities in 14 states and two Canadian provinces as Continental Connection at its global hub at Newark/Liberty International Airport.

Operating Strategy

        Pinnacle serves as our platform for regional jet operations.  Pinnacle operates regional jets under capacity purchase agreements (“CPA”s) with Delta.  Our jet fleet consists of 50-seat CRJ-200 aircraft and 76-seat CRJ-900 aircraft operating in the Delta network. Our business strategy is to provide our major airline partners with cost-efficient, highly reliable operations that distinguish us from our competitors. We are focused on providing excellent customer service and providing a high quality travel experience.  Pinnacle’s unit cost continues to be one of the most competitive in the regional airline industry.

Colgan serves as our platform for turboprop operations.  Colgan operates under a CPA with Continental.  Under this agreement, Colgan operates 74-seat Q400 turboprop aircraft, which offer superior operating performance at a lower cost than similarly sized regional jets.  Colgan also operates under revenue pro-rate agreements with Continental, United, and US Airways, utilizing the Saab 340 aircraft, a 34-seat turboprop aircraft.

Recent Developments

On October 1, 2008, Pinnacle entered into an amendment of its Delta Connection Agreement (“DCA”) with Delta to operate on a short-term basis seven additional CRJ-900 aircraft that were formerly operated by another Delta Connection carrier.  Pinnacle will temporarily operate these seven CRJ-900 aircraft through the first half of 2009, and return them to Delta as Pinnacle’s seven remaining permanent aircraft enter scheduled service under the DCA.  Pinnacle pays to Delta and is reimbursed a nominal amount of rent related to these aircraft.  Other than aircraft ownership costs, Pinnacle receives regular compensation under the DCA related to the operation of these seven “Temporary Aircraft.”

On October 29, 2008, Pre-Merger Delta and Northwest completed their previously announced merger, forming the world’s largest passenger airline.  Pinnacle is the second largest independent corporate regional partner for Delta.  We do not believe that this merger will have a material effect on our operations, as our CPAs with Pre-Merger Delta and with Northwest are relatively long-term and do not contain early termination provisions that could be triggered by their consolidation.

On January 13, 2009, Colgan entered into an amendment to its CPA with Continental, whereby it will acquire and operate an additional 15 Q400 aircraft.  Colgan is scheduled to take delivery of these aircraft from August 2010 through April 2011.  Colgan also secured from Bombardier options to purchase an additional 15 Q400 aircraft for delivery beginning in March 2013.

As part of our agreement with Continental, we must purchase and finance the Q400 aircraft to be operated by Colgan.  We have arranged for a commitment from a lender to finance certain pre-delivery payments that we must make prior to the delivery of each aircraft, and a commitment to provide permanent financing for 85% of the net purchase price of each aircraft when it delivers.  These financing commitments are subject to customary terms and conditions, including various requirements related to our financial condition and liquidity at the time of each borrowing request.

Item 1.  Business (continued)

On February 12, 2009, Colgan Flight 3407, operated for Continental under the Company’s Continental CPA, crashed shortly before landing in a neighborhood near the Buffalo Niagara International Airport in Buffalo, New York. All 49 people aboard, including 45 passengers and four members of the flight crew, died in the accident. Additionally, one individual died inside the home destroyed by the aircraft’s impact, increasing the total fatality count to 50 individuals.  One lawsuit related to this accident has been filed against the Company, and additional litigation is anticipated.  We carry aviation risk liability insurance and believe that this insurance is sufficient to cover any liability arising from this accident.

Competition and Economic Conditions

The airline industry is highly competitive. Pinnacle and Colgan compete principally with other code-sharing regional airlines.  In addition, through its revenue pro-rate agreements, Colgan competes in certain markets with regional airlines operating without code-share agreements, as well as low-cost carriers and major airlines.  Our primary competitors among regional airlines with capacity purchase arrangements include Comair, Inc. ("Comair"); Compass Airlines, Inc. (“Compass”); and Mesaba Aviation, Inc. (“Mesaba”) (all of which are wholly owned subsidiaries of Delta); Air Wisconsin Airlines Corporation; American Eagle Holding Corporation (“AMR Eagle”) (a wholly owned subsidiary of AMR Corporation); ExpressJet Holdings, Inc. ("ExpressJet"); Horizon Air Industries, Inc.  (“Horizon”) (a wholly owned subsidiary of Alaska Air Group Inc.); Mesa Air Group, Inc. ("Mesa"); Republic Airways Holdings Inc. ("Republic"); Skywest, Inc. (“Skywest”); and Trans States Airlines, Inc.

The principal competitive factors for regional airlines with capacity purchase agreements are the overall cost of the agreement, customer service, aircraft types, and operating performance. Many of the regional airlines competing for capacity purchase arrangements are larger, and may have greater financial and other resources than Pinnacle and Colgan. Additionally, regional carriers owned by major airlines, such as AMR Eagle, Comair, Horizon, and Mesaba, may have access to greater resources at the parent level than Pinnacle and Colgan, and may have enhanced competitive advantages because they are subsidiaries of major airlines.

Our competition within our pro-rate operations includes other domestic regional airlines and, to a certain extent, major and low-cost domestic carriers that maintain operations in the markets that we serve.  The principal competitive factors we experience with respect to our pro-rate flying include fare pricing, customer service, routes served, flight schedules, aircraft types and relationships with major partners. Moreover, federal deregulation of the industry allows competitors to rapidly enter our pro-rate markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

The airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and leisure travel. Many airlines have historically reported lower earnings or substantial losses during periods of economic recession, heavy fare discounting, high fuel costs and other disadvantageous environments. In the past, economic downturns combined with competitive pressures have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers. The effect on the Company of economic downturns is somewhat mitigated by the fact that most of our operations are conducted under capacity purchase agreements. Nonetheless, to the extent that our partners experience financial difficulties, they may seek ways to amend the terms of our capacity purchase agreements in a way that negatively affects our financial results.  Additionally, Colgan’s pro-rate operations, which operate similarly to an independent airline, are more directly affected by changes in the economy.

Industry Overview

The airline industry in the United States has traditionally been dominated by several major airlines, including American Airlines, Inc., Continental, Pre-Merger Delta, Northwest, US Airways and United.  Low cost carriers, such as Southwest Airlines Co. ("Southwest"), JetBlue Airways Corporation ("JetBlue"), Frontier Airlines, Inc. ("Frontier") and AirTran Airways, Inc. ("AirTran"), generally offer fewer conveniences to travelers and have lower cost structures than major airlines, which permits them to offer flights to and from many of the same markets as the major airlines, but at lower prices. Low cost carriers typically fly direct flights with limited service to smaller cities, concentrating on higher demand routes to and from major population bases.

Item 1.  Business (continued)

Regional airlines, such as ExpressJet, Mesa, Republic and SkyWest, typically operate smaller aircraft on lower-volume routes than major and low cost carriers. Several regional airlines, including AMR Eagle, Comair, Compass, Horizon, and Mesaba, are wholly-owned subsidiaries of major airlines.

In contrast to low cost carriers, regional airlines generally do not seek to establish an independent route system to compete with the major airlines. Rather, regional airlines typically enter into relationships with one or more major airlines, pursuant to which the regional airline agrees to use its smaller, lower-cost aircraft to carry passengers ticketed by the major airline between a hub of the major airline and a smaller outlying city. In exchange for such services, the major airline pays the regional airline either a fixed flight fee, termed "capacity purchase" or "fixed-fee" flights, or the regional airline receives a percentage of applicable ticket revenues, termed "pro-rate" or "revenue-sharing" flights.

The growth in the number of passengers using regional airlines and the revenues of regional airlines during the last decade is attributable primarily to the introduction and popularity of regional jets.  Major airlines sought to add regional jets in many markets to replace smaller turboprop aircraft and slightly larger narrowbody jets.  By adding regional jets, hub and spoke carriers were able to increase the scope of their network by serving markets that could not be supported by a narrowbody aircraft, reduce the operating cost in markets previously supported by narrowbody jets, and increase the level of passenger service in smaller markets previously serviced with turboprop aircraft.

Key to this strategy was the ability to outsource regional jet operations to regional airlines through the use of capacity purchase arrangements.  Regional airlines tend to have a more favorable cost structure and leaner corporate structure than many major airlines.  In addition, the complexities of multiple fleet types at an airline can increase costs because of the need to maintain multiple aircraft maintenance functions and multiple flight crew training functions.  By outsourcing regional jet operations to regional airlines, major airlines can reduce the number of aircraft types in their operating fleet while still enjoying the flexibility and revenue production that regional jets provide to their passenger network.

Regional airlines generally enter into code-share agreements with major airlines, pursuant to which the regional airline is authorized to use the major airline's two-letter flight designator codes to identify the regional airline's flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of its code-share partner and to market and advertise its status as a carrier for the code-share partner. For example, Pinnacle flies out of Detroit, Minneapolis/St. Paul, Memphis, and Atlanta under Delta brands. Colgan operates as Continental Connection out of Newark and Houston, United Express out of Washington/Dulles, and US Airways Express with significant operations at Boston and New York/LaGuardia.  In addition, the major airline generally provides services such as reservations, ticketing, ground support and gate access to the regional airline, and both partners often coordinate marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low-capacity (usually between 30 and 76 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower-volume markets.

Our Operating Contracts

Our operating contracts fall under two categories: capacity purchase agreements (“CPA”s) and revenue pro-rate agreements.  The following table presents for the year ended December 31, 2008 the percentage of our regional airline services revenue derived under each contract type and by code-share partner:

	Percentage of Regional Airline Services Revenue
Code-Share Partner	Capacity Purchase Agreements	Pro-Rate Agreements	Total
Delta	71%	-	71%
Continental	6%	8%	14%
US Airways	-	8%	8%
United	-	5%	5%
Essential Air Service	-	2%	2%
Total	77%	23%	100%

Item 1.  Business (continued)

Capacity Purchase Agreements.  Our preferred contractual relationships with major airlines are structured as capacity purchase arrangements.  Under CPAs, our major airline partners purchase our flying capacity by paying pre-determined rates for specified flying, regardless of the number of passengers on board or the amount of revenue collected.  These arrangements typically include incentive payments that are paid if we meet certain operational performance measures.  Additionally, certain operating costs such as fuel, aviation insurance premiums, and ground handling are reimbursed or provided directly by the partner, which eliminates our risk associated with a change in the price of these goods or services.  We believe the capacity purchase model reduces our financial risk and enables us to focus on operating our business with the highest standards, while maximizing the efficiencies of the business that we provide to our partners.  Therefore, we plan to grow the percentage of our revenue derived from these types of agreements by working to structure new business with capacity purchase terms.

Pinnacle’s Amended and Restated Airline Services Agreement (the “CRJ-200 ASA”) pertaining to its CRJ-200 operations and its DCA pertaining to its CRJ-900 operations are both structured as CPAs.  In addition, Colgan’s Q400 operations for Continental are under a CPA (the “Continental CPA”).

Under our CPAs, most costs we incur are classified as one of the following:

●	Reimbursed – Those costs that are reimbursed to the full extent of the actual cost, plus any applicable margin.
●
Rate-based – We receive payments for each block hour and departure we provide and based upon the number of aircraft in our fleet.  These payments are designed to cover all of our expenses incurred with respect to the CPA that are not covered by the reimbursement payments, including overhead costs, but we assume the risk that our underlying costs for these activities differ from the assumptions used to negotiate the rates.

●	Excluded – Services that are provided by or paid for directly by the code-share partner. These costs do not appear on our financial statements.

The following is a summary of the treatment of certain costs under our three CPAs.

	Continental CPA	DCA	CRJ-200 ASA
Aircraft ownership	Rate-Based	Reimbursed(1)	Reimbursed
Aviation insurance	Reimbursed	Reimbursed	Reimbursed
Commissions and passenger distribution costs	Excluded	Excluded	Excluded
Facility rentals	Excluded(2)	Excluded(2)	Rate-Based(3)
Fuel	Excluded	Excluded	Excluded
Ground handling	Excluded(2)	Excluded(2)	Rate-Based(3)
Heavy maintenance	Rate-Based	Reimbursed(1)	Reimbursed
Labor costs	Rate-Based	Rate-Based	Rate-Based
Landing fees / station costs	Reimbursed	Reimbursed	Rate-Based(3)
Line maintenance	Rate-Based	Rate-Based	Rate-Based
Non-aircraft depreciation	Rate-Based	Rate-Based	Rate-Based
Other (G&A and training)	Rate-Based	Rate-Based	Rate-Based
Property taxes	Rate-Based	Reimbursed	Reimbursed

(1)
Reimbursement of these costs are both subject to a cap and adjusted downward should actual expenses incurred be less than the payments received.  Aircraft ownership cost includes principal and interest payments on debt associated with each aircraft.

(2)
Ground handling and airport facilities are provided free of charge unless our partner asks us to perform ground handling in a station.  In these instances, we are compensated based upon negotiated ground handling rates.

(3)
Landing fees that we incur in Detroit are reimbursed directly.  All other landing fees in our CRJ-200 operation are rate- based.  In addition, in certain cities under our CRJ-200 ASA, Delta provides or arranges for ground handling services on our behalf.  Our costs for these ground handling services, which include most other facility costs, are capped under the CRJ-200 ASA.

Item 1.  Business (continued)

Revenue Pro-rate Agreements.  In addition to the Continental CPA, Colgan operates under contracts structured as revenue pro-rate code-share agreements, which allow for Colgan to market its operations under its partners’ brands.  Under these agreements, Colgan generally manages its own inventory of unsold capacity and sets fare levels in the local markets that it services.  Colgan retains all of the revenue for passenger flying within Colgan’s local markets and not connecting to its partners’ flights.  For connecting passengers, the passenger fare is pro-rated between Colgan and its major airline partner, generally based on the distance traveled by the passenger on each segment of the passenger’s trip.  Under these agreements, Colgan bears the risk associated with fares, passenger demand, and competition within its markets.  Colgan incurs all of the costs associated with operating these flights, including those costs typically reimbursed or paid directly by the major airline under a capacity purchase agreement. In some instances, Colgan has the ability to earn incentive-based revenue should it achieve specified performance metrics.

Colgan’s revenue pro-rate agreement with Continental also contains a connecting passenger incentive designed to maintain a base level of profitability in the Houston markets that Colgan serves.  The connect incentive can be a payment from or a payment to Continental, depending on certain variables such as load factors, and is designed to create a more stable income level in these markets than could otherwise be supported under a traditional revenue pro-rate agreement.  The connect incentives rates are adjusted twice a year for changes in fuel prices and station/passenger related costs.

Colgan’s revenue pro-rate agreement with United includes a fixed connecting passenger incentive payment designed to subsidize some of the markets that Colgan operates in as United Express.  These markets would not be profitable on a stand-alone basis without the connecting passenger incentive.  The incentive amount is fixed for the three-year term of the agreement and may only be adjusted upon the concurrence of both Colgan and United.  Colgan does have the ability to exit these markets to the extent that the markets can no longer be operated profitably with the fixed connecting passenger incentive payment.

In addition to operating its flights under revenue pro-rate code-share agreements, Colgan also operates some flights within its United Express and US Airways Express networks under Essential Air Service (“EAS”) contracts with the Department of Transportation (“DOT”).  The EAS program provides a federal government subsidy within certain small markets that could not otherwise sustain commercial air service because of limited passenger demand.

Pinnacle’s Agreements with Major Airlines

CRJ-200 Airline Services Agreement

Pinnacle provides regional jet service to Delta operating 124 50-seat CRJ-200 aircraft under the CRJ-200 ASA.  At the end of its term in 2017, the CRJ-200 ASA automatically extends for additional five-year periods unless Delta provides notice to us two years prior to the termination date that it does not plan to extend the term.

In addition to the rate-based and reimbursed payments previously detailed, our CRJ-200 ASA with Delta provides for margin payments.  The current rate-based payments will be in effect (subject to indexed annual inflation adjustments) through 2012, when rates will reset. We receive a monthly margin payment based on the payments described above calculated to achieve a target operating margin. The target operating margin is 8% for 2008 and future years and our margin payments are subject to a ceiling.  As of January 1, 2008, Delta does not guarantee Pinnacle’s minimum operating margin, although we will still be subject to a margin ceiling above the target operating margin.  If Pinnacle’s actual operating margin for any year beginning with 2008 exceeds the 8% target operating margin but is less than 13%, Pinnacle will make a year-end adjustment payment to Delta in an amount equal to half of the excess above 8%.  If Pinnacle’s actual operating margin for any year beginning with 2008 exceeds 13%, Pinnacle will pay Delta all of the excess above 13%.   Margin calculations under the CRJ-200 ASA exclude amounts recognized as deferred ASA revenue, which is discussed in detail in Note 3, Code-Share Agreements, in Item 8 of this Form 10-K.

Item 1.  Business (continued)

The CRJ-200 ASA provides that we will be required to negotiate with Delta an adjustment to our rates to the extent that we establish operations with another major airline.  Upon reaching a certain level of operations outside of our CRJ-200 ASA, and to the extent that we have realized operating cost efficiencies from combining overhead in such outside operations, we will negotiate a rate reduction to the fixed payment that we receive under our CRJ-200 ASA related to our overhead.  The method of calculation, timing and extent of Delta’s rate reduction have not yet been determined.  To the extent that we cannot agree on the amount of a rate reduction with Delta, the parties have agreed to pursue binding arbitration to determine the rate reduction.

To the extent that Pinnacle operates regional jets on behalf of another major airline, Delta may remove one aircraft for every two aircraft that Pinnacle operates for another partner above an initial base of 20 regional jets.  Delta may remove no more than 20 aircraft subject to this option and no more than five aircraft in any 12-month period.  Delta may only exercise this option if the removed aircraft are not operated by or on behalf of Delta after their removal.

Delta may terminate the CRJ-200 ASA at any time for cause, which is defined as:

●	our failure to make any payment under any aircraft lease or sublease with Delta;
●	an event of default by us under any aircraft lease or sublease with Delta;
●	an event of default under any of our other agreements with Delta;
●	our failure to maintain required insurance coverages;
●	our failure to comply with Delta’s inspection requirements;
●	suspension or revocation of our authority to operate as an airline by the Federal Aviation Administration (“FAA”) or the DOT;
●
our failure to operate more than 50% of our aircraft for more than seven consecutive days or our failure to operate more than 25% of our aircraft for more than 21 consecutive days, other than as a result of:

●	an FAA order grounding all commercial flights or all air carriers or grounding a specific aircraft type of all carriers,
●	a scheduling action by Delta or
●	Delta’s inability to perform its obligations under the CRJ-200 ASA as a result of a strike by Delta employees;
●
our failure to comply with certain other requirements contained in the CRJ-200 ASA, including operating performance requirements measured over six month periods, to the extent such requirements remain uncured after any applicable grace period.

 Delta may also terminate the agreement at any time upon our bankruptcy or for any breach of the agreement by us that continues uncured for more than 30 days after we receive notice of the breach.  However, in the case of a non-monetary default, Delta may not terminate the agreement if the default would take more than 30 days to cure and we are diligently attempting to cure the default.  In addition, both Delta and we are entitled to seek an injunction and specific performance for a breach of the agreement.  In addition, in the case of any other termination of the CRJ-200 ASA, Delta will have the right to require us:

●	to terminate all leases, subleases and agreements with Delta;
●
to assign, or use our best efforts to assign to Delta, subject to some exceptions, any leases with third parties for facilities at airports to which we primarily fly scheduled flights on behalf of Delta; and

●
to sell or assign to Delta facilities and inventory then owned or leased by us and used primarily for the services we provide to Delta for an amount equal to the lesser of the fair market value or depreciated book value of those assets.

In general, we have agreed to indemnify Delta and Delta has agreed to indemnify us for any damages caused by any breaches of our respective obligations under the CRJ-200 ASA or caused by our respective actions or inaction under the CRJ-200 ASA.

Item 1.  Business (continued)

Delta Connection Agreement (“DCA”)

Pinnacle provides regional jet service to Delta operating 76-seat CRJ-900 aircraft under the DCA.  The DCA provides that Pinnacle operate 16 CRJ-900 aircraft under a capacity purchase agreement.  As of December 31, 2008, Pinnacle operated 18 CRJ-900 aircraft (including the seven Temporary Aircraft) under the DCA.  We placed three additional CRJ-900 aircraft into service under the DCA during the first quarter of 2009 and expect to place the final two CRJ-900 aircraft into service during the second quarter of 2009.  The DCA allows Delta the option to add an additional seven CRJ-900 aircraft to the fleet.

The DCA provides for Delta to pay pre-set rates based on the capacity we provide to Delta.  We are responsible for the costs of flight crews, maintenance, dispatch, aircraft ownership and general and administrative costs.  In addition, Delta reimburses us for certain pass-through costs, including landing fees, most station-related costs (to the extent that we incur them) and aircraft hull and general liability insurance.  In most instances, Delta will provide fuel and ground handling services free of charge.  We earn incentive payments (calculated as a percentage of the payments received from Delta) if we meet certain performance targets.  The DCA also provides for reimbursements to Delta annually to the extent that our actual pre-tax margin on our Delta Connection operations exceeds certain thresholds.

The DCA terminates for each aircraft upon the tenth anniversary of the in-service date of such aircraft.  Upon the sixth anniversary of the agreement date, which is April 27, 2013, either party has the right under the DCA to remove up to 20% of the CRJ-900 aircraft in service from the terms of the agreement each year thereafter.

To the extent that either party materially breaches the DCA and such breach remains uncured for a period of 30 days, the non-breaching party may terminate the agreement.  In addition, Delta may temporarily suspend or terminate the DCA in the event of certain force majeure events that prevent either party from performing its obligations under the DCA.  Delta may also terminate the DCA upon certain corporate transactions such as a merger or change of control involving the Company, our failure to maintain a certain level of safety, our failure to maintain certain specified operational performance standards, our failure to maintain various governmental operating regulations, certifications and authorities, a material breach by us of our purchase agreement for our CRJ-900 aircraft with the manufacturer, or our failure to maintain specified levels of insurance.  Delta may also terminate the DCA if Pinnacle commences operating a fleet type that causes Delta to be in violation of the collective bargaining agreement with its pilots.

Colgan’s Agreements with Major Airlines

Continental Connection Capacity Purchase Agreement (“Continental CPA”)

Colgan operates 74-seat Q400 turboprop regional aircraft predominantly out of Continental’s hub at Newark Liberty International Airport.  Colgan entered into the ten-year Continental CPA on February 5, 2007, which expires on December 1, 2017.  Operations began on February 4, 2008, and we currently operate 14 Q400 aircraft under the Continental CPA.  As previously discussed, on January 13, 2009, we amended the Continental CPA to add an additional 15 Q400 aircraft.  We will purchase and finance these aircraft, which are expected to deliver between August 2010 and April 2011.

The Continental CPA provides that we are compensated at pre-set rates for the capacity that we provide to Continental.  We are responsible for our own expenses associated with flight crews, maintenance, dispatch, aircraft ownership and general and administrative costs.  In addition, Continental reimburses us without a markup for certain reconciled costs, such as landing fees, most other station-related costs to the extent that we incur them, aircraft hull and passenger liability insurance (provided that our insurance rates do not exceed those typically found at other Continental regional airline partners) and passenger related costs.  Continental will also provide fuel and ground handling services at its stations to us at no charge.  Continental may request that we provide ground handling for our flights at certain stations, in which case, we will be compensated at a predetermined rate for these ground handling services.  The Continental CPA also provides for the ability to earn additional incentive-based revenue based upon achieving operational and financial performance targets.

Item 1.  Business (continued)

The Continental CPA provides for a rate reduction to Continental to the extent that we begin operating Q400 aircraft for another major airline.  The rate reduction is designed to share the overhead burden associated with the Q400 aircraft across all of our potential Q400 operations and is only applicable for the first 15 aircraft that we add with another airline.

Continental may immediately terminate the Continental CPA following the occurrence of any event that constitutes cause.  Cause is defined as the following:

●	the suspension or revocation of our authority to operate as a scheduled airline;
●	the cessation of our operations as a scheduled airline, other than as a result of a labor strike and other than any temporary cessation not exceeding 14 days in length;
●	the occurrence of a labor strike that shall have continued for 15 days; or
●	a willful or intentional material breach of this agreement by the Company that substantially deprives Continental of the benefits of this CPA, which continues for 45 days after notice is given.

To the extent that either party materially breaches the Continental CPA and such breach remains uncured for a period of 60 days, the non-breaching party may terminate the agreement.  Continental may also terminate the CPA upon certain corporate transactions such as a merger or change of control involving the Company, our failure to maintain a certain level of safety, our failure to maintain certain specified operational performance standards, or our failure to maintain various governmental certifications and to comply with various governmental operating regulations and authorities.

Continental Connection Pro-Rate Agreement

We operate 14 Saab 340 aircraft based in Houston, Texas under a code-share agreement with Continental (the “Continental Agreement”).  Colgan entered into the Continental Agreement in January 2005 for a term of five years.  The Continental Agreement is structured as a pro-rate agreement for which we receive all of the fares associated with local passengers and an allocated portion of the connecting passengers’ fares.  We pay all of the costs of operating the flights, including sales and distribution costs.  However, we also receive connect incentive payments from Continental for passengers connecting from Colgan operated flights to any flights operated by Continental or its other code-share partners at Houston/George Bush Intercontinental Airport.  The connect incentive payments are designed to maintain a base level of profitability in the markets that we fly out of Houston, and can result in a payment to us or from us depending on our passenger load factor in these markets.  The connect incentives are modified every six months to adjust for prospective modifications in fuel prices and certain station expenses.

US Airways Express Agreement

We operate ten Saab 340 aircraft under a code-share agreement with US Airways (the “US Airways Agreement”).  As of December 31, 2008, we also operated two Beech 1900D aircraft, which have since been removed from service.  Colgan entered into the US Airways Agreement in 1999 to provide passenger service and cargo service under the name “US Airways Express.”  The US Airways Agreement provides us use of the US Airways flight designator code to identify flights and fares in computer reservations systems, permits use of logos, service marks, aircraft paint schemes, and uniforms similar to those used by US Airways and coordinated scheduling and joint advertising.  The US Airways Agreement is structured as a revenue pro-rate agreement for which we receive all of the fares associated with our local passengers and an allocated portion of connecting passengers’ fares.  We pay all of the costs of operating the flights, including sales and distribution costs.  We control all scheduling, inventory and pricing for each local market we serve.  The current US Airways Agreement became effective on October 1, 2005 under terms similar to the 1999 agreement and has a three-year term.  At the end of the three-year term, the US Airways Agreement automatically extends for multiple six-month periods until either party provides notice to terminate.

Item 1.  Business (continued)

United Express Agreement

In October 2003, Colgan entered into a code-share agreement with United Air Lines to include the United Air Lines flight designator code on all United flights operated by Colgan.  In October 2005, Colgan entered into a separate code-share agreement with United to provide services as a United Express carrier (the “United Express Agreement”).  The United Express Agreement was amended and restated effective November 1, 2008.  Colgan currently operates ten Saab 340 aircraft under the name “United Express.” The United Express Agreement expires on November 1, 2011 and is structured as a pro-rate agreement for which we receive all of the fares associated with local passengers and an allocated portion of the connecting passengers’ fares.  In addition, United pays us a set passenger connect incentive fee for certain of the markets that we operate under the United Express Agreement.  The passenger connect incentive may only be adjusted during the three-year term by mutual consent of the parties.  We do have the right, however, to cease serving certain of these markets to the extent that our operations are not profitable.  We pay all of the costs of operating the flights, including sales and distribution costs.  We jointly coordinate with United all scheduling, inventory and pricing for each local market we serve.

Item 1.  Business (continued)

Employees

As of December 31, 2008, we had 5,644 employees.  Flight attendants and ground operations agents included 256 and 954 part-time employees, respectively. The part-time employees work varying amounts of time, but typically work half-time or less. The follow table details the number of employees by company and by group:

Employee Group	Pinnacle Airlines Corp.	Pinnacle Airlines, Inc.	Colgan Air, Inc.	Total
Pilots	-	1,251	451	1,702
Flight attendants	-	792	298	1,090
Ground operations personnel	-	1,358	215	1,573
Mechanics and other maintenance personnel	-	487	218	705
Dispatchers and crew resource personnel	-	129	41	170
Management and support personnel	116	187	101	404
Total	116	4,204	1,324	5,644

Labor costs are a significant component of airline expenses and can substantially affect our results. Approximately 78% and 57% of Pinnacle Airlines, Inc. and Colgan Air, Inc. employees, respectively, are represented by unions.

The following table reflects our principal collective bargaining agreements and their respective amendable dates:

Employee Group	Employees Represented	Representing Union	Contract Amendable Date
Pinnacle’s pilots	1,251	Air Line Pilots Association	April 30, 2005
Colgan’s pilots	451	Air Line Pilots Association	Pending (1)
Pinnacle’s flight attendants	792	United Steel Workers of America	February 1, 2011
Colgan’s flight attendants	298	United Steel Workers of America	April 30, 2014 (2)
Pinnacle’s ground operations agents	1,180	United Steel Workers of America	March 19, 2010
Pinnacle’s flight dispatchers	46	Transport Workers Union of America	December 31, 2013

(1) The initial contract negotiations are scheduled to begin during the second quarter 2009.
(2) The Colgan flight attendant agreement with the United Steel Workers of America is amendable on April 30, 2014 with the exception of a wage only review, which could occur in April 2011.

The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable.

The collective bargaining agreement between Pinnacle and the Air Line Pilots Association (“ALPA”) became amendable in April 2005.  Pinnacle has been actively negotiating with ALPA since that time.  In August 2006, Pinnacle filed for mediation with the National Mediation Board.  Since then, Pinnacle has met with the  federal mediator assigned to its case and with ALPA, but has not reached resolution on an amended collective bargaining agreement.

Item 1.  Business (continued)

Aircraft Maintenance

Using a combination of FAA-certified maintenance vendors and our own personnel and facilities, we maintain our aircraft on a scheduled and as-needed basis.  We perform preventive maintenance and inspect our engines and airframes in accordance with our FAA-approved preventive maintenance policies and procedures.

The maintenance performed on our aircraft can be divided into three general categories: line maintenance, heavy maintenance checks, and engine and component overhaul and repair. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks and any diagnostic and routine repairs.

Pinnacle contracts with an affiliate of the original equipment manufacturer of its CRJ-200s to perform certain routine heavy maintenance checks on its aircraft.  Pinnacle also contracts with a third party to perform engine overhauls on its CRJ-200 fleet.  These maintenance checks are regularly performed on a schedule approved by the manufacturer and the FAA.  In general, both the CRJ-200 and CRJ-900 aircraft do not require their first heavy maintenance checks until they have flown approximately 8,000 hours.  Therefore, we do not expect our CRJ-900 regional aircraft to require such heavy maintenance checks for several years.  The average age of the CRJ-200 and CRJ-900 regional jets in our fleet as of December 31, 2008 was approximately 5.7 years and 0.7 years, respectively.

Colgan performs its own heavy maintenance airframe checks for its Saab fleet at its maintenance facility in Houston, Texas, and occasionally contracts with third-party vendors for heavy maintenance airframe checks on an as-needed basis.  Colgan contracts with third parties to perform engine overhauls and propeller maintenance on its Saab fleet.  Colgan plans to use a combination of internal and third-party resources to complete heavy maintenance requirements on its Q400 fleet.  In general, the Q400 aircraft do not require their first heavy maintenance checks until they have flown approximately 4,000 hours.  Therefore, we do not expect our Q400 aircraft to require such heavy maintenance checks for several years.  The average age of the Q400 aircraft in our fleet as of December 31, 2008 was approximately 0.7 years.

Component overhaul and repair involves sending parts, such as engines, landing gear and avionics to a third-party, FAA-approved maintenance facility.  We are party to maintenance agreements with various vendors covering our aircraft engines, avionics, auxiliary power units and brakes.

Training

Pinnacle performs the majority of its flight personnel training in Memphis, Tennessee both at its Corporate Education Center and the simulator center operated by FlightSafety International. FlightSafety International, at Pinnacle’s request, provides some overflow training at various other simulator centers throughout the U.S. and Canada.  The Memphis simulator center currently includes three CRJ full-motion simulators. Under Pinnacle’s agreement with FlightSafety International, Pinnacle has first priority on all of the simulator time available in the Memphis center.  Instructors used in the Memphis center are typically Pinnacle employees who are either professional instructors or trained line pilot instructors.

Colgan’s flight personnel are trained at various simulator centers throughout the U.S. and Canada under a contract with FlightSafety International.  Non-simulator training is conducted near its corporate headquarters in Manassas, Virginia.

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

Item 1.  Business (continued)

Safety and Security

We are committed to the safety and security of our passengers and employees.  One of our most important Guiding Principles is “Never Compromise Safety.”  For example, we have implemented the Flight Operational Quality Assurance (“FOQA”) program.  FOQA programs involve the collection and analysis of data recorded during flight to improve the safety of flight operations, air traffic control procedures, and airport and aircraft design and maintenance.  In addition, we have implemented the FAA’s Aviation Safety Action Program (“ASAP”).  ASAP’s focus is to encourage voluntary reporting of safety issues and events that come to the attention of employees of certain certificate holders.

Since the September 11, 2001 terrorist attacks, Pinnacle and Colgan have taken many steps to increase the safety and security of their operations. Some of the security measures we have taken, along with our code-share partners, include: aircraft security and surveillance, positive bag matching procedures, enhanced passenger and baggage screening and search procedures, and securing of cockpit doors.  We will continue to comply with future safety and security requirements.

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

Our aviation liability and hull insurance coverage is obtained through a combined placement with eight other airlines.  We are reimbursed in full for aviation insurance under our three capacity purchase agreements.

We were given the option under the Air Transportation Safety and Stabilization Act, signed into law on September 22, 2001, to purchase certain third-party war risk liability insurance from the U.S. government on an interim basis at rates that are more favorable than those available from the private market. As provided under this Act, we have purchased from the FAA this war risk liability insurance, which is currently set to expire on March 31, 2009.  We expect to renew the policy upon its expiration.

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

Item 1.  Business (continued)

Seasonality

       As with most airlines, we are subject to seasonality, though seasonality has historically had a lesser effect on our capacity purchase operations than it has on our pro-rate operations.  Mainline carriers use capacity purchase agreements because these arrangements allow them to expand their operations at lower fixed costs by using a regional’s lower cost structure for operating aircraft.  Because regional aircraft have lower fixed and variable costs than larger aircraft, mainline carriers tend to maintain regional aircraft utilization during seasons of reduced demand. Conversely, our financial results can be materially affected by the level of passenger demand for our services operated under pro-rate agreements, under which we more directly bear the risk of decreased demand for our services.  Our results can materially vary due to seasonality and cyclicality.  For example, Colgan has historically reported significant losses or significantly lower income during the first and fourth quarters of each year when demand for air travel is generally lower, and higher income during the second and third quarters of each year when demand for air travel increases.

Website

Our website address is www.pncl.com.  All of our filings with the U.S. Securities and Exchange Commission (“SEC”) are available free of charge through our website on the same day, or as soon as reasonably practicable after we file them with, or furnish them to, the SEC.  Printed copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K may be obtained by submitting a request at our website.  Our website also contains our Code of Business Conduct, which contains rules of business conduct and ethics applicable to all of our directors and employees.  Any amendments to or waivers from the Code of Business Conduct in the future will be promptly posted to our website.

Item 1A. Risk Factors

Risks Related to our Financial Condition

If the holders of our 3.25% Senior Convertible Notes Due 2025 (the “Notes”) exercise their right to require us to redeem their Notes, our liquidity could be adversely affected or we may issue additional stock, which would dilute existing shareholders.

Holders of the Notes may require us to purchase all or a portion of their Notes for cash on each of February 15, 2010, February 15, 2015 and February 15, 2020 at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date.  While at December 31, 2008 all $121.0 million of the Notes were outstanding, during January 2009, we repurchased $12.0 million of the Notes for approximately $8.9 million. As of March 2, 2009, $109.0 million of the Notes remain outstanding.

Due to our significant investment in the purchase of our CRJ-900 and Q400 aircraft and the current illiquid state of our auction rate securities, our financial leverage has significantly increased and our liquidity has been reduced. Further limiting our ability to refinance this obligation is the current illiquid nature of the overall credit markets due to the existing poor condition of the economy and the financial markets. If the holders of the Notes exercise their right to require us to repurchase all of their Notes in February 2010, we will be required to repurchase the remaining Notes for approximately $109.0 million in cash.  No assurance can be given that we will have sufficient resources to repay this obligation. One option to obtain additional cash resources that we might be required to employ would be to issue additional common stock, either directly to holders of the Notes in satisfaction of our cash repayment obligation (although holders are not contractually obligated to accept such shares in lieu of cash) or through a secondary public offering to raise capital.  Such an issuance would dilute existing shareholders.

Our investment portfolio is primarily composed of auction rate securities, or ARS, which have become illiquid and impaired.  For reasons beyond our control, we may be unable to comply with our financial covenants contained in our credit facility associated with our ARS portfolio.  Failure to comply with our financial covenants could increase the losses that may be realized on the sale of our ARS.

During 2008, our investments in ARS became illiquid.  In order to improve our liquidity during the period of time our ARS remain illiquid, we obtained financing, secured by our ARS holdings, consisting of a fully drawn $90.0 million revolving credit facility, which we refer to as the “Credit Facility,” with a final maturity in January 2010.   The Credit Facility contains covenants related to both a loan-to-par value and a loan-to-fair value ratio.  During 2008, we recorded $16.8 million in impairment charges related to declines in the fair values of our ARS, and we may record additional impairment charges in future periods if we determine that the ARS have further declined in value. While we are able to control compliance with the loan-to-par value covenant, should the fair value of our ARS holdings (as established by secondary market trades) continue to decline, we may fall below the minimum required loan-to-fair value threshold.  We have no control over the fair values, and the current market volatility may lead to further declines.  In such instances, we would have the ability to maintain compliance of the loan-to-fair value ratio by repaying a portion of the Credit Facility.  The Credit Facility also includes a net worth test.  While the calculation of this covenant excludes the effects of our derivative transactions and declines in the fair value of our ARS, special charges such as goodwill and other intangible asset impairment charges or poor operating results could cause us to fall below the minimum net worth value. Failure to comply with these covenants would result in a default under the Credit Facility.

If we were unable to obtain a waiver or otherwise mitigate a default of any covenant, the financial institution could exercise its right to sell all or a portion of our ARS holdings, which at December 31, 2008 had a par value of $133.7 million.  While we are seeking ways to minimize the actual losses which would be realized upon the sale of ARS by holding the investments until their values recover, if we do not comply with debt covenants and the financial institution then attempts to sell all or a portion of our ARS, the actual losses realized upon the sale may exceed the $16.8 million impairment charges already recognized.  Additionally, if the net proceeds from the sale of our ARS fail to fully satisfy the $90.0 million obligation, we could be required to repay any shortfall.

For further discussion of our ARS investments, please refer to Note 9, Investments, in Item 8 of this Form 10-K.   For further discussion of our financial covenants and the status of our year-end compliance, please refer to Note 10, Borrowings, also found in Item 8 of this Form 10-K.

Item 1A. Risk Factors (continued)

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

Over the past twelve months, the financial and credit markets have been extremely volatile, and certain components of the capital markets have become illiquid.  Many companies with debt obligations or capital needs have been unable to access components of the capital markets during this time.  The continued credit crisis and related turmoil in the global financial system has had, and may continue to have, an impact on our business and financial condition. For example, our investments in auction rate securities have become illiquid during this period.  Going forward, our ability to access the capital markets to either monetize assets or raise capital may be severely restricted, which could have an impact on our ability to meet our obligations and react to changing economic and business conditions. See also our risk factors related to our Notes and investments in ARS for additional discussion of this risk and its potential effect on our business.  Also, while we currently have no outstanding hedges, the credit crisis could affect future hedging contracts if counterparties are forced to file for bankruptcy or are otherwise unable to perform their obligations.

Our fleet expansion program will require a significant increase in our leverage and the related cash outflows.

The airline business is capital intensive and, as a result, we are highly leveraged, as are most airlines. During the year ended December 31, 2008, our mandatory debt service payments totaled $85 million, and our mandatory lease payments totaled $156 million.  Our current growth strategy involves the acquisition by purchase or lease of at least 17 more aircraft through April 2011, which includes two CRJ-900 aircraft expected to deliver in the second quarter of 2009 and our recently announced purchase or lease of an additional 15 Q400 aircraft that we will operate under related capacity purchase code-share agreements.  We expect to finance a substantial portion of the purchase price related to these aircraft, which will significantly increase our future mandatory debt service payments. Additionally, at December 31, 2008, we have approximately $1 billion of future minimum lease obligations, which run through 2017 and primarily relate to the lease of our CRJ-200 aircraft from Delta.  The majority of these lease obligations would terminate if our CRJ-200 ASA were terminated prior to its 2017 expiration date.

There can be no assurance that our operations will generate sufficient cash flow, or that our ARS situation will provide us sufficient additional liquidity to enable us to obtain the necessary aircraft acquisition financing and to make such payments.  If we default under our loan, lease or aircraft purchase agreements, the lender/lessor/manufacturer has available extensive remedies, including, without limitation, repossession of the respective aircraft and other assets. Even if we meet all required debt, lease, and purchase obligations, the size of these long-term obligations could negatively affect our financial condition, results of operations and the price of our common stock in many ways, including:

●	increasing the cost, or limiting the availability of, additional financing for working capital, acquisitions or other purposes;
●	limiting the ways in which we can use our cash flow, much of which may have to be used to satisfy debt and lease obligations; and
●	adversely affecting our ability to respond to changing business or economic conditions or continue our growth strategy.

If we need additional capital and cannot obtain such capital on acceptable terms, or at all, we may be unable to realize our current plans or take advantage of unanticipated opportunities and could be required to slow or stop our growth.

We are currently under audit by the Internal Revenue Service, and the results of the audit could materially affect our financial statements and liquid assets.

The Internal Revenue Service, or “IRS,” is currently examining our federal income tax returns for years 2003 through 2005.  The IRS has focused on several key transactions that we undertook during those periods and the IRS has proposed adjustments.  Should the IRS prevail on any proposed adjustment, the impact on us could be significant.  While we believe that we have recorded reserves that are appropriate for each identified issue, our liquid assets and our net earnings could be significantly reduced if the IRS examination ultimately overturns our positions.

Item 1A. Risk Factors (continued)

Our stock price is volatile.

Since January 2007, the market price of our common stock has ranged from a low of $1.69 to a high of $19.88 per share. The market price of our common stock may continue to fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

   announcements concerning our partners, competitors, the airline industry or the economy in general;
●   strategic actions by us, our partners or our competitors, such as acquisitions or restructurings;
●   media reports and publications about the safety of our aircraft or the aircraft types we operate;
●   new regulatory pronouncements and changes in regulatory guidelines;
●   general and industry specific economic conditions, including the price of oil;
●   changes in our leverage and liquidity;
●   changes in financial estimates or recommendations by securities analysts;
●   sales of our common stock or other actions by investors with significant shareholdings; and
●   general market conditions.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management's attention and resources and harm our business.

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

Risks Related to our Code-Share Agreements

We are at risk of adverse publicity stemming from any accident involving our aircraft.

While we believe the insurance we carry to cover losses arising from an aircraft crash or other accident is adequate to cover such losses, any accident involving an aircraft that we operate for one of our code-share partners could create a public perception that our aircraft or operations are not safe or reliable.  Such a perception could harm our reputation, result in the loss of existing business with our code-share partners, result in an inability to win new business and harm our profitability. For a description of the Colgan Flight 3407 accident, see Legal Proceedings in Part I, Item 3 of this Form 10-K.

We are highly dependent upon our CRJ-200 ASA with Delta due to the concentration of our total revenue related to this agreement.  During 2008, our CRJ-200 operations with Delta generated approximately 67% of our consolidated regional airline services revenues.  Termination or modification of our CRJ-200 ASA by Delta would significantly reduce our consolidated revenue, result in a material decline in our earnings, and affect our ability to continue operations.

As discussed in greater detail in Item 1, “Business,” Delta may terminate for cause the CRJ-200 ASA at any time for any breach of the agreement by us that continues uncured for more than 30 days after we receive notice of the breach.  A termination of our CRJ-200 ASA would have a material adverse effect on our financial condition, operating revenues, and net income unless we are able to enter into satisfactory substitute arrangements whereby, because we sublease our CRJ-200 aircraft from Delta, we would acquire aircraft to operate under a regional airline service agreement with another major airline.  In addition, we would be required to obtain airport facilities and gates, and provide the same variety of third-party services presently provided by Delta, or alternatively, take the necessary steps to operate as an independent airline.  We may not be able to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements.

Item 1A. Risk Factors (continued)

Additionally, our CRJ-200 ASA is a complex document containing many provisions subject to interpretation.  Delta has disputed certain provisions of the CRJ-200 ASA in the past in an attempt to reduce the payments it makes to us.  Two such matters are currently unresolved, as further described in Note 3 to Item 8 of this Form 10-K.  Typically we would agree to a dispute resolution process such as arbitration to resolve these types of disagreements.  The current unresolved matters, or future disagreements over interpretation of the CRJ-200 ASA, may result in materially unfavorable adjustments to our revenue and profitability related to our CRJ-200 operations.

Unlike our CRJ-200 operations under which we sublease our aircraft from Delta, we bear the aircraft ownership risk associated with our CRJ-900 and Q400 operations.  Termination of either the DCA or the Continental CPA would materially impede our ability to meet our debt obligations.

As discussed in greater detail in Item 1, “Business,” Delta and Continental may terminate for cause the DCA or Continental CPA, respectively, for any breach of the agreement by us that continues uncured for more than the time allotted in the agreement.  A termination of either agreement would have a material adverse effect on our ability to fund our debt obligations, including our aircraft debt obligations.  Failure to meet these obligations could lead to the loss of our aircraft and the equity investment we have made in the purchase of the aircraft.  Additionally, termination of either agreement would adversely affect our financial condition, operating revenues, and net income unless we are able to enter into satisfactory substitute arrangements with another major airline.  In addition, we would be required to obtain the necessary airport facilities and gates, and provide the same variety of third-party services presently provided by Delta and Continental, or alternatively, take the necessary steps to operate as an independent airline.  We may not be able to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements.

We are highly dependent upon the services provided by our major airline partners.

Related to our dependence on our capacity purchase agreements is our reliance on our major airline partners for the services they provide to support our current operations.  We currently use or rely upon Delta's, Continental’s and our pro-rate partners’ systems, facilities and services to support a significant portion of our operations, including airport and terminal facilities and operations, information technology support, ticketing and reservations, scheduling, dispatching, fuel purchasing and ground handling services.  Were we to lose any of our operations with these partners, particularly related to our DCA and Continental CPA agreements with Delta and Continental, respectively, for which we bear the ownership risks associated with the aircraft, we would need to replace all of the services mentioned above and make the other arrangements necessary to fly as an independent airline. We may not be able to replace in a timely fashion all of the services provided by our partners, or enter into substitute code-share arrangements, and any arrangements we might secure may not be as favorable to us as our current agreements. Additionally, operating our airline independent from major partners would be a significant departure from our business plan, and may require significant time and resources, which may not be available to us.

There are risks associated with our regional jet strategy, including potential oversupply.

Under our capacity purchase agreements, our major partners bear the risk of increases in certain operating costs such as fuel expense.  When fuel costs rise, the “cost per available seat mile” increases more dramatically for 50-seat regional jets (such as the CRJ-200 aircraft we operate for Delta) versus larger aircraft.  While the cost of fuel fell in the second half of 2008, we have no assurance that the cost will remain low.  In fact, if the overall economy improves, prices could potentially return to record high levels.   Consequently, these cost pressures reduce the economic advantage of 50-seat aircraft, prompting major airlines to seek ways to reduce the number of these aircraft operating within their fleets.

The Delta system includes more than 400 50-seat aircraft, the most of any major carrier.  Pinnacle currently operates 124 of these aircraft for Delta.  As such, the concentration of 50-seat aircraft within Pinnacle’s operations increases our exposure to the risk that Delta will seek to reduce the size of its 50-seat fleet, which would have a material adverse result on our future profitability.

Item 1A. Risk Factors (continued)

Reduced utilization levels of our aircraft under our capacity purchase code-share agreements would reduce our revenues and earnings.

During 2008, approximately 50% of the revenues from our capacity purchase code-share agreements were derived from block hours, departures and certain reimbursable expenses that we incur only when we operate the aircraft.  Similar to the risk of a potential oversupply of 50-seat regional jets, if our code-share partners seek ways to decrease the size of our fleet or seek to reduce the utilization of our fleet, our revenues and profitability would decrease.

Under our capacity purchase agreements, our code-share partners are solely responsible for scheduling our flights and could decide to significantly reduce the utilization levels of our fleet in the future.  During 2007, for example, construction delays at the Minneapolis/St. Paul airport prompted Northwest to cancel numerous Pinnacle flights in order to allow its own aircraft to utilize the available airport and runway capacity during the construction period.  Similarly, any disruption in the operations of one of our code-share partners, such as may be caused by strikes by various employee groups, could adversely affect our fleet utilization, and thus reduce our revenue and profitability.

Further increasing the significance of this risk are the recent economic events prompting major carriers to announce their intention to reduce capacity and/or utilization.  While the announced capacity reductions have not included aircraft we operate, we have no assurance that future capacity reductions will exclude our aircraft.

The rate-based revenues we receive under our capacity purchase code-share agreements may be less than the controllable costs we incur.

Under our capacity purchase code-share agreements with Delta and Continental, the major airline bears the risk related to reimbursable expenses, which include expenses for which our code-share partner is obligated repay in full to us.  With respect to other costs, often called “rate-based,” our code-share partner is obligated to pay to us amounts based, in part, on pre-determined rates. If our controllable costs exceed our rate-based revenue, our financial results will be adversely affected.  During the year ended December 31, 2008, approximately 26% of our total costs were pass-through costs and approximately 74% of our costs were controllable costs related to our rate-based revenue.

Our ability to operate profitably under Colgan’s pro-rate code-share agreements is heavily dependent on the price of aircraft fuel. Continued periods of historically high fuel costs or further increases in fuel costs could have a significant negative impact on our operating results.

Under our pro-rate code-share agreements, we bear the risk associated with fares, passenger demand, and competition within each market.  We incur all of the costs associated with operating these flights, including those costs typically reimbursed or paid directly by the major airline under a capacity purchase agreement. For example, Colgan’s pro-rate agreements provide that Colgan pay for its own fuel.  Year-over-year, the average cost of jet fuel increased 41%, with the average cost of one gallon of jet fuel increasing from $2.36 in 2007 to $3.33 in 2008.  While fuel prices have recently fallen, we cannot predict if or when they may rise in the future.  Additionally, due to the competitive nature of the airline industry, we may not be able to increase passenger fares to offset the increases in fuel prices. While we do have the ability to earn incentive-based revenue should we achieve specified performance metrics, to the extent that we incur expenses that exceed the revenue we receive from passenger fares and incentive-based revenue, our financial results will be negatively affected.

Our efforts to restructure Colgan’s pro-rate operations may fail to eliminate the net losses incurred.

Colgan operates under revenue-sharing pro-rate agreements with Continental, United, and US Airways.  Unlike our capacity purchase operations under which we are insulated from many of the revenue and cost risks that affect major and low-cost airlines, under our pro-rate agreements we bear the risks related to items such as passenger demand, yield, fuel cost, aircraft rent or ownership costs, ground handling and airport-related charges.

Item 1A. Risk Factors

During 2008, we further executed on our publicly announced strategy to improve the profitability of our pro-rate operations by reducing the scale of these operations, eliminating unprofitable routes and shifting routes to partners that maximized passenger connection opportunities.  We also worked with our code-share partners to increase certain revenues such as the incentive revenue earned when a Colgan passenger connects to or from a major partner’sconnecting flight, and we must continue to take steps to generate additional revenues and to reduce our costs.  While the financial performance of our pro-rate operations improved during the second half of 2008 subsequent to a further execution of our turn-around strategy, we have no assurance as to the adequacy and ultimate success of our initiatives to generate additional revenues and reduce our costs.  Moreover, whether our initiatives will be adequate or successful depends in large measure on factors beyond our control, notably the overall industry environment, including passenger demand, yield, industry capacity growth and fuel prices.

Risks Related to our Labor Costs and Collective Bargaining Agreements

Increases in our labor costs, which constitute a substantial portion of our total operating costs, may directly affect our earnings.

Labor costs are not directly reimbursed by any of our code-share partners.  Rather, compensation for these costs is intended to be covered by the payments based on pre-set rates for block hours, departures and fixed costs.  Labor costs constitute a significant portion, ranging from 26% to 28%, of our total operating costs.  Pressure to increase these costs beyond standard industry wages, and therefore beyond the limits intended to be covered by the fixed payments we receive from our code-share partners, is increased by the high degree of unionization of our workforce (71% unionized at December 31, 2008) and the ongoing negotiations between Pinnacle and ALPA for a revised collective bargaining agreement.  Pinnacle’s pilots are currently paid at rates less than the industry average for similarly sized aircraft, and an amended collective bargaining agreement with ALPA is expected to contain higher rates of pay for Pinnacle’s pilots.  We expect our salaries, wages and benefits costs to materially increase as a result of an amended collective bargaining agreement with Pinnacle’s pilots.  In addition, while we have not offered retroactive compensation to Pinnacle’s pilots during the negotiation process, an amended collective bargaining agreement may contain a material signing bonus.  An increase in our labor costs over standard industry wages could result in a material reduction to our earnings, and could affect our future prospects for additional business opportunities.

Strikes or labor disputes with our employees may adversely affect our ability to conduct our business and could result in the termination, or a significant reduction of the benefit, of our code-share agreements.

If we are unable to reach an agreement with any of our unionized work groups on the terms of their collective bargaining agreements, we may be subject to work interruptions, work stoppages, or a fleet size reduction.  Work stoppages may adversely affect our ability to conduct our operations and fulfill our obligations under our code-share agreements.   Several of our code-share agreements, including our Continental CPA, our DCA, and our CRJ-200 ASA, contain provisions granting our partners the right to terminate our agreements in the event of a work stoppage or labor strike.  Additionally, our CRJ-200 ASA contains a provision allowing Delta to reduce the size of our CRJ-200 fleet in the event of a work stoppage or labor strike.

Pinnacle’s collective bargaining agreement with its pilots became amendable on April 30, 2005, and Pinnacle is currently engaged in discussions with ALPA representatives.  Both the union and management continue to engage in labor talks that are governed by the National Mediation Board, and the parties have not been released from these talks.

If we are unable to attract and retain key employees, our business could be harmed.

We compete against the other major and regional U.S. airlines for pilots, mechanics and other employee groups essential for providing airlines services.  Several of the other airlines offer wage and benefit packages that exceed ours.  We may be required to increase wages and/or benefits in order to attract and retain qualified employees or risk considerable turnover, which could negatively affect our ability to provide a quality product to our customers and therefore negatively affect our relationship with our customers.  Similarly, as we further expand our Q400 operations for Continental, our need for qualified pilots, mechanics and other airline-specific employees increases.  For example, Pinnacle’s ongoing negotiation with ALPA for an amended collective bargaining agreement may complicate our ability to both attract and retain pilots, one of our key employee groups.  If we are unable to hire, train and retain qualified pilots we would be unable to efficiently run our operations and our competitive ability would be impaired.  Our business could be harmed and revenue reduced if, due to a shortage of pilots, we are forced to cancel flights and forego earning incentive-based revenue under our code-share agreements.  During the first half of 2007 we failed to earn $2.9 million of incentive-based revenue under our ASA in part due to an industry wide pilot shortage.

Item 1B.  Unresolved Staff Comments.

All staff comments received from the Securities and Exchange Commission were resolved as of the date of this filing.

Item 2.  Properties

Flight Equipment

As shown in the following table, the Company’s aircraft fleet consisted of 145 Canadair Regional Jet (“CRJ”) aircraft and 53 turboprop aircraft at December 31, 2008.

Aircraft Type	Number of Aircraft Leased	Number of Aircraft Owned	Total Aircraft	Standard Seating Configuration	Average Age (in years)
CRJ-200	124	-	124	50	5.7
CRJ-900	7(1)	14(2)	21	76	0.7
Total regional jets	131	14	145
Saab 340	14(3)	22	36	34	17.2
Q400(4)	-	15	15	74	0.7
Beech 1900D(5)	1	1	2	19	14.8
Total turboprops	15	38	53
Total aircraft	146	52	198

1.	On October 1, 2008, we entered into an agreement with Delta to operate, on a short-term basis, seven additional CRJ-900 aircraft. For further discussion, refer to Note 3 in Item 8 of this Form 10-K.
2.
Of the 14 owned CRJ-900 aircraft, nine were operating in scheduled service as of December 31, 2008, two were operating as spare aircraft to support our DCA operations, and the remaining three, which were delivered on December 18, 2008, were being prepared for scheduled operations.  All 14 aircraft were operating in scheduled service under the DCA by January 2009.  For further discussion, refer to Note 3, in Item 8 of this Form 10-K.

3.
At December 31, 2008, two of the 14 leased Saab 340 turboprop aircraft were being prepared to be returned to the lessor, and were not part of the operating fleet.  In addition, for purposes of classification, three of the 14 leased aircraft were operated under capital leases. For further discussion, refer to Note 11, Leases, in Item 8 of this Form 10-K.

4.
On February 12, 2009, Colgan Flight 3407, operated for Continental under the Company’s Continental CPA, crashed in a neighborhood near the Buffalo Niagara International Airport in Buffalo, New York.  Consequently, as of this date, 14 Q400 aircraft remain in service.

5.	As of February 15, 2009, the Company ceased operations with the two remaining Beech 1900D aircraft and removed these aircraft from the operating fleet.

Item 2.  Properties (continued)

Facilities

The Company had the following significant dedicated facilities as of December 31, 2008:

Location	Description	Square Footage	Lease Expiration Date
Memphis, TN	Pinnacle Airlines, Inc. Headquarters and Corporate Education Center	59,100	August 2011

Memphis, TN	Pinnacle Airlines Corp. Headquarters	12,300	July 2009

Memphis, TN	Hangar and Maintenance Facility	51,250	December 2016

Knoxville, TN	Hangar and Maintenance Facility	55,000	Termination of the CRJ-200 ASA

Manassas, VA	Colgan Air, Inc. Hangars, Maintenance Facility and Corporate Headquarters	63,060	December 2013

Dulles, VA	Hangar and Maintenance Facility	44,029	April 2011

Albany, NY	Hangar and Maintenance Facility	24,325	December 2010

Houston, TX	Hangar and Maintenance Facility	24,325	March 2011

Our significant maintenance facilities are located in cities that we serve based on market size, frequency, and location.  These facilities are used for overnight maintenance; however, Memphis and Dulles are also used during the day.  We have additional smaller maintenance facilities in Fort Wayne, Indiana and South Bend, Indiana.  The facilities are highly utilized with an average turn around time of seven to ten hours.  We believe that our existing facilities are adequate for the foreseeable needs of our business.

In connection with our code-share partners, we maintain contract service agreements with Delta, Continental, United and US Airways allowing for the use of terminal gates, parking positions and operations space at Atlanta, Boston Detroit, Houston, Minneapolis/St. Paul, Newark, New York LaGuardia and Washington Dulles airports, as well as many of the stations we serve from these hub airports.  We believe the use of the terminal gates, parking positions, and operations space obtained from our code-share partners will be sufficient to meet the operational needs of our business.

Item 3.  Legal Proceedings

Pinnacle and Colgan are defendants in various ordinary and routine lawsuits incidental to our business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of our management, based on current information and legal advice, that the ultimate disposition of these suits will not have a material adverse effect on our financial statements as a whole.  For further discussion, see Note 18, Commitments and Contingencies, in Item 8 of this Form 10-K.

September 11, 2001 Litigation.  Colgan is a defendant in litigation resulting from the September 11, 2001 terrorist attacks.  The Company believes it will prevail in this litigation; however, any adverse outcome from this litigation would be covered by insurance and would therefore have no material adverse effect on the Company’s financial position, results of operations and cash flows.

Colgan Flight 3407.  On February 12, 2009, Colgan Flight 3407, operated for Continental under the Company’s Continental CPA, crashed in a neighborhood near the Buffalo Niagara International Airport in Buffalo, New York. All 49 people aboard, including 45 passengers and four members of the flight crew, died in the accident. Additionally, one individual died inside the home destroyed by the aircraft’s impact, increasing the total fatality count to 50 individuals.  One lawsuit related to this accident has been filed against the Company, and additional litigation is anticipated.  We carry aviation risk liability insurance and believe that this insurance is sufficient to cover any liability arising from this accident.

Item 3.  Legal Proceedings (continued)

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

Regulatory Matters

We are subject to regulation under various laws and regulations which are administered by numerous state and federal agencies, including but not limited to the FAA, DOT and Transportation Security Administration (“TSA”).  We are involved in various matters with these agencies during the ordinary course of our business.  While the outcome of these matters cannot be predicted with certainty, it is the opinion of our management, based on current information and past experience, that the ultimate disposition of these matters will not have a material adverse effect on our financial condition as a whole.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of our common stock are quoted and traded on the Nasdaq Global Select Market under the symbol “PNCL.” Our common stock began trading on November 25, 2003, following our initial public offering. Set forth below, for the applicable periods indicated, are the high and low closing sale prices per share of our common stock as reported by the Nasdaq Global Select Market.

2008	High	Low
First quarter	$15.32	$8.73
Second quarter	$9.31	$3.14
Third quarter	$7.00	$3.05
Fourth quarter	$4.13	$1.69

2007	High	Low
First quarter	$19.88	$16.76
Second quarter	$19.29	$16.13
Third quarter	$19.68	$15.14
Fourth quarter	$16.75	$13.86

As of March 2, 2009, there were approximately 37 holders of record of our common stock.  We have paid no cash dividends on our common stock and have no current intention of doing so in the future.

The information under the caption “Securities Authorized for Issuance under Equity Compensation Plans,” appearing in the Proxy Statement for our 2009 Annual Meeting of Stockholders, anticipated to be filed with the Commission within the 120 days after December 31, 2008, is hereby incorporated by reference.

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

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

Performance Graph

The following graph compares total shareholder return on the Company’s common stock over the five-year period ending December 31, 2008, with the cumulative total returns (assuming reinvestment of dividends) on the American Stock Exchange Airline Industry Index and the NASDAQ Composite Index. The stock performance graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2003. The graph below represents historical stock performance and it not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

You should read this selected consolidated financial data together with the audited consolidated financial statements and related notes contained in Item 8, Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in Item 7, and Risk Factors in Item 1A of this Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:	(in thousands, except per share data)

Total operating revenues(1)(2)	$864,785	$787,374	$824,623	$841,605	$635,448
Total operating expenses (3)	819,178	734,963	697,075	814,676	568,145
Operating income(1)(2)(3)	45,607	52,411	127,548	26,929	67,303
Operating income as a percentage of operating revenues(1)(2)(3)	5.3%	6.7%	15.5%	3.2%	10.6%
Nonoperating (expense) income(4)	(44,310)	(1,374)	(2,948)	14,482	(4,178)
Net (loss) income	(4,907)	34,637	77,799	25,698	40,725
Basic (loss) earnings per share	$(0.27)	$1.66	$3.55	$1.17	$1.86
Diluted (loss) earnings per share	$(0.27)	$1.50	$3.54	$1.17	$1.86
Shares used in computing basic (loss) earnings per share	17,865	20,897	21,945	21,913	21,892
Shares used in computing diluted (loss) earnings per share	17,865	23,116	21,974	21,932	21,911

  Our target operating margin under the CRJ-200 ASA was 10% from December 1, 2003 through December 31, 2006. Under the CRJ-200 ASA effective January 1, 2007, Pinnacle’s CRJ-200 ASA target operating margin was reduced to 8% and certain significant reimbursed expenses such as fuel and aircraft rentals were eliminated or reduced, resulting in lower revenue, expenses and income. In addition, operating revenues and operating income for the years ended December 31, 2008 and 2007 include $24.0 million and $22.6 million, respectively, of deferred revenue recognized related to our Northwest bankruptcy claim. For further discussion of the target operating margin and deferred revenue, refer to Note 3, Code-Share Agreements with Partners, in Item 8 of this Form 10-K.
  Operating revenues and operating income for the year ended December 31, 2007 were affected by the acquisition of Colgan. Colgan was acquired on January 18, 2007. Operating revenues and operating income for the year ended December 31, 2008 were affected by additional revenue earned under our DCA and our Continental CPA. We began operating under our DCA in December 2007, and we began operating under our Continental CPA in February 2008. For more information, refer to Note 3, Code-Share Agreements with Partners, in Item 8 of this Form 10-K.
  Operating expenses for the years ended December 31, 2007, 2006 and 2005 were affected by (benefits)/charges of ($1.0 million), ($43.6 million), and $59.6 million, respectively, related to the bankruptcies of Northwest and Mesaba. For more information, refer to Note 3, Code-Share Agreements with Partners, in Item 8 of this Form 10-K. In addition, operating expenses for the year ended December 31, 2007 were affected by the acquisition of Colgan. As previously mentioned, Colgan was acquired on January 18, 2007. Operating expenses for the year ended December 31, 2008 were affected by a $13.5 million impairment charge on Colgan’s goodwill and aircraft lease return costs. For more information, refer to Note 6, Impairment of Goodwill and Aircraft Lease Return Costs, in Item 8 of this Form 10-K.
  Nonoperating income for the year ended December 31, 2005 includes a gain of $18.0 million related to the repurchase of our note payable to Northwest. Nonoperating income for the year ended December 31, 2008 includes a $16.8 million impairment charge on our ARS investments. For more information on the impairment charge on our ARS investments, refer to Note 9, Investments, in Item 8 of this Form 10-K. In addition, nonoperating expense for the year ended December 31, 2008 includes interest expense on the financing for the CRJ-900 and Q400 aircraft. For more information related to aircraft financing, refer to Note 10, Borrowings, in Item 8 of this Form 10-K.

Item 6.  Selected Financial Data (continued)

	As of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:	(in thousands)

Cash and cash equivalents (5)	$69,469	$26,785	$705	$31,567	$34,912
Investments	116,900	186,850	72,700	44,160	-
Property and equipment, net (6)	720,757	255,410	40,985	42,535	39,416
Total assets	1,133,122	708,588	301,273	228,802	165,960
Long-term debt obligations, including capital leases (7)	614,342	196,480	121,000	121,000	120,000
Stockholders' equity (deficiency)	48,593	57,822	97,021	18,618	(7,548)

5.
 For the year ended December 31, 2006, cash and cash equivalents did not include the normal CRJ-200 ASA end-of-month payment of $31.9 million, which was received on January 2, 2007 as December 31, 2006 fell on a non-business day.

6.
 As of December 31, 2007, property and equipment included the addition of three CRJ-900 aircraft. As of December 31, 2008, property and equipment include an additional 11 CRJ-900 aircraft and 15 Q400 aircraft that were received during 2008.

7.
 Long-term debt obligations as of December 31, 2007 include financing for three CRJ-900 aircraft. Long-term debt obligations as of December 31, 2008 include financing for 11 additional CRJ-900 aircraft and 15 Q400 aircraft that were entered into during 2008.

Item 6.  Selected Financial Data (continued)

	Years Ended December 31,
	2008(9)	2007(8)	2006	2005	2004
Other Data:

Revenue passengers (in thousands)	12,926	11,494	8,988	8,105	6,340
Revenue passenger miles (in thousands) (10)	5,420,673	4,898,188	4,288,551	4,129,039	2,894,776
Available seat miles (“ASMs”) (in thousands) (11)	7,380,490	6,604,082	5,640,629	5,732,773	4,219,078
Passenger load factor (12)	73.4%	74.2%	76.0%	72.0%	68.6%
Operating revenue per ASM (in cents) (2)	11.72	11.92	14.62	14.68	15.06
Operating revenue per block hour (2)	$1,451	$1,392	$1,987	$1,944	$1,962
Operating cost per ASM (in cents) (3)	11.10	11.13	12.36	14.21	13.47
Operating cost per block hour (3)	$1,375	$1,300	$1,679	$1,882	$1,754
Block hours
Regional jets	442,911	438,988	415,069	432,900	323,810
Turboprops	152,890	126,675	-	-	-
Departures
Regional jets	267,893	265,418	251,091	249,262	201,816
Turboprops	121,635	107,171	-	-	-
Average daily utilization (in block hours)
Regional jets	8.77	8.73	9.17	9.07	8.98
Turboprops	7.51	7.32	-	-	-
Average stage length (in miles)	398	321	470	500	450
Number of operating aircraft (end of period)
Regional jets	142	138	124	124	117
Turboprops	51	47	-	-	-
Employees	5,644	5,316	3,860	3,436	3,056

8.	We acquired Colgan on January 18, 2007. Data for 2007 includes Colgan data and statistics from the date of acquisition through the end of the year.
9.
 Statistical results for the year ended December 31, 2008 were affected by the addition throughout the year of regional jets operated under the DCA and turboprops operated under the Continental CPA. As of December 31, 2008, Pinnacle operated 18 CRJ-900 aircraft under the DCA (seven of which were the Temporary Aircraft), and Colgan operated 15 Q400 aircraft under the Continental CPA.

10.	Revenue passenger miles represent the number of miles flown by revenue passengers.
11.	Available seat miles represent the number of seats available for passengers multiplied by the number of miles the seats are flown.
12.	Passenger load factor equals revenue passenger miles divided by available seat miles.

Item 6.  Selected Financial Data (continued)

Certain Statistical Information:

The following tables present our operating expenses per block hour and operating expenses per available seat mile.  While not relevant to our financial results, this data is used as an analytic in the airline industry.  Please see Results of Operations in Item 7 of this Form 10-K for more information on our operating expenses.

	Years Ended December 31,
	2008	2007	2006	2005	2004
Operating expenses per block hour:
Salaries, wages and benefits	$369	$346	$329	$310	$325
Aircraft rentals	216	245	636	642	645
Ground handling services	162	170	207	214	203
Aircraft maintenance, materials and repairs	156	159	83	74	73
Other rentals and landing fees	121	104	104	99	114
Aircraft fuel	83	68	263	260	258
Commissions and passenger related expenses	45	46	12	10	11
Depreciation and amortization	44	16	10	9	10
Other	156	148	140	126	115
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	-	(2)	(105)	138	-
Impairment of goodwill and aircraft lease return costs	23	-	-	-	-
Total operating expenses	$1,375	$1,300	$1,679	$1,882	$1,754

	Years Ended December 31,
	2008	2007	2006	2005	2004
Operating expenses per available seat mile (in cents):
Salaries, wages and benefits	$2.98	$2.97	$2.43	$2.34	$2.49
Aircraft rentals	1.74	2.10	4.68	4.85	4.95
Ground handling services	1.31	1.46	1.53	1.62	1.56
Aircraft maintenance, materials and repairs	1.26	1.36	0.61	0.56	0.56
Other rentals and landing fees	0.97	0.89	0.76	0.75	0.88
Aircraft fuel	0.67	0.58	1.93	1.96	1.98
Commissions and passenger related expense	0.37	0.39	0.09	0.07	0.09
Depreciation and amortization	0.36	0.14	0.07	0.07	0.08
Other	1.26	1.26	1.03	0.95	0.88
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	-	(0.02)	(0.77)	1.04	-
Impairment of goodwill and aircraft lease return costs	0.18	-	-	-	-
Total operating expenses	$11.10	$11.13	$12.36	$14.21	$13.47

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

General

During 2008, we further executed on our growth plan by adding 15 Q400 aircraft at our Colgan subsidiary and 13 CRJ-900 aircraft at our Pinnacle subsidiary, with two additional CRJ-900 aircraft scheduled to deliver in the second quarter of 2009.  With this phase of our growth plan essentially complete, we intend to focus on controlling costs, maintaining our strong operational reliability, and strengthening our balance sheet.  The regional airline industry is facing a period of slower growth and pressure from major airline partners to reduce costs and potentially reduce some regional airline capacity.  While we do not expect significant adjustments in our fleet size in 2009, we do expect to experience significant cost pressure during this period of low growth.  Specifically, we anticipate higher costs in 2009 resulting from an expected new collective bargaining agreement with our pilots at Pinnacle, higher levels of flight crew staffing at Pinnacle, higher health care costs, increased landing fees and facility rental expense at the airports that we serve, and general inflationary pressure within the rest of our cost structure.

In addition, our pro-rate operations are susceptible to fuel price volatility and changes in passenger demand.  During the first half of 2008, we experienced an unprecedented increase in the price of fuel within our pro-rate operations, and as a result, Colgan incurred an operating loss of $7.9 million during 2008 (which includes $13.5 million of non-recurring charges related to goodwill impairment and lease return costs).  In response, we implemented a turn-around plan during the second half of 2008 to improve the results of our pro-rate operations.  Key components of the plan included eliminating our Beech 1900 fleet, reducing our Saab 340 fleet by six aircraft, eliminating our worst performing markets, rebidding markets that we serve under the federal government’s Essential Air Service program (“EAS”) to increase the subsidies we receive, and renegotiating a connect incentive fee that we receive from United for certain markets that we serve as a United Express carrier.  While these steps and the recent decline in fuel prices have reduced the operating losses of our pro-rate operations, our pro-rate operations are not yet profitable.  Additionally, the airline industry is beginning to experience the effects of the current recessionary environment in the United States.  Industry revenue and demand dropped during the fourth quarter of 2008, and we are beginning to see trends of lower unit revenue within our pro-rate operations.  We cannot predict how severely the recessionary environment will affect us in 2009, but we do expect a significant drop in our unit revenue within our pro-rate operations.

 Further magnifying the cost pressures previously discussed, we will not receive an increase in the rates Delta pays us under our CRJ-200 ASA.  The CRJ-200 ASA contains a provision to adjust rates annually based on the change in the Producers Price Index (“PPI”), as published by the United States Department of Labor, Bureau of Labor Statistics.  Our rates could increase by up to 5% annually, but in no case would they decrease.  The PPI declined from December 2007 to December 2008, and as a result, our rates will not increase in 2009.

To offset some of the increased costs and pro-rate operations risk that we expect to incur in 2009, we recently announced an internal initiative to create costs savings and additional revenue opportunities of at least $10.0 million.  We expect to achieve this through a combination of reducing our operating costs, adjusting capacity in our pro-rate operations to match the demand environment, identifying new pro-rate markets with stronger revenue prospects, potentially reducing the scope of our pro-rate operations by retiring additional Saab aircraft as necessary, and increasing ancillary third party business such as ground handling.  We have not yet fully identified these initiatives, and there can be no assurance that we will attain our target of at least $10.0 million in improvements.  We believe it is critical to reduce our costs not only to increase our current profitability, but to also remain competitive long term in the regional airline industry.

The collective bargaining agreement between Pinnacle and the Air Line Pilots Association (“ALPA”), the union representing Pinnacle’s pilots, has been amendable since April 2005.  We have met with ALPA, both with and without a mediator, many times since April 2005, but we have not reached an agreement for a new contract.  It is of utmost importance to us to reach an agreement with ALPA that is consistent with our company-wide philosophy of industry-average pay and benefits with enhanced employee productivity.  Wage rates for Pinnacle’s pilot group are currently below industry average, and a new collective bargaining agreement is expected to contain an increase in pay for Pinnacle’s pilots.  Such increase could be substantial, and may also include a considerable one-time signing bonus.  The increase in pay for Pinnacle’s pilots will likely reduce our profitability in 2009 and in future periods.  In addition, Colgan’s pilots recently elected representation by ALPA.  We have not begun discussions or set a timeline with ALPA to commence negotiations of a collective bargaining agreement covering Colgan’s pilots. While we intend to vigorously pursue obtaining a fair contract with ALPA at both of our operating subsidiaries, the timing of the resolution of these matters cannot be predicted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

While we expect 2009 to be a challenging year, we are positioning ourselves for success in 2010 and beyond.  We recently agreed with Continental to expand our Continental CPA by adding 15 Q400 aircraft from August 2010 through April 2011.  In addition, we acquired an additional 15 Q400 options from the aircraft manufacturer, thereby increasing the total number of our Q400 options to 30.  These options, if exercised, provide for the delivery of 15 Q400s in 2011 and the remaining 15 in 2013.  The Q400 aircraft has become a very competitive product within the regional airline industry.  The purchase price of the Q400 is significantly less than that of comparably sized regional jets, and the Q400 uses up to 30% less fuel.  As a result, we can offer our airline partners a large, passenger-friendly regional aircraft with a lower operating cost than similar regional jets.  Several of our partners have indicated interest in the Q400 aircraft, and we continue to market our option positions to them.

In addition to growing Colgan with the Q400 aircraft, we expect to find other long-term opportunities to increase the number of regional jets that we operate at Pinnacle.  Capacity purchase agreements for over 400 50-seat regional jet aircraft at our competitors are set to expire between 2009 and 2015.  While many of these regional jets will likely no longer operate within the networks of the major U.S. airlines, we believe some of these contracts will be renewed or offered to other regional airlines and some will be replaced with larger regional jets.  We intend to actively compete to obtain profitable regional jet flying during this period of transition within the industry, and we believe our history of quality performance at a competitive price well positions us to succeed.  Our capacity purchase contracts do not begin to expire until December 2017.

Auction Rate Securities

We continue to own approximately $133.7 million par amount of auction rate securities (“ARS”).  Due to unprecedented events in the credit markets during 2008, these investments became illiquid and have suffered a decline in fair value.  We reported these investments as noncurrent assets on our consolidated balance sheet at December 31, 2008 at their estimated fair value of $116.9 million.  We continue to earn interest on all of our ARS, and the majority of our ARS are still rated AAA/Aaa by the credit rating agencies.  Most of the banks that structured and sold ARS to investors have entered into settlement agreements with various state and federal regulatory authorities that provide for the repurchase of ARS at par value from retail investors and small businesses over the next 24 months.  In addition, some banks have made offers to larger institutional investors to repurchase ARS at par value in 2009 and 2010 to the extent that institutional investors have been unable to sell their ARS. We have not yet received such an offer from the financial institution that structured and sold to us our ARS, and we have no assurance that we will receive such an offer.  However, we anticipate that to the extent most major banks make settlement offers to their institutional clients, we would be made a similar offer for settlement related to our ARS holdings.

The collapse of the ARS market has had a significantly negative impact on our liquidity and the strength of our balance sheet.  To partially offset this effect, we arranged for a $90.0 million margin loan facility (the “Credit Facility”) to be used to support our aircraft purchases and other working capital requirements.  Although the Credit Facility has a maturity date in January 2010, we anticipate that the Credit Facility will remain outstanding until we receive an offer to repurchase our ARS or otherwise monetize our ARS portfolio.  While we have effectively obtained the use of $90.0 million of our ARS through this Credit Facility, we do not have access to the remaining $43.7 million par amount of our ARS to support our liquidity needs.  We do not know when we will be able to monetize our ARS portfolio, and we may have no choice but to sell our ARS at current distressed prices or to hold our securities until maturity, which could be 17 years or longer.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

$121 Million Senior Convertible Notes

In addition to actions noted above to improve our operating income longer term, we are focused on conserving cash in 2009 in advance of  the first date that holders of our $121.0 million 3.25% senior convertible notes (the “Notes”) may contractually require us to repay the Notes.  Although the Notes have a final maturity date in 2025, holders of the Notes may tender them to us on February 15, 2010 for a cash payment equal to the par amount.  While we anticipate positive cash flow from our operations during 2009, we do not believe that we will have sufficient cash resources to fully repay this obligation in February 2010 without raising additional capital.  We are focused on obtaining the resources we need to settle this obligation without raising capital through a shareholder dilutive action such as an offering of our common stock.  Some alternatives we are reviewing include asset financings, such as the financing of our rotable and expendable spare parts inventory, raising additional capital collateralized by ARS, or the sale of some or all of our ARS.

We repurchased $12.0 million par amount of the Notes for approximately $8.9 million in January 2009.  The Notes are relatively illiquid, but the few recent trades we have observed have been at prices substantially below par.  We may purchase additional Notes during 2009 to the extent that Notes are offered for sale and to the extent that our resources allow.

Colgan Flight 3407

On February 12, 2009, Colgan Flight 3407, operated for Continental under the Company’s Continental CPA, crashed in a neighborhood near the Buffalo Niagara International Airport in Buffalo, New York. All 49 people aboard, including 45 passengers and four members of the flight crew, died in the accident. Additionally, one individual died inside the home destroyed by the aircraft’s impact, increasing the total fatality count to 50 individuals.  One lawsuit related to this accident has been filed against the Company, and additional litigation is anticipated.  We carry aviation risk liability insurance and believe that this insurance is sufficient to cover any liability arising from this accident.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

    Consolidated Results of Operations

    The following represents our results of operations, by segment and consolidated, for the year ended December 31, 2008.

	Year Ended December 31, 2008
	Pinnacle	Colgan	Eliminations	Consolidated
	(in thousands)
Operating revenues
Regional airline services	$604,166	$251,493	$-	$855,659
Other	9,031	203	(108)	9,126
Total operating revenues	613,197	251,696	(108)	864,785

Operating expenses
Salaries, wages and benefits	164,775	55,196	-	219,971
Aircraft rentals	120,932	7,627	-	128,559
Ground handling services	83,444	13,023	(108)	96,359
Aircraft maintenance, materials and repairs	48,786	44,123	-	92,909
Other rentals and landing fees	53,446	18,411	-	71,857
Aircraft fuel	-	49,450	-	49,450
Commissions and passenger related expense	6,160	20,865	-	27,025
Depreciation and amortization	13,346	13,172	-	26,518
Other	68,788	24,194	-	92,982
Impairment of goodwill and aircraft lease return costs	-	13,548	-	13,548
Total operating expenses	559,677	259,609	(108)	819,178

Operating income (loss)	$53,520	$(7,913)	-	45,607

Operating margin	8.7%	(3.1)%	-	5.3%

Nonoperating income (expense)
Interest expense				(34,661)
Impairment of ARS				(16,800)
Interest income				6,870
Miscellaneous income, net				281
Total nonoperating expense				(44,310)
Income before income taxes				1,297
Income tax expense				(6,204)
Net loss				$(4,907)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

    The following discussion provides an analysis of our consolidated results of operations and reasons for material changes therein for the year ended December 31, 2008 compared to the same periods in 2007 and 2006.  The acquisition of Colgan was completed on January 18, 2007.  As such, Colgan’s 2006 data is not presented and Colgan’s 2007 data includes the period from the acquisition date through December 31, 2007, which represents approximately 94% of that year.
	2008	% Change 2008 - 2007	2007	% Change 2007 - 2006	2006
Total operating revenue	$864,785	10%	$787,374	(5)%	$824,623
Total operating expenses	819,178	11%	734,963	5%	697,075
Operating income	45,607	(13)%	52,411	(59)%	127,548
Operating margin	5.3%		6.7%		15.5%

Total nonoperating expense	(44,310)	3,125%	(1,374)	(53)%	(2,948)

Income before income taxes	1,297	(97)%	51,037	(59)%	124,600
Income tax expense	(6,204)	(62)%	(16,400)	(65)%	(46,801)
Net (loss) income	(4,907)	(114)%	34,637	(55)%	77,799

2008 Compared to 2007

Operating Revenue

Operating revenue of $864.8 million for the year ended December 31, 2008 increased $77.4 million, or 10%, over the year ended December 31, 2007.  This increase was primarily related to an increase in our capacity purchase revenue.  During 2008, we added 15 Q400 aircraft and 17 CRJ-900 aircraft, including the seven Temporary Aircraft, to our operating fleet.   This was partially offset by a 7% decrease in the average number of CRJ-200 aircraft we operate under our CRJ-200 ASA.  Our pro-rate revenue increased slightly as a result of a 15% increase in average fare, offset by an 11% decrease in passengers.  These changes are discussed in greater detail within our segmented results of operations.

Operating Expenses

Operating expenses increased by $84.2 million, or 11%, during the year ended December 31, 2008, primarily due to increases in block hours and departures associated with the growth in our operating fleet.  In addition, operating expenses increased as a result of increased fuel prices related to our pro-rate operations, increased depreciation expense following the addition of our recently purchased CRJ-900 and Q400 aircraft, increased unreimbursed maintenance costs incurred on our aging CRJ-200 fleet, impairment charges primarily related to Colgan’s goodwill, Colgan’s lease return costs, and increased compensation expense resulting from the addition of employees to support the growth of our business.  These changes are discussed in greater detail within our segmented results of operations.

Nonoperating Expense

Net nonoperating expense of $44.3 million for the year ended December 31, 2008 increased by approximately $42.9 million over net nonoperating expense of $1.4 million during 2007.  This increase is attributable to the $25.8 million increase in interest expense, primarily related to the financing of the CRJ-900 and Q400 aircraft, the majority of which were delivered and financed during 2008.  Interest income decreased by $4.7 million, due to a lower average invested balance throughout 2008 as compared to 2007.  In addition, we recorded a $16.8 million impairment charge related to the decline in the fair values of our ARS portfolio.  Net nonoperating expense for the year ended December 31, 2007 was affected by a $4.1 million loss related to the sale of our remaining Northwest unsecured claim.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Tax Expense

For the year ended December 31, 2008, our income tax expense decreased by $10.2 million, primarily related to the decrease in pre-tax income as compared to 2007.  Partially offsetting the decline of income tax expense is the valuation allowance we recorded against the tax benefit related to the $16.8 million ARS impairment charge. This valuation allowance was recorded because the loss cannot offset ordinary income, and we expect no capital gains during the carryforward period of this loss.

2007 Compared to 2006

Operating Revenues

Operating revenue of $787.4 million for the year ended December 31, 2007 decreased $37.2 million, or 5%, over the year ended December 31, 2006.  The decrease in revenue was primarily due to the decrease in revenue associated with expense reimbursements from Northwest and a reduction in Pinnacle’s target operating margin of 10% in 2006 to 8% effective January 1, 2007.  The most significant decreases in reimbursable expenses were aircraft fuel and aircraft rent. Under the CRJ-200 ASA, jet fuel is provided to Pinnacle at no cost, whereas in 2006, jet fuel was a reimbursable expense.  Also under the CRJ-200 ASA, our aircraft rental expense has been lowered to a rate that approximated market rates at that time.  These changes to the CRJ-200 ASA caused a decrease of revenue of $323.8 million.  These decreases are offset by the recognition of deferred CRJ-200 ASA revenue of $22.6 million.  For more information regarding deferred CRJ-200 ASA revenue, see Note 3 in Item 8 of this Form 10-K.  The remaining 6% increase is related to the 6% increase in block hours and departures due to an increase in Pinnacle’s fleet compared to 2006.  In addition, these revenue decreases are offset by the addition of $192.4 million in revenue related to Colgan.  These changes are discussed in greater detail within our segmented results of operations.

Operating Expenses

Operating expenses increased by $37.9 million, or 5%, during the year ended December 31, 2007, primarily related to the addition of Colgan’s operating expenses, which totaled $197.5 million for 2007.  In addition, Pinnacle’s operating expense increased as a result of the 6% increase in block hours and departures.  This increase was offset by a decrease of $242.9 million in fuel and aircraft rent expense, primarily related to the aforementioned changes to our CRJ-200 ASA.  These changes are discussed in greater detail within our segmented results of operations.

Nonoperating Expense

Net nonoperating expense decreased by $1.6 million, as compared to the same period in 2006.  The increase was caused by a $3.3 million increase in interest expense, largely attributable to Colgan’s operations, offset by $2.9 million of capitalized interest, primarily related to the acquisition of our Q400 and CRJ-900 aircraft.  In addition, miscellaneous expense increased by $4.1 million related to the $4.1 million loss we recorded on the sale of our $42.5 million bankruptcy claim against Northwest during the second quarter of 2007.  Further offsetting the increase in nonoperating expense is a $9.1 million increase in interest income from our significantly larger ARS portfolio.  The increase in our portfolio relates to the investment of proceeds received from the assignment of our Northwest and Mesaba claims.

Income Tax Expense

For the year ended December 31, 2007, our income tax expense decreased $30.4 million, primarily related to the decrease in pre-tax income as compared to 2006.  In addition, due to the tax free interest income on our ARS portfolio, the Company’s effective tax rate decreased by 5.5 points.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

    Segmented Results of Operations

 The following represents our results of operations, by segment, for the years ended December 31, 2008, 2007 and 2006 (in thousands):

    Pinnacle Operating Statistics

	2008	% Change 2008-2007	2007	% Change 2007-2006	2006

Revenue passengers (in thousands)	10,393	4%	9,996	11%	8,988
Revenue passenger miles (“RPMs”) (in thousands)	4,844,526	5%	4,620,861	8%	4,288,551
Available seat miles (“ASMs”) (in thousands)	6,320,269	5%	6,004,680	6%	5,640,629
Passenger load factor	76.7%	(0.3) pts.	77.0%	1.0 pts.	76.0%
Operating revenue per ASM (in cents)	9.70	(2)%	9.91	(32)%	14.62
Operating cost per ASM (in cents)	8.86	(1)%	8.96	(28)%	12.36
Operating revenue per block hour	$1,384	2%	$1,356	(32)%	$1,987
Operating cost per block hour	$1,264	3%	$1,225	(27)%	$1,679
Block hours	442,911	1%	438,988	6%	415,069
Departures	267,893	1%	265,418	6%	251,091
Average daily utilization (block hours)	8.78	1%	8.73	(5)%	9.17
Average stage length (miles)	460	1%	455	(3)%	470

Number of operating aircraft (end of period)
CRJ-200	124	(9)%	137	10%	124
CRJ-900	18(1)	1700%	1	100%	-
Employees (end of period)	4,204	5%	4,008	4%	3,860

(1)  On October 1, 2008, we entered into an agreement with Delta to operate on a short-term basis seven additional CRJ-900 aircraft (the “Temporary Aircraft”).  For further discussion, refer to Note 3, Code-share Agreements with Partners, in Item 8 of this Form 10-K.

    Pinnacle Operating Revenues

	2008	% Change 2008 - 2007	2007	% Change 2007 - 2006	2006
Operating revenues:
Regional airline services
CRJ-200 ASA	$569,020	(2)%	$583,591	(29)%	$816,787
DCA	35,146	2,268%	1,484	100%	-
Other	9,031	(9)%	9,978	27%	7,836
Total operating revenues	$613,197	3.0%	$595,053	(28)%	$824,623

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2008 Compared to 2007

Regional Airline Services

For the year ended December 31, 2008, revenue earned under our CRJ-200 ASA of $569.0 million decreased by $14.6 million, or 2%, as compared to 2007.  Revenue earned under our CRJ-200 ASA was negatively affected by the return of 15 CRJ-200 aircraft pursuant to the terms of our CRJ-200 ASA.  During the year ended December 31, 2008, on average we operated 7% fewer CRJ-200 aircraft as compared to 2007.  In addition, revenue was negatively affected by a decline in the amount of our reimbursable costs.  Pursuant to the terms of our CRJ-200 ASA with Delta, we are reimbursed with margin for certain operational costs.  These costs include certain maintenance costs, aircraft rentals, passenger liability and hull insurance, property taxes, fuel, ground handling at CRJ-200 ASA service cities, and landing fees at Detroit Metropolitan Wayne County Airport (“DTW”).  To the extent that these reimbursable costs decline, we experience a corresponding decline in revenue.  Our reimbursable expenses for the year ended December 31, 2008 decreased by 5%, causing decreases in revenue of 7%.  Partially offsetting this decrease is a 4% increase in CRJ-200 ASA revenue for the year ended December 31, 2008 related to the annual inflation index adjustment in our CRJ-200 block hour and departure ASA rates.

Revenue earned under our DCA was approximately $35.1 million for the year ended December 31, 2008.  As of December 31, 2008, we operated 18 CRJ-900 aircraft under our DCA, seven of which were the Temporary Aircraft.  For further discussion of the Temporary Aircraft, see Note 3 in Item 8 of this Form 10-K.  We took delivery of three CRJ-900 aircraft in late December 2008 that were placed into service in January 2009.  During the year ended December 31, 2007, we operated one CRJ-900 for one month under the DCA.

Other Revenue

Other revenue decreased $0.9 million, or 9%, for the year ended December 31, 2008, as compared to 2007.  This decrease is primarily related to a decrease in the amount of ground handling we provided to third party vendors, including Northwest, during 2008.

2007 Compared to 2006

Regional Airline Services

For the year ended December 31, 2007, revenue earned under our CRJ-200 ASA of $583.6 million decreased by $233.2 million, or 29%, respectively, compared to 2006.  The decrease in revenue was primarily due to changes in our CRJ-200 ASA that became effective January 1, 2007.  These changes included a decrease in revenue associated with expense reimbursements and a reduction in Pinnacle’s target operating margin from 10% in 2006 to 8% effective January 1, 2007.  The most significant decreases in reimbursable expenses were aircraft fuel and aircraft rent. Under the CRJ-200 ASA, jet fuel is provided to Pinnacle at no cost, whereas in 2006, jet fuel was a reimbursable expense.  This change resulted in a decrease in revenue of $129.0 million over 2006.  Also under the CRJ-200 ASA, our aircraft rental expense lowered to a rate that approximated market rates at that time.  Revenue related to aircraft rent decreased $185.2 million over 2006 as a result of this change.  In addition, these revenue decreases are offset by the recognition of deferred CRJ-200 ASA revenue of $22.6 million.  The remaining 6% increase is related to a 6% increase in block hours and departures due to an increase in Pinnacle’s fleet compared to 2006.

Revenue earned under the DCA was approximately $1.5 million for the year ended December 31, 2007.  We began operations under the DCA December 1, 2007 and we operated one CRJ-900 aircraft under our DCA as of December 31, 2007.

Other Revenue

Other revenue of $10.0 million increased by $2.1 million, or 27%, compared to other revenue of $7.8 million in 2006.  The increase in revenue is primarily attributable to a $2.4 million increase related to our agreement to provide ground handling services to Northwest for its own flights at six additional cities under a separate agreement and an increase of $0.3 million in revenue for other services.  These increases are offset by a decrease of $0.6 million of ground handling services to other airlines.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

    Pinnacle Operating Expenses

Operating expenses	2008	% Change 2008 - 2007	2007	% Change 2007 - 2006	2006
Salaries, wages and benefits	$164,775	10%	$150,205	10%	$136,812
Aircraft rentals	120,932	(7)%	130,181	(51)%	264,124
Ground handling services	83,444	(1)%	84,215	(2)%	86,117
Aircraft maintenance, materials and repairs	48,786	(1)%	49,277	44%	34,264
Other rentals and landing fees	53,446	9%	49,005	14%	43,135
Aircraft fuel	-	-	-	(100)%	109,000
Commissions and passenger related expense	6,160	11%	5,545	11%	4,992
Depreciation and amortization	13,346	190%	4,609	16%	3,985
Other	68,788	5%	65,746	13%	58,217
Provision for decreases in losses associated with bankruptcy filings of Northwest and Mesaba	-	(100)%	(1,194)	(97)%	(43,571)
Total operating expense	559,677	4%	537,589	(23)%	697,075

Operating income	$53,520	(7)%	$57,464	(55)%	$127,548

Operating margin	8.7%	(1.0) pts.	9.7%	(5.8) pts.	15.5%

2008 Compared to 2007

Salaries, wages and benefits increased by $14.6 million and 10% for the year ended December 31, 2008, as compared to 2007.  These increases were due primarily to the 5% increase in the average number of employees, coupled with wage rate and benefit increases for existing employees.  The increase in the number of employees is related to our planned increases to support our new DCA operations.  Additionally, due to a significant decline in pilot attrition in 2008, we experienced an accumulation of additional flight crews above the target level necessary for our operations.  Because our agreements with flight crew employees include a guaranteed minimum number of paid hours, we have experienced a decline in pilot and flight attendant productivity as we pay salaries and wages in excess of the actual hours worked such that those employees are paid the guaranteed minimum. To address the accumulation of excess flight crews, we have suspended our recruiting efforts until attrition allows our staff levels to return to target levels.  Also contributing to an increase in salaries, wages and benefits is a $1.7 million, or 15%, increase in our health insurance costs as a result of an increase in average employee claims.

Aircraft rentals expense decreased $9.2 million, or 7%, during the year ended December 31, 2008 as compared to 2007.  This decrease from 2008 to 2007 relates primarily to the 7% fewer average number of CRJ-200 aircraft, which are leased from Delta.  As previously discussed, aircraft rentals are reimbursable expenses under our CRJ-200 ASA, and as a result of the fewer average number of CRJ-200 aircraft in our fleet, revenue under our CRJ-200 ASA decreased by $9.8 million for the year ended December 31, 2008.

Ground handling services decreased $0.8 million, or 1%, during the year ended December 31, 2008 as compared to 2007.  Ground handling expenses decreased by $4.0 million, or 5%, due to the 5% decrease in CRJ-200 departures.  Offsetting this decrease is a $3.2 million increase in deicing expense primarily related to severe weather during 2008.  Under our CRJ-200 ASA, deicing expenses are reimbursable costs, and as such, increased our CRJ-200 ASA revenue by $3.5 million for the year ended December 31, 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Aircraft maintenance, materials and repairs expenses decreased by $0.5 million and 1% for the year ended December 31, 2008 as compared to 2007.  Underlying this small change are more significant changes in the mix of reimbursed and unreimbursed maintenance costs on the CRJ-200 aircraft.  To the extent that we experience an increase in unreimbursed maintenance costs, we receive no additional revenue to offset the increases.  For the year ended December 31, 2008, reimbursable maintenance expenses decreased by $9.5 million, whereas non-reimbursable maintenance expenses increased by $9.0 million.  The $9.5 million reduction in reimbursed expenses results in a corresponding $10.3 million decline in our CRJ-200 ASA revenue as we also earn margin on the expenses.  These non-reimbursable increases are attributable to additional maintenance related to the aging of our CRJ-200 fleet.

Other rentals and landing fees increased $4.4 million, or 9%, during the year ended December 31, 2008 as compared to 2007.  These increases primarily relate to rate increases for landing fees in certain markets, the most significant increase being at DTW, which increased $2.5 million.  Pursuant to the terms of our CRJ-200 ASA with Delta, DTW landings fees are reimbursable under our CRJ-200 ASA, and thus caused increases of $2.8 million in revenue under our CRJ-200 ASA for the year ended December 31, 2008.  The additional increase is related to landing fees associated with our DCA operations.

Depreciation and amortization expense increased by $8.7 million for the year ended December 31, 2008.  This is primarily related to $7.3 million of depreciation on CRJ-900 aircraft added during 2008.

Other expense increased by $3.0 million, or 5%, for the year ended December 31, 2008.  This increase primarily relates to increased pilot training and crew travel expenses related to our new operations with Delta.

Provision for decreases in losses associated with bankruptcy filings of Northwest and Mesaba, which was an offset to operating expenses in 2007, decreased by $1.2 million.  In 2005, Mesaba filed for bankruptcy and subsequently rejected lease agreements for 11 Saab turboprop aircraft that were previously subleased from Pinnacle.  As a result, we recorded sublease losses during 2006 and 2005 related to these aircraft.  During 2007, we placed two of these 11 Saab aircraft into service with Colgan and recorded a recovery of $1.2 million as we operated the aircraft.

2007 Compared to 2006

Salaries, wages and benefits increased by $13.4 million, or 10%, primarily due to the 4% increase in the average number of employees, coupled with wage and benefit increases.

Aircraft rental expense decreased $133.9 million, or 51%, primarily due to the terms of the CRJ-200 ASA with Delta.  Effective January 1, 2007, our monthly lease rates were reduced to rates that approximated market conditions at that time.  As previously noted, we sublease our CRJ-200 aircraft from Delta under operating leases that expire December 31, 2017.  Delta reimburses in full all rental expense for the CRJ-200 aircraft operated under the CRJ-200 ASA.

Ground handling services decreased by $1.9 million, or 2.0%, due to the increase in the number of cities in which ground handling functions are performed by Pinnacle’s employees rather than being outsourced.

Aircraft maintenance, materials and repairs expenses increased by approximately $15.0 million and 44%.  Pinnacle incurred an additional $5.9 million of heavy check expense during 2007, which is related to the aging of its fleet.  The additional maintenance expense was also attributed to the 11% increase in Pinnacle’s operating fleet.

Aircraft fuel expense decreased by $109.0 million primarily due to the contractual change in the CRJ-200 ASA whereby fuel is now provided at no cost.

Commissions and passenger related expense increased $0.6 million and 11% primarily related to the 6% increase in block hours and departures.

The $7.5 million, or 13%, increase in other expenses is primarily attributable to the 11% increase in Pinnacle’s operating fleet.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for decreases in losses associated with bankruptcy filings of Northwest and Mesaba increased by $42.4 million.  In 2006, we recorded a $43.6 million benefit related to the assignment of our claim against Northwest, which decreased operating expenses.  For more information, refer to Note 3, Code-share Agreements with Partners, in Item 8 of this Form 10-K.

    Colgan Operating Statistics

	2008	% Change 2008-2007	2007

Pro-Rate Agreements:
Revenue passengers (in thousands)	1,380	(8)%	1,498
RPMs (in thousands)	249,520	(10)%	277,326
ASMs (in thousands)	558,389	(7)%	599,402
Passenger load factor	44.7%	(1.6) pts.	46.3%
Passenger yield (in cents)	78.94	14%	69.27
Operating revenue per ASM (in cents)	35.28	10%	32.05
Operating revenue per block hour	$1,716	13%	$1,517
Block hours	114,816	(9)%	126,675
Departures	97,174	(9)%	107,171
Fuel consumption (in thousands of gallons)	14,761	(12)%	16,797
Average price per gallon	$3.33	41%	$2.36
Average fare	$143	12%	$128

Capacity Purchase Agreement:
Revenue passengers (in thousands)	1,153	N/A	-
RPMs (in thousands)	326,627	N/A	-
ASMs (in thousands)	501,832	N/A	-
Passenger load factor	65.1%	N/A	-
Operating revenue per ASM (in cents)	10.86	N/A	-
Operating revenue per block hour	$1,432	N/A	-
Block hours	38,074	N/A	-
Departures	24,461	N/A	-

Total Colgan:
Block hours	152,890	21%	126,675
Departures	121,635	13%	107,171
ASMs (in thousands)	1,060,221	77%	599,402
Total operating cost per ASM (in cents)	24.49	(26)%	32.94
Total operating cost per block hour	$1,698	9%	$1,559

Average daily utilization (block hours)	7.51	3%	7.32
Average stage length (miles)	228	34%	170
Number of operating aircraft (end of period)
Saab 340	34	(15)%	40
Beech 1900	2	(71)%	7
Q400	15	N/A	-
Employees	1,324	10%	1,202

As previously discussed, the acquisition of Colgan was completed on January 18, 2007.  As such, Colgan’s 2006 data is not presented and Colgan’s 2007 data includes the period from the acquisition date through December 31, 2007, which represents approximately 94% of that year.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

    Colgan Operating Revenues

	2008	% Change 2008-2007	2007
Operating revenues:
Regional airline services
Pro-rate and EAS	$196,982	3%	$192,104
Capacity purchase	54,511	N/A	-
Other	203	(33)%	301
Total operating revenues	$251,696	31%	$192,405

2008 Compared to 2007

Total operating revenue for the year ended December 31, 2008 of $251.7 million increased by $59.3 million, or 31%, from 2007.  The primary reason for this increase is the addition of revenue earned under our CPA with Continental.  During the year ended December 31, 2008, we added 15 Q400 aircraft to our new Continental Connection operations, which began in February 2008.  Revenue earned under our CPA with Continental was $54.5 million for the year ended December 31, 2008.  Revenue earned under our pro-rate and EAS agreements increased $4.9 million and 3% during 2008.  This is primarily related to an increase in EAS revenue, as well as an increase in passenger unit revenue.  During 2008, Colgan filed notice with the DOT to vacate service in most of the EAS communities, and subsequently re-filed to serve these communities for higher subsidies to offset rising fuel and other operating costs. The DOT subsequently re-awarded service in 11 of these markets at a higher subsidy and, in some instances, a reduced level of weekly round trips.  As a result, EAS revenue increased $3.8 million in 2008 as compared to 2007.  The remaining increase in pro-rate revenue is attributable to a 12% increase in average fare, offset by an 8% decrease in passengers.

    Colgan Operating Expenses

	2008	% Change 2008-2007	2007
Operating expenses
Salaries, wages and benefits	$55,196	21%	$45,562
Aircraft rentals	7,627	(10)%	8,480
Ground handling services	13,023	8%	12,091
Aircraft maintenance, materials and repairs	44,123	9%	40,614
Other rentals and landing fees	18,411	85%	9,951
Aircraft fuel	49,450	30%	38,122
Commissions and passenger related expense	20,865	3%	20,195
Depreciation and amortization	13,172	183%	4,656
Other	24,194	36%	17,787
Impairment of goodwill and aircraft lease return costs	13,548	100%	-
Total operating expenses	259,609	31%	197,458

Operating loss	$(7,913)	57%	$(5,053)

Operating margin	(3.1)%	(0.5) pts.	(2.6)%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2008 Compared to 2007

Salaries, wages and benefits increased by $9.6 million, or 21%, during the year ended December 31, 2008.  Excluding the effect of the previously discussed difference in time periods presented, this expense increased primarily due to the increase in the average number of employees of 10%, largely attributed to the growth of Colgan’s operating fleet related to its new Q400 operation, as well as wage rate and benefit increases for existing employees.

Aircraft rentals decreased by $0.9 million, or 10%, for the year ended December 31, 2008.  This decrease is attributable to the return of 11 of our Saab and Beech aircraft during 2008.

Ground handling services increased $0.9 million, or 8%, during the year ended December 31, 2008 as compared to 2007.  This was primarily attributable to the shift of several markets from our US Airways operations to our United operations.  Ground handling rates for United are significantly higher than those previously charged by US Airways.

Aircraft maintenance, materials and repairs expense increased by $3.5 million, or 9%, for the year ended December 31, 2008.  Colgan incurred an additional $2.0 million in heavy airframe maintenance during 2008.  Due to internal resource constraints, Colgan utilized third-party vendors for heavy airframe maintenance during 2008.  During 2007, most aircraft heavy maintenance checks were performed by Colgan in-house.  The remaining $1.5 million additional increase is attributable to the aging of our Saab fleet and addition of our Q400 operations.

Other rentals and landing fees increased $8.5 million, or 85%, for the year ended December 31, 2008.  Landing fees increased as a result of increased departures and operating the larger Q400 aircraft, which fly into markets with significantly higher landing fee rates, such as Newark/Liberty International Airport.  Landing fees associated with our Q400 operations are reimbursed directly by Continental; therefore, an offsetting amount is included in revenue.

Aircraft fuel expense increased $11.3 million, or 30%, for the year ended December 31, 2008.  This increase is primarily related to the 41% year-over-year increase in the average price per gallon of fuel.  Offsetting this increase in fuel price was a 12% decrease in gallons consumed for the year ended December 31, 2008 as a result of a 9% decrease in our pro-rate block hours due to the retirement of 11 of our Saab and Beech aircraft.

Depreciation and amortization expense increased by $8.5 million for the year ended December 31, 2008.  This is primarily related to $7.2 million of depreciation expense related to the new Q400 aircraft.

Other expenses increased by $6.4 million, or 36%, during the year ended December 31, 2008, as compared to 2007.  This increase primarily relates to increased crew travel expense primarily due to our new Continental Q400 operations.

Impairment of goodwill and aircraft return costs increased by $13.5 million.  During 2008, we recorded a $10.5 million impairment charge related to Colgan’s goodwill and certain intangible assets.  In addition, we recorded $3.0 million for aircraft lease return costs related to several of our Saab and Beech aircraft.  For more information, refer to Note 6, Impairment of Goodwill and Aircraft Return Costs, in Item 8 of this Form 10-K.

Liquidity and Capital Resources

We generate cash by providing regional airline and related services to our code-share partners and from pro-rated passenger fares received under our pro-rate agreements.  Our primary source of liquidity is our existing cash and cash equivalents and cash flows from operations.  Also, we have approximately $90 million in unencumbered assets, primarily consisting of spare parts and supplies, aircraft rotable parts, and certain receivables, which could be used as collateral for additional financing.  As of December 31, 2008, we had cash and cash equivalents of $69.5 million.  Cash flows from operations were $28.6 million, $275.5 million, and $21.1 million for the years ended December 31, 2008, 2007, 2006.  We do not expect to make income tax payments during 2009-2010 due to the accelerated depreciation recognized for tax purposes on the newly acquired CRJ-900 and Q400 aircraft.  Additionally, we expect to receive an income tax refund of approximately $31 million in 2009 primarily related to this accelerated depreciation.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual obligations. The following chart details our debt and lease obligations at December 31, 2008 (in thousands):

	Payments Due by Period

	2009	2010	2011	2012	2013	Thereafter	Total

Senior convertible notes(1)	$-	$121,000	$-	$-	$-	$-	$121,000
Debt	36,191	30,773	31,077	31,916	32,049	376,926	538,932
Interest payments on debt	37,432	31,325	27,370	25,556	23,706	119,114	264,503
Bank line of credit	8,275	-	-	-	-	-	8,275
Credit facility	-	90,000	-	-	-	-	90,000
Capital leases	1,307	1,310	777	703	116	-	4,213
Operating leases(2)	133,716	130,771	129,888	128,368	117,576	467,516	1,107,835
Purchase obligations(3)	45,688	461	337	4,776	643	2,517	54,422
Total contractual cash obligations	$262,609	$405,640	$189,449	$191,319	$174,090	$966,073	$2,189,180

1.
In January 2009, we repurchased $12,000 of our $121,000 3.25% senior convertible notes due 2025 for $8,900.  Noteholders have the right on February 15, 2010 to require us to repurchase the remaining $109,000 of senior convertible notes at the par value, plus any accrued and unpaid interest.

2.
The amounts noted above for operating leases include $1,000,000 of obligations for CRJ-200 aircraft leased from Delta.  We are reimbursed by Delta in full for CRJ-200 aircraft rental expense under the CRJ-200 ASA.  For a more detailed discussion of operating leases, refer to Note 11 in Item 8 of this Form 10-K.

3.
The amounts noted above for purchase obligations include the purchase of two CRJ-900 aircraft.  As discussed below, in January 2009, we entered into a purchase commitment for 15 Q400 aircraft expected to be delivered between August 2010 and April 2011. These amounts are excluded from the table above.  As of March 1, 2009, our purchase obligations were as follows:  $52,625 for 2009, $173,097 for 2010, $122,968 for 2011, $4,776 for 2012, $643 for 2013, and $2,517 thereafter.

 The table above excludes $16.5 million related to the reserves for uncertain tax positions as we are unable to make reasonably reliable estimates of the amount and timing of any potential settlement or resolution with the respective taxing authorities.

As of December 31, 2008, we had $133.7 million par amount of auction rate securities instruments (“ARS”), which as discussed further in Note 9 of Item 8 of this Form 10-K, are currently illiquid.  We had planned to monetize ARS throughout 2008 as necessary to fund the unfinanced portion of our aircraft deliveries.  While we wait for the ARS market to rationalize and investor demand to return, we arranged for an $80.0 million margin loan facility (the “Credit Facility”) to be used to support our aircraft purchases.  The Credit Facility is pre-payable at any time prior to maturity.  The Credit Facility interest rate is indexed to LIBOR and was 2.4% at December 31, 2008.  In November 2008 we amended the Credit Facility with the lender to extend the maturity date to November 2009 and to provide for additional borrowings of up to $10.0 million, for a total amount available under the Credit Facility of $90.0 million.  The additional $10.0 million may only be used to fund purchases or redemptions of our other indebtedness.  In December, we drew the additional $10.0 million under the Credit Facility, $8.9 million of which we then used to fund the repurchase of $12.0 million par of our Senior Convertible Notes, as discussed below.  The remaining $1.1 million was used to retire other aircraft related debt.  The additional $10.0 million borrowing carries an interest rate that is indexed to the Federal Funds Rate and was 2.7% at December 31, 2008.  In February 2009, we amended the Credit Facility to, among other items, extend the maturity date to January 31, 2010.  The Credit Facility includes both covenant and margin requirements, as discussed in Note 10, Borrowings, in Item 8 of this Form 10-K.  Amounts outstanding under the Credit Facility as of December 31, 2008 were $90.0 million.

In February 2005, we issued $121.0 million principal amount of our 3.25% senior convertible notes due 2025 (the “Notes”).  The Notes bear interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year.  Although the Notes have been convertible in the past and will possibly be convertible during future periods, due to our current stock price being significantly below the conversion price, we do not expect a significant number of holders to tender the Notes for conversion prior to the first contractual initial put/call date of the Notes unless we exercise our right to call the Notes after February 2010.  Nonetheless, in any period during which the holders have the right to exercise the conversion option, the Notes’ par value will be classified as a current liability on our balance sheet.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In January 2009, we repurchased $12.0 million par amount of the Notes for approximately $8.9 million plus accrued interest.  On February 15, 2010, the holders of the Notes will have the right to require us to repurchase the Notes at the remaining par value of $109.0 million plus any accrued and unpaid interest.  We are currently exploring various options to ensure that we have adequate capital should we be required to repurchase the Notes at that time.  The Notes are currently trading at a fair value less than their par value.  We may seek to repurchase additional Notes at a discount throughout 2009.  For more information on the Notes, refer to Risk Factors in Item 1A and Note 10 of Item 8 of this Form 10-K.

On February 17, 2007, we entered into a purchase agreement for up to 25 firm and 20 option Q400 aircraft with Bombardier, Inc.  Under the agreement, we are obligated to purchase a minimum of 15 Q400 regional aircraft, which we satisfied during 2008.  In January 2009, we modified the purchase agreement to exercise our right to purchase the remaining ten firm Q400 aircraft and five option Q400 aircraft, which will be delivered between August 2010 and April 2011.  We also secured additional options to acquire 15 Q400 option aircraft that would be delivered in 2013.  Upon completion of this amendment, we now have optional rights to acquire a total of 30 Q400 aircraft, 15 of which would deliver in 2011 and 15 of which would deliver in 2013.

We are required to make pre-delivery payments to Bombardier for the firm Q400 aircraft that we have on order, which will be made from January 2009 to October 2010.  Of the remaining pre-delivery payments to be made in 2009 and 2010, approximately 85% will be financed with Export Development Canada (“EDC”) and the remaining will be funded by our internal capital resources.  The unfinanced portion of our pre-delivery payment requirements, which is approximately $5 million, is not scheduled to be paid until the second quarter of 2010.   For more information, refer to Risk Factors in Item 1A and Note 10 of Item 8 of this Form 10-K.

On April 27, 2007, Delta assigned to us its rights to purchase 16 CRJ-900 aircraft from Bombardier, Inc.  As of December 31, 2008 we had accepted delivery of 14 of these aircraft.  We will take delivery of the remaining two aircraft in the second quarter of 2009.  Under the DCA, Delta may also require us to purchase and operate an additional seven CRJ-900 aircraft.

During 2007, we executed pre-delivery payment financing facilities with EDC to provide borrowings to fund our pre-delivery payment commitments to Bombardier related to our purchase of CRJ-900 aircraft and our first 15 Q400 aircraft.  Borrowings under the pre-delivery payment facilities bear interest at the 3-month LIBOR rate plus 1.65%, which was 3.1% as of December 31, 2008.  The outstanding balance of these borrowings as of December 31, 2008 was $4.1 million.  As each aircraft is delivered to us, we repay the associated borrowings.

Upon delivery of our CRJ-900 and Q400 aircraft, we obtained long-term financing for 85% of the aircraft purchase price, the balance of which was $512.6 million at December 31, 2008.  We expect to finance the purchase of the remaining two CRJ-900 aircraft and the 15 additional Q400 aircraft using a combination of internal capital resources and debt financing, or through operating leases to the extent operating leases are available to us at competitive rates.  We have obtained commitments from EDC to finance 85% of the purchase price of the remaining aircraft on order for a term of 15 years from the delivery date of each aircraft.  In addition to utilizing EDC’s offer for debt financing, we expect to seek operating lease financing for some of our remaining Q400 deliveries to reduce the amount of initial capital required to obtain the aircraft and because we do not need all of the accelerated tax depreciation benefits associated with owning these aircraft.

We maintain a revolving line of credit with an institutional lender for a principal amount not to exceed $8.5 million or 75% of the net unpaid balance of our Colgan subsidiary’s eligible accounts receivable.  This instrument has an interest rate of Prime plus 0.25%, which was 3.50% as of December 31, 2008.  In April 2008, we extended the termination date of the loan to April 15, 2009.  Amounts outstanding under the line of credit were $8.3 million at December 31, 2008.  During the first quarter of 2009, the Company repaid approximately $3.9 million which reduced the remaining outstanding credit facility to approximately $4.4 million.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The IRS is currently examining our tax records for years 2003 through 2005.  The IRS has proposed adjustments related to certain key transactions that we undertook during those periods.  The adjustments would increase our tax liability for these periods by approximately $35.0 million (net of offsetting timing differences within these periods) plus penalties.  We are negotiating and discussing the proposed adjustments with an appeals team from the IRS, and we expect to resolve these matters during the first half of 2009.  We continue to believe that the tax positions we have taken are appropriate and in compliance with tax law and regulations.  Although we believe our tax positions are appropriate, we have recorded reserves totaling $16.5 million.  The Company is still in resolution negotiations with the IRS and cannot predict the ultimate outcome; however, management believes that any settlement reached will not exceed our reserves.

Operating activities. Net cash provided by operating activities was $28.6 million during the year ended December 31, 2008.  This was due primarily to cash generated from regional airline service operations of $57.9 million, offset by $29.3 million in hedge related payments.

Net cash provided by operating activities was $275.5 million during the year ended December 31, 2007.  This was due primarily to the $271.7 million increase in deferred revenue, which was primarily comprised of the approximately $311 million of proceeds received from the assignment of our Northwest claims, offset by the elimination of our pre-petition receivables balance of approximately $42 million. On January 3, 2007, we assigned an aggregate of approximately $335 million of our $377.5 million stipulated unsecured claim against Northwest to several third parties for aggregate proceeds of approximately $283 million, net of expenses.  We received the proceeds from this sale on January 23, 2007.  On June 29, 2007 we assigned the remaining $42.5 million of our claim for proceeds of $27.7 million.  The sale of our claim is subject to federal and state income taxation, and through December 31, 2007, we made estimated tax payments of approximately $110 million related to the claim sale.

Net cash provided by operating activities was $21.1 million during the year ended December 31, 2006, due primarily to cash generated from net income of $77.8 million, which included $43.6 million as a noncash provision for decreases in losses associated with the bankruptcy filings of Northwest and Mesaba, and $15.6 million in deferred income tax expense, offset by a $30.9 million decrease in receivables related to the timing of the previously mentioned payment from Northwest and other miscellaneous charges.

Investing activities.  Net cash provided by investing activities for the year ended December 31, 2008 was $20.6 million.  This was primarily attributable to net proceeds from the sale of investments in ARS of $53.1 million, offset by $32.5 million in net cash purchases of property and equipment, primarily consisting of our equity investment in aircraft and related flight equipment.

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

Cash used in investing activities for the year ended December 31, 2006 was $35.0 million.  This was attributable to the purchase of property and equipment of $4.4 million and the net purchase of short-term investments in marketable equity and debt securities of $28.5 million.

We expect non-aircraft cash capital expenditures for 2009 to be approximately $8.5 million. We expect to fund the non-aircraft capital expenditures with existing cash resources and cash flows generated from our operations.

Financing activities. Net cash used in financing activities for the year ended December 31, 2008 totaled $6.5 million.  During the year ended December 31, 2008, we received $101.8 million in debt proceeds, primarily related to the $90.0 million Credit Facility.  This was offset by $86.0 million of principal payments on debt and capital lease obligations, primarily related to our aircraft financing, $20.0 million purchase of our Series A Preferred Share from Northwest on January 4, 2008, and $2.4 million for debt issuance costs related to our new borrowings.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash used in financing activities for the year ended December 31, 2007 totaled $29.3 million.  During 2007, we received $68.0 million in debt proceeds, primarily related to the pre-delivery payment financing facilities for our Q400 and CRJ-900 aircraft.  This was offset by $30.9 million of principal payments on debt obligations and $1.0 million of payments made on capital leases.  In addition, we purchased $68.2 million of treasury shares as part of our share repurchase program.

Cash used in financing activities for the year ended December 31, 2006 totaled $17.0 million, which related to the repayment of a line of credit with a bank.  That line of credit expired in June 2006.

Deferred tax asset.  We have recorded a net deferred tax asset of $59.3 million related to future tax benefits.  This primarily relates to the timing difference of tax payments associated with our deferred CRJ-200 ASA revenue, offset by book-tax timing differences related to aircraft depreciation.  As discussed in Note 3 in Item 8 of this Form 10-K, we are recognizing the deferred CRJ-200 ASA revenue over the 11-year term of the CRJ-200 ASA, while we recognized this as taxable income and paid the associated tax during 2007.

Guarantees and indemnifications.  We had $4.5 million and $5.3 million invested in certificates of deposit and in other similar instruments at December 31, 2008 and 2007, respectively.  These certificates of deposit have various maturities, all less than one year and are used as collateral for standby letter of credit facilities that we maintain for various vendors.  As of December 31, 2008 and 2007, we had $3.0 million and $2.7 million of standby letters of credit outstanding, respectively.

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

Off-Balance Sheet Arrangements.  None of our operating lease obligations are reflected on our consolidated balance sheets. We are responsible for all maintenance, insurance and other costs associated with these leased assets; however, the lease agreements do not include a residual value guarantee, fixed price purchase option or other similar guarantees.  We have no other material off-balance sheet arrangements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Significant Accounting Policies and Critical Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  The SEC has defined critical accounting policies as those policies that are most important to the preparation of financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain.  See also Note 10 in Item 8 of this Form 10-K for a discussion of new and proposed accounting standards.

Revenue Recognition

Nature of Estimates Required: We recognize revenue as services are provided based on the rates and provisions of the underlying code-share agreements with our partners.  Our operating agreements include the ability to earn incentive revenue.  The calculation of these revenues involves the use of estimates that can be subject to differing analysis of the relating operating metrics or interpretation of the related contractual provisions.  In some instances, uncertainty exists as to the party responsible for causing a negative effect on the relevant operating metric.  Our code-share partners may dispute the amount billed and pay less than the amount invoiced if its interpretation of the agreement is different from ours.

Assumptions and Approach Used: Our operating revenues are calculated based on our interpretation of the underlying code-share agreements and our analysis of the related operating metrics.

Effect if Different Assumptions Used: While in practice these kinds of discrepancies are quickly resolved with our partners (typically within the following month), should our interpretation of the agreement or analysis of the relevant operating metrics differ materially from those of our code-share partners and our interpretations fail to prevail, our revenue could be materially understated or overstated.  For example, during the second quarter of 2007 we estimated our operating performance under the CRJ-200 ASA to have resulted in lost incentive revenue of approximately $2.4 million for the first six months of 2007 compared to Northwest’s assertion that the forgone incentive revenue was $4.8 million.  Subsequent to a detailed analysis of the facts underlying the cause of the operating performance, we ultimately settled the issue within two months for approximately $2.9 million.

Income Tax Reserves

Nature of Estimates Required: On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Under FIN 48, we recognize tax benefits only for income tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon settlement with the tax authority.  The cumulative effect of adopting FIN 48 was immaterial to our financial statements.  We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense.  These income tax liabilities and accrued interest and penalties are presented as current liabilities in our consolidated balance sheets.

In addition to our federal tax return, we file numerous state income tax returns.  We are no longer subject to U.S. federal income tax examination for years through 2003 except for specific U.S. federal income tax positions that are in various stages of appeal, as discussed below.

Assumptions and Approach Used: Our income tax reserves are based on management’s assessment of an issue’s expected resolution, based on several factors, including tax audits, appeals, litigation, changes in tax laws and other rules and the history of how the issue has been treated by other airlines.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Effect if Different Assumptions Used:   It is difficult to predict the ultimate outcome or the timing of resolution for tax positions under FIN 48. Changes may result from the conclusion of ongoing audits or appeals in state, local, and federal tax jurisdictions. Our liability for tax positions under FIN 48 includes one matter that is individually material. Specifically, we are currently under audit by the Internal Revenue Service (“IRS”) for the tax years 2003 through 2005.  In May 2007, the IRS proposed certain adjustments to our positions related to various exam matters.  Should the IRS prevail on these adjustments, the impact could be significant.  We are currently reviewing these matters with an administrative appeals team from the IRS, and expect to reach resolution on the disputed tax exam items during the first half of 2009.   We believe the potential tax exposure related to the items the IRS has focused on during its examinations would not exceed $35.0 million, of which we have reserved $16.5 million.  Should the IRS prevail in obtaining the additional amount, future earnings could be reduced by up to approximately $18.5 million.  Although we believe our tax positions are appropriate, the Company is still in resolution negotiations with the IRS and cannot predict the ultimate outcome; however, management believes that any settlement reached will not exceed our reserves.

Fair Value of Auction Rate Securities

Nature of Estimates Required:  We have $133.7 million par value of investments related to auction rate securities, all of which are classified as noncurrent assets at December 31, 2008. As described in Note 9 of Item 8 of this Form 10-K, we have categorized the fair value for these assets as Level 3 under Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  Level 3 financial instruments are those with little to no observable inputs about which there is little or no market data, which require the reporting entity to develop its own assumptions to use in the determination of fair value.

Assumptions and Approach Used:  For each of our ARS, we prepared a discounted cash flow (“DCF”) analysis to determine the estimated fair value as of December 31, 2008. The assumptions used in preparing the DCF model include estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment.  In making these assumptions, we considered relevant factors including:

▪	the likely timing of principal repayments;
▪	the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans and guarantees by other third parties;
▪	the formula specific to each security which defines the applicable earnings rate paid in the event of a failed auction (the “Max Rate”);
▪	forward projections of the future Max Rates for each security; and
▪	our estimate of the rate of return required by investors to own these securities.

Based on the results of this assessment and to the extent that we believe any estimated decline in the fair value is temporary in nature coupled with our ability and intent to hold the investment until its value recovers, we record a temporary impairment charge in accumulated other comprehensive income.  Conversely, to the extent that we believe the charge to be either permanent in nature or to persist for as long as we may hold the investment, we must record  the other-than-temporary impairment charge in nonoperating expense in our consolidated statements of operations. Accordingly, during 2008 we recorded an impairment charge in nonoperating expense of $16.8 million to reduce the carrying value of our ARS to their estimated fair values.

Effect if Different Assumptions Used:  While we believe the decline in the fair values of our ARS to be entirely related to their present illiquidity, we included in earnings the $16.8 million impairment charge because we may not hold the securities until their values recover for reasons previously explained within our discussion of liquidity and capital resources.  Had we determined that we had both the ability and intent to hold the securities until their values recovered, all or a majority of the impairment would have been recorded in accumulated other comprehensive income as a component of equity.  Additionally, had any of our DCF assumptions differed, particularly with respect to the expected duration of the investments and the discount rate used to value the securities, the recorded impairment could have materially increased or decreased.  For example, while our DCF assumes an average holding period of approximately nine years, had we used an average holding period of eight years, the estimated impairment would have decreased by approximately $2.0 million.  Conversely, had we used an average duration of ten years, the estimated impairment would have increased by approximately $2.6 million.  Similarly, if we were to decrease or increase by 1% the discount rate used to value the investments, the estimated impairment would have decreased by $7.8 million or increased by $7.2 million, respectively.  Further, were the credit rating of either the security issuer or the third-party insurer underlying the investments to further deteriorate, we may be required to record additional impairment charges, either through earnings or equity, to adjust the carrying value of our ARS.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Goodwill and Other Long-Lived Assets

Goodwill

Nature of Estimates Required: Our long-lived assets consist of goodwill and intangible assets, as well as property and equipment.  Under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), intangible assets can have either finite or indefinite useful lives.  Under SFAS 142, we perform an impairment evaluation for each reporting unit, which are composed of our Pinnacle and Colgan segments.  We perform an impairment test to the net book value of goodwill on an annual basis and, if certain events or circumstances indicate that it is more likely than not that an impairment loss may have been incurred, on an interim basis. The scheduled annual impairment test date for our goodwill is October 1.

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

At June 30, 2008, because of impairment indicators existing during the second quarter, we performed an interim goodwill impairment test of goodwill at our Colgan reporting unit. Factors we deemed to be collectively an indicator that a goodwill impairment test was required for Colgan included record high fuel prices, continued operating losses, a softening U.S. economy, and the planned removal of ten Saab aircraft from Colgan’s pro-rate operating fleet during 2008. Based on the results of our evaluation, we determined that Colgan’s goodwill was fully impaired and recorded a $9.8 million impairment charge at June 30, 2008.  For a discussion of Colgan’s goodwill impairment, see Note 6 in Item 8 of this Form 10-K.

At October 1, 2008, we performed the annual required impairment test of our Pinnacle reporting unit goodwill, which resulted in no impairment charge.  Additionally, at December 31, 2008, because the Company’s book value exceeded its market capitalization, we performed an interim impairment test of Pinnacle’s goodwill.  The interim impairment analysis also resulted in no impairment charge.

Assumptions and Approach Used:  Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Our determination of a reporting unit’s fair value is based upon our perspective of industry trends, market rates and market transactions.  Other assumptions include the appropriate discount rate, which represents our weighted average cost of capital.  Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets.

During 2008, particularly during the fourth quarter, the airline sector and the broader securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. Our stock price, consistent with stock prices in the broader airline sector, declined significantly during this period of time. During the fourth quarter of 2008, our market capitalization fell below recorded book value. With respect to the testing of our goodwill for impairment, we believe that it is reasonable to consider market capitalization as an indicator of fair value over a reasonable period of time. If the current economic market conditions persist and if there is a prolonged period of weakness in the business environment and airline sector, our businesses may be adversely affected, which could result in future impairment of Pinnacle’s goodwill.

Effect if Different Assumptions Used: If the results of these evaluations determined that impairment has occurred, an impairment charge could affect earnings by as much as the carrying value.  As of December 31, 2008, we had approximately $18.4 million in goodwill.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Long-lived Assets

Nature of Estimates Required:  Approximately 63% of our total assets are invested in property and equipment, which will continue to increase as we acquire additional aircraft to support our capacity purchase agreements with Delta and Continental.  We capitalize only those costs that meet the definition of capital assets under accounting standards. Accordingly, repair and maintenance costs that do not extend the useful life of an asset or are not part of the cost of acquiring the asset are expensed as incurred.  The depreciation of our property and equipment over their estimated useful lives and the determination of any salvage values requires management to make judgments about future events.

Assumptions and Approach Used:  In accounting for long-lived assets including intangible assets with definite lives, we must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate.  Because we utilize most of our property and equipment over relatively long periods, we periodically evaluate whether adjustments to our estimated service lives or salvage values are necessary to ensure these estimates properly match the economic use of the asset. In addition to considering our planned use of long-lived assets, when necessary, such as when making estimates related to our new aircraft for which there is little historical data available, we engage airline industry specialists to assist with the determination of relevant estimates.

When appropriate, we evaluate our long-lived assets for impairment.  Factors that would indicate potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition, and cash flows associated with the use of the long-lived asset.   The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If the cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value.  When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for the entire group of assets to the carrying value of the same group of assets.  Asset groupings are typically done at the fleet or contract level.  We have not experienced any significant impairment of assets to be held and used. However, from time to time we make decisions to remove certain long-lived assets from service based on projections of reduced capacity needs, and those decisions may result in an impairment charge.  There were no material asset impairment charges recognized in 2008, 2007 or 2006.

Effect if Different Assumptions Used: Periodic re-evaluations, which can be significant, could be caused by changes to our maintenance program, changes in the utilization of the aircraft, governmental regulations on aging aircraft, and changing market prices of new and used similar aircraft.  Generally, these adjustments are accounted for on a prospective basis through depreciation and amortization expense, as required by accounting standards and, ultimately, the gain or loss on the disposal of the asset. Any impairment charge could affect earnings by as much as the carrying values of the assets.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Spare Parts and Supplies

Nature of Estimates Required: Inventories, expendable parts and maintenance supplies relating to flight equipment are carried at cost and are expensed when the inventory is used.  A fleet retirement reserve is provided over the remaining estimated useful life of the related aircraft equipment, for spare parts expected to be on hand at the date the aircraft are retired from service, plus allowances for spare parts currently identified as obsolete or excess. We will continue to modify these estimates as our fleet ages.  The adequacy of our fleet retirement reserve requires a high degree of judgment.

Assumptions and Approach Used: Our fleet retirement reserve related to inventory is provided over the remaining useful life of the related aircraft, plus allowance for spare parts currently identified as excess.  Part of the calculation for this reserve is based on historical experience.  In addition, we may reserve for additional amounts when we deem parts as excess inventory.

Effect if Different Assumptions Used: As of December 31, 2008, our fleet retirement reserve related to our spare parts and supplies was approximately $4.3 million.  If we increase the reserve by 10%, the impact on pre-tax income is immaterial.

In addition to the estimates discussed above, we have made certain other estimates that, while not involving the same degree of judgment, are important to understanding our financial statements.  We continually evaluate our accounting policies and the estimates we use to prepare our consolidated financial statements. Our estimates as of the date of the financial statements reflect our best judgment after giving consideration to all currently available facts and circumstances. Therefore, actual results may differ significantly from these estimates and may require adjustment in the future, as additional facts become known or as circumstances change.

Management has discussed the development of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures presented above relating to them. For more information, see Note 2 in Item 8 of this Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Because the majority of our contracts are capacity purchase agreements, our exposure to market risks such as commodity price risk (e.g., aircraft fuel prices) is primarily limited to our pro-rate operations, which comprise 23% of our consolidated revenues.  With our 2007 acquisition of Colgan and our contracts with Delta and Continental that include the purchase of aircraft, we are exposed to commodity price and interest rate risks as discussed below.

Commodity Price Risk

Our pro-rate operations include exposure to certain market risks primarily related to aircraft fuel, which has been extremely volatile.  Aviation fuel expense is a significant expense for any air carrier, and even marginal changes in the cost of fuel greatly affect a carrier’s profitability.  Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply.  While our capacity purchase agreements require that fuel be provided to us at no cost, thereby reducing our overall exposure to fuel price fluctuations, the Company’s pro-rate code-share agreements with Continental, US Airways, and United expose the Company to fuel price risk.  Slightly offsetting our fuel risk, our agreement with Continental provides for an adjustment to the pro-rate revenue we receive from Continental based on projected changes in fuel prices.  For the projected annualized fuel consumption related to these agreements, each ten percent change in the price of jet fuel amounts to an approximate $4.9 million change in annual fuel costs.

Interest Rate Risk

Aircraft financing. The Company is exposed to interest rate risk from the time of entering into purchase commitments until the delivery of aircraft, at which time the Company receives permanent, fixed-rate financing for each aircraft.  As of December 31, 2008, the Company had accepted delivery of 14 of its 16 CRJ-900 aircraft with the remaining two set to deliver in the second quarter of 2009. In January 2009, the Company entered in a purchase agreement for 15 firm Q400 aircraft with Bombardier, which will be delivered between August 2010 and April 2011.

Should interest rates changes by 100 basis points before we take delivery, and assuming that we do not hedge the anticipated debt on the remaining CRJ-900 and Q400 aircraft, aggregate interest expense in the first year of financing would change by approximately $3.5 million.

Investment income.  Our earnings are affected by fluctuations in interest rates due to the impact those changes have on the amount of interest income we earn from our investments, which primarily consists of ARS.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates on our interest income.  Based on our current balance of ARS, a 100 basis point change in interest rates would result in an increase or decrease in annual investment income of approximately $1.3 million.  See Note 9 in Item 8 of this Form 10-K for additional information about ARS.

Senior convertible notes. While we pay interest on the Notes at a fixed rate of 3.25%, the fair value of the Notes is sensitive to changes in interest rates and to changes in the market price of our common stock.  Interest rate changes may result in increases or decreases in the fair value of the Notes due to differences between market interest rates and rates in effect at the inception of the obligation.  The fair value of the Notes may also increase or decrease with differences between the current market price of our common stock and the market price on the original issuance date of the Notes.  Unless we elect to repurchase additional Notes in the open market, changes in their fair value have no impact on our consolidated financial statements as a whole. The estimated fair value of the Notes on March 6, 2009 was approximately $76.8 million, based on quoted market prices.

 Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pinnacle Airlines Corp.

We have audited the accompanying consolidated balance sheets of Pinnacle Airlines Corp. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Airlines Corp. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pinnacle Airlines Corp.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009 expressed an unqualified opinion thereon.

                                                                         /s/ ERNST & YOUNG LLP

Memphis, Tennessee
March 5, 2009

Pinnacle Airlines Corp.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Operating revenues:
Regional airline services	$855,659	$777,179	$816,787
Other	9,126	10,195	7,836
Total operating revenues	864,785	787,374	824,623
Operating expenses:
Salaries, wages and benefits	219,971	195,767	136,812
Aircraft rentals	128,559	138,661	264,124
Ground handling services	96,359	96,306	86,117
Aircraft maintenance, materials and repairs	92,909	89,661	34,264
Other rentals and landing fees	71,857	58,956	43,135
Aircraft fuel	49,450	38,122	109,000
Commissions and passenger related expense	27,025	25,740	4,992
Depreciation and amortization	26,518	9,265	3,985
Other	92,982	83,533	58,217
Provision for decreases in losses associated with bankruptcy filings of Northwest and Mesaba	-	(1,048)	(43,571)
Impairment of goodwill and aircraft lease return costs	13,548	-	-
Total operating expenses	819,178	734,963	697,075

Operating income	45,607	52,411	127,548

Operating income as a percentage of operating revenues	5.3%	6.7%	15.5%
Nonoperating (expense) income:
Interest expense	(34,661)	(8,853)	(5,578)
Impairment of auction rate securities	(16,800)	-	-
Interest income	6,870	11,601	2,548
Loss on sale of unsecured claim	-	(4,144)	-
Miscellaneous income, net	281	22	82
Total nonoperating expense	(44,310)	(1,374)	(2,948)
Income before income taxes	1,297	51,037	124,600
Income tax expense	(6,204)	(16,400)	(46,801)
Net (loss) income	$(4,907)	$34,637	$77,799
Basic (loss) earnings per share	$(0.27)	$1.66	$3.55
Diluted (loss) earnings per share	$(0.27)	$1.50	$3.54
Shares used in computing basic (loss) earnings per share	17,865	20,897	21,945
Shares used in computing diluted (loss) earnings per share	17,865	23,116	21,974

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Consolidated Balance Sheets
(in thousands, except share data)
	December 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$69,469	$26,785
Restricted cash	5,417	5,327
Short-term investments	-	186,850
Receivables, net of allowances of $135 in 2008 and $131 in 2007	31,619	31,107
Spare parts and supplies, net of allowances of $4,213 in 2008 and $2,536 in 2007	17,106	16,030
Prepaid expenses and other assets	8,160	16,535
Deferred income taxes	14,338	12,285
Income taxes receivable	31,117	-
Total current assets	177,226	294,919
Property and equipment
Flight equipment	723,529	162,374
Aircraft pre-delivery payments	5,721	81,425
Other property and equipment	45,769	39,969
	775,019	283,768
Less accumulated depreciation	(54,262)	(28,358)
Net property and equipment	720,757	255,410
Investments in auction rate securities	116,900	-
Deferred income taxes	45,004	79,856
Other assets, primarily aircraft lease deposits	33,723	28,528
Debt issuance costs, net of amortization of $1,117 in 2008 and $636 in 2007	6,505	4,598
Goodwill	18,422	28,206
Intangible assets, net of amortization of $5,180 in 2008 and $3,594 in 2007	14,585	17,071
Total assets	$1,133,122	$708,588

Liabilities and stockholders’ equity
Current liabilities
Short-term notes payable and current maturities of long-term debt	$44,116	$9,910
Bank line of credit	8,275	8,375
Pre-delivery payment facilities	4,075	63,603
Accounts payable	29,962	33,062
Deferred revenue	23,851	24,099
Income taxes payable	-	2,356
Accrued expenses and other current liabilities	75,136	102,054
Total current liabilities	185,415	243,459
Senior convertible notes, less $12.0 million of current portion	109,000	121,000
Long-term debt, less current maturities	502,741	71,812
Credit facility	90,000	-
Deferred revenue, net of current portion	192,191	209,752
Capital leases, net of current portion	2,601	3,668
Other liabilities	2,581	1,075
Commitments and contingencies
Stockholders’ equity
Series A preferred share, stated value $100 per share; one share authorized and issued, retired on January 4, 2008	-	-
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,514,782 and 22,402,999 shares issued, respectively	225	224
Treasury stock, at cost, 4,450,092 shares	(68,152)	(68,152)
Additional paid-in capital	93,815	91,165
Accumulated other comprehensive income	(17,173)	(10,200)
Retained earnings	39,878	44,785
Total stockholders’ equity	48,593	57,822
Total liabilities and stockholders’ equity	$1,133,122	$708,588

The accompanying notes are an integral part of these consolidated financial statements.

           Pinnacle Airlines Corp.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Earnings (Deficiency)	Accumulated Other Comprehensive Gain/ (Loss)	Treasury Stock	Total
Balance, December 31, 2005	$220	$85,549	$(67,151)	$-	$-	$18,618
Net income and comprehensive income	-	-	77,799	-	-	77,799
Impact of adoption of SFAS 158, net of tax of $24	-	-	-	40	-	40
Restricted stock issuance – 135,325 shares	1	(1)	-	-	-	-
Share-based compensation	-	564	-	-	-	564
Balance, December 31, 2006	221	86,112	10,648	40	-	97,021
Comprehensive income:
Net income	-	-	34,637	-	-	34,637
Derivative instruments (cash flow hedge), net of tax of $6,016	-	-	-	(10,761)	-	(10,761)
Post-retirement actuarial gain, net of tax of $304	-	-	-	521	-	521
Total comprehensive income						24,397
Impact of adoption of FIN 48	-	-	(500)	-	-	(500)
Restricted stock issuance – 76,311 shares	1	(1)	-	-	-	-
Treasury stock repurchase – 4,450,092 shares	-	-	-	-	(68,152)	(68,152)
Exercise of stock options	2	2,896	-	-	-	2,898
Share-based compensation	-	2,158	-	-		2,158
Balance, December 31, 2007	224	91,165	44,785	(10,200)	(68,152)	57,822
Comprehensive income:
Net loss	-	-	(4,907)	-	-	(4,907)
Cash flow hedges:
Derivative instruments, net of tax of $5,377	-	-	-	(8,445)	-	(8,445)
Reclassification into earnings, net of tax of $814				1,454		1,454
						(6,991)
Investments in ARS:
Unrealized losses on investments, net of tax of $709				(16,091)		(16,091)
Reclassification into earnings, net of tax of $709				16,091		16,091
						-
Post-retirement actuarial gain, net of tax of $9	-	-	-	18	-	18
Total comprehensive loss						(11,880)
Restricted stock issuance – 108,962 shares	1	(1)	-	-	-	-
Exercise of stock options	-	49	-	-	-	49
Share-based compensation	-	2,602	-	-	-	2,602
Balance, December 31, 2008	$225	$93,815	$39,878	$(17,173)	$(68,152)	$48,593

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Consolidated Statements of Cash Flows
(in thousands, except share data)

	Years Ended December 31,
	2008	2007	2006
Operating activities
Net (loss) income	$(4,907)	$34,637	$77,799
Adjustments to reconcile net income to cash provided by operating activities:
Impairment charges	27,357	-	-
Provision for decreases in losses associated with bankruptcy filings of Northwest and Mesaba	-	(1,048)	(43,571)
Loss on sale of unsecured claim	-	4,144	-
Depreciation and amortization	30,911	10,835	5,408
Deferred income taxes	37,310	(99,717)	15,647
Recognition of deferred revenue	(24,099)	(23,058)	-
Other	6,178	3,398	5,581
Changes in operating assets and liabilities:
Receivables	(512)	79,093	(30,929)
Increase in deferred revenue	6,218	271,705	-
Spare parts and supplies	(2,835)	(1,846)	(2,126)
Prepaid expenses and other assets	4,461	(3,679)	(11,584)
Restricted cash	(90)	(4,077)	(250)
Accounts payable and accrued expenses	7,813	5,893	6,286
Hedge related payments	(29,288)	(1,310)	-
Insurance proceeds	2,414	3,565	-
Income taxes payable	(33,493)	2,064	(1,098)
Other liabilities	1,167	(5,119)	(62)
Cash provided by operating activities	28,605	275,480	21,101
Investing activities
Purchases of property and equipment	(31,871)	(24,188)	(4,394)
Proceeds from the sale of property and equipment	142	610	-
Aircraft pre-delivery payments	(816)	(74,138)	-
Purchases of investments	(82,200)	(1,024,284)	(721,365)
Proceeds from sale of investments	135,350	910,134	692,825
Acquisition of Colgan Air, Inc. net of cash acquired	-	(8,267)	(2,029)
Cash provided by (used in) investing activities	20,605	(220,133)	(34,963)
Financing activities
Payments on capital leases	(1,159)	(965)	-
Proceeds from line of credit	90,000	-	-
Proceeds from debt	11,810	67,963	-
Payments on debt	(84,839)	(30,862)	(17,000)
Debt issuance costs	(2,387)	(842)	-
Purchase of Series A Preferred Share	(20,000)	-	-
Treasury shares repuchased	-	(68,152)	-
Proceeds from exercise of stock options and excess tax benefits	49	3,591	-
Cash used in financing activities	(6,526)	(29,267)	(17,000)
Net increase (decrease) in cash and cash equivalents	42,684	26,080	(30,862)
Cash and cash equivalents at beginning of period	26,785	705	31,567
Cash and cash equivalents at end of period	$69,469	$26,785	$705
Supplemental disclosure of cash flow information
Interest paid	$24,736	$8,717	$4,594
Income tax payments	$4,375	$113,871	$32,299
Noncash investing and financing activities
Property and equipment acquired through the issuance of debt	$466,535	$73,166	$-
Mark-to-market adjustment on derivative instruments	$-	$16,777	$-
Other noncash investing and financing activities	$152	$3,453	$-
The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INDEX

1. Description of Business	11. Leases
2. Significant Accounting Policies	12. Accrued Expenses and Other Current Liabilities
3. Code-share Agreements with Partners	13. Colgan Acquisition
4. Segment Reporting	14. Share-Based Compensation
5. Earnings (Loss) Per Share	15. Other Expenses
6. Impairment of Goodwill and Aircraft Lease Return Costs	16. Income Taxes
7. Fair Value Measurements	17. Employee Benefit Plans
8. Derivatives	18. Commitments and Contingencies
9. Investments	19. Quarterly Financial Data (Unaudited)
10. Borrowings

1.  Description of Business

Pinnacle Airlines Corp. (“the Company”), through its wholly-owned subsidiaries, Pinnacle Airlines, Inc. (“Pinnacle”) and Colgan Air, Inc. (“Colgan”), operates the fourth largest independent regional airline in the United States. As of December 31, 2008, Pinnacle and Colgan offered scheduled passenger service with approximately 1,100 total daily departures to a combined 207 destinations.

On October 29, 2008, two of the Company’s largest customers, Delta Air Lines, Inc. and Northwest Airlines Corporation, completed their previously announced merger, forming the world’s largest airline.  Delta Air Lines, Inc. (exclusive of its newly merged operating subsidiary, Northwest Airlines, Inc.) for historical reference purposes is referred to herein as “Pre-Merger Delta.”  Similarly, Northwest Airlines Corporation and its subsidiaries as they existed prior to the merger are referred to herein as “Northwest.”  Pre-Merger Delta and Northwest combined are collectively referred to herein as “Delta.”

The Company does not believe that this merger will have a material effect on its operations, as its capacity purchase agreements with each carrier are relatively long-term and do not contain early termination provisions that could be triggered by consolidation. Under the Company’s capacity purchase agreements, the Company’s partners determine the operating schedules and utilization of aircraft, thus affecting the variable components of payments that the Company receives.  However, the Company’s partners also pay fixed amounts, including amounts related to the ownership costs of the Company’s aircraft, irrespective of the level of operations set by its partners.  The marginal cost to the Company’s partners in relation to adding flights under the capacity purchase agreements is relatively low compared to the total fixed costs that each partner pays.  Therefore, the Company believes that its partners have an economic incentive to maintain reasonable levels of aircraft utilization with respect to the Company’s operations.

Pinnacle operates an all-regional jet fleet, and provides regional airline capacity to Delta at its hub airports in Atlanta, Cincinnati, Detroit, Memphis, and Minneapolis/St. Paul.  At December 31, 2008, Pinnacle operated 124 Canadair Regional Jet (“CRJ”)-200 aircraft under Delta brands with approximately 665 daily departures to 114 cities in 37 states and three Canadian provinces.  Pinnacle also operated a fleet of 18 CRJ-900 aircraft as a Delta Connection carrier with approximately 86 daily departures to 34 cities in 16 states, the Bahamas, Mexico, and U.S. Virgin Islands.

Colgan operates an all-turboprop fleet under a regional airline capacity purchase agreement with Continental Airlines, Inc. (“Continental”), and also under revenue pro-rate agreements with Continental, United Air Lines, Inc. (“United”) and US Airways Group, Inc. (“US Airways”).  Colgan’s operations are focused primarily in the northeastern United States and in Texas.  As of December 31, 2008, Colgan, through its pro-rate operations, offered 225 daily departures to 39 destinations in 11 states.  Colgan operated under revenue pro-rate agreements 14 Saab 340 aircraft as Continental Connection from Continental’s hub airport in Houston, ten Saab 340 aircraft as United Express at Washington/Dulles, and two Beech 1900 aircraft and ten Saab 340 aircraft as US Airways Express, with hub locations at New York/LaGuardia and Boston.  Colgan operated under a capacity purchase agreement 15 Q400 aircraft providing 94 daily departures to 20 cities in 14 states and two Canadian provinces for Continental at its global hub at Newark/Liberty  International Airport.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

1.  Description of Business (continued)

As shown in the following table, the Company’s operating aircraft fleet consisted of 142 CRJs and 51 turboprop aircraft at December 31, 2008.

Aircraft Type	Number of Aircraft	Standard Seating Configuration
CRJ-200	124	50
CRJ-900	18	76
Total Pinnacle aircraft	142

Saab 340	34	34
Q400	15	74
Beech 1900D	2	19
Total Colgan aircraft	51

Total aircraft	193

All amounts contained in the notes to the consolidated financial statements are presented in thousands, with the exception of years, destinations, departures, per share amounts and number of aircraft.

In addition to the classes of stock presented on the face of the consolidated balance sheets, the Company’s capital structure includes 1,000 shares of preferred stock, par value $0.01 per share and 5,000 shares of Series common stock, par value $0.01 per share.  No shares have been issued from either of these classes of stock.

2.  Significant Accounting Policies

Revenue Recognition

Passenger revenues and ground handling revenues are recognized in the period the services are provided.  Under the Company’s capacity purchase arrangements with Delta and Continental, the Company receives a fixed-fee, as well as reimbursement of specified costs on a gross or net basis with the potential of additional revenue incentives from its partners when the Company’s operational performance exceeds certain metrics.  The reimbursement of specified costs, known as “pass-through costs,” may include aircraft ownership costs, passenger liability and hull insurance, aircraft property taxes, landing fees and catering.

Under the Company’s Delta Connection Agreement (“DCA”), the Company defers certain revenue primarily related to maintenance.  For example, the Company receives monthly payments based on contractual rates per departure and block hour for heavy maintenance activities not expected for several years.  To the extent that the ultimate maintenance costs incurred are less than amounts collected, the Company will refund to Delta the excess.  Conversely, the Company bears the risk that the maintenance costs incurred exceed the payments generated from the contractual rates.  The Company defers the revenue related to these maintenance deposits, and will recognize the revenue when it performs the underlying maintenance services.  Deferred revenue is included in the Company’s consolidated balance sheets, and includes revenue related to the sale of the Company’s bankruptcy claim against Northwest, which is described in detail in Note 3.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (continued)

Two significant changes to the Company’s pass-through costs during 2007 compared to prior years relate to changes in its CRJ-200 Airline Services Agreement with Delta (the “CRJ-200 ASA”).  Beginning in 2007, fuel is provided at no cost by Delta, and aircraft rent was reduced to rates that approximate market rates.  See Note 3 for additional information.  Additionally, because many of the Company’s expenses are reimbursable expenses,  Company’s major airline partners sometimes negotiate contracts on the Company’s behalf to reduce the reimbursable costs and maximize the economic benefits of an agreement.  For example, during 2008, Delta negotiated an engine maintenance agreement which included maintenance on CRJ-200 aircraft within the fleets of some of its subsidiaries as well as Pinnacle.  In situations where the Company’s major partner negotiates an agreement on the Company’s behalf such that the maintenance vendor is the primary obligor for the completion of the service, as defined by Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company’s revenue associated with these agreements is presented at the net amounts billed for reimbursement.  Gross revenue of $10,269 is presented net of expense of $10,269 in regional airline services revenue in the Company’s consolidated statement of operations for the year ended December 31, 2008.  The Company earns margin on this revenue, which is presented gross.  For all other items, and except as described above, all revenue recognized under the Company’s capacity purchase contracts is presented at the gross amount billed for reimbursement pursuant to EITF 99-19.

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs. In accordance with EITF No. 01-08, Determining Whether an Arrangement Contains a Lease, the Company has concluded that a component of its revenue under the DCA and Continental CPA is rental income, inasmuch as the agreements identify the code-share partner’s “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during 2008 was $30,961 and has been included in regional airline services revenue on the Company’s consolidated statement of operations for the year ended December 31, 2008.

The Company also earns revenue from its pro-rate operating agreements with Continental, United, US Airways, and under Essential Air Service (“EAS”) contracts with the Department of Transportation (“DOT”).  Regional airline service revenues are recognized when flights are completed.  Tickets are sold and processed by the partner airlines and amounts due to the Company for completed flights and incentive compensation are settled on a monthly basis. Passenger tickets typically include segments flown by the Company and segments flown by the partner airlines. Passenger revenues are based on a pro-rated share of ticket prices earned by the Company for the passengers transported.  The Company earns additional compensation based on the achievement of certain performance metrics.  Revenue earned by the Company under its EAS contracts with the DOT is recognized based on actual flights completed to and from selected smaller cities and communities and is based on pre-determined contractual rates.  In addition, the Company’s pro-rate operating agreement with Continental includes a guarantee fee provision whereby a payment is either made by or to the Company to the extent that scheduled block hours for any given month are higher or lower than the guaranteed block hours.  For a discussion of the Company’s code-share agreements, see Note 3.

Aircraft Maintenance and Repair Costs

Aircraft maintenance, including planned major maintenance activities, and repairs are expensed as incurred because maintenance activities do not represent separately identifiable assets or property units in and of themselves.  Rather, they serve only to restore assets to their original operating condition.  Maintenance and repairs incurred under power-by-the-hour maintenance contracts are accrued and expensed when the contractual obligation exists.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (continued)

Capitalized Interest

        The Company accounts for capitalized interest in accordance with the provision of Statement of Financial Accounting Standard (“SFAS”) No. 34, Capitalization of Interest Cost, which requires the Company to capitalize interest on assets that require a period of time to prepare them for their intended use.  The Company is capitalizing interest, as part of the asset’s cost, on its aircraft pre-delivery payments and on costs associated with its system implementation project.  For the years ended December 31, 2008 and 2007, the Company recorded gross interest expense of $36,451 and $11,783, respectively, of which $1,790 and $2,930 was capitalized, respectively.  The Company did not capitalize interest in the year ended December 31, 2006.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash and have initial maturities of three months or less.

Restricted cash consists of certificates of deposits and other similar instruments with various maturity dates, all less than one year, and are used as collateral for standby letter of credit facilities that the Company maintains for various vendors.  As of December 31, 2008 and 2007, the Company had restricted cash of $5,417 and $5,327, respectively.

Financial Instruments

  Fair values of receivables and accounts payable approximate their carrying amounts due to the short period of time to maturity.

          The Company invests excess cash balances into overnight Eurodollar deposits and collateralized repurchase agreements with banks at the end of each business day. The deposits and agreements represent an unconditional obligation of the banks to repay principal and repurchase securities on the next business day. The overnight investment balance was $1,695 and $21,602 at December 31, 2008 and 2007, respectively, and is included in cash and cash equivalents on the Company’s consolidated balance sheets.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are off-balance sheet, the majority of obligations to which they relate are reflected as liabilities in the consolidated balance sheet. Outstanding letters of credit totaled $3,024 and $2,742 at December 31, 2008 and 2007, respectively.

In February 2005, the Company completed a private placement of $121,000 principal amount of the Company’s 3.25% senior convertible notes due February 15, 2025 (the “Notes”).  The fair value of the Notes on December 31, 2008 was $80,465, based on quoted market prices.  The Notes are normally classified as noncurrent liabilities, except as of the end of a period preceding the period when the Notes’ conversion option applies, in which case the entire balance would be classified as a current liability.  As of December 31, 2008, the Company had an additional $534,857 of long-term notes payable, which had a fair value of $483,506.  For further discussion, see Note 10.

Concentration of Credit Risk

The Company’s accounts receivable is uncollateralized.  Because 71% of the Company's 2008 revenues were derived from Delta, 76%, or approximately $24,000, of the Company’s accounts receivable balance represents amounts due from Delta at December 31, 2008.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (continued)

Spare Parts and Supplies

Spare parts and supplies consist of expendable parts and maintenance supplies related to flight equipment, which are carried at cost using the first-in, first-out (FIFO) method. Spare parts and supplies are recorded as inventory when purchased and charged to expense as used.  Fleet retirement reserve for spare parts expected to be on hand at the date the aircraft are retired from service is provided over the remaining estimated useful life of the related aircraft equipment. In addition, an allowance for spare parts currently identified as obsolete or excess is provided.  These allowances are based on management estimates and are subject to change.

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

Estimated useful lives and residual values for the Company’s property and equipment are as follows:

	Depreciable Life		Residual Value
Owned Aircraft
Regional jets	25 years		10%
Turboprops	15-25 years		8 - 10%
Aircraft rotables
Regional jets	25 years	(1)	10 - 40%
Turboprops	15-25 years		8 - 10%
Ground and shop equipment	10 years		0%
Office equipment	10 years		0%
Software and computer equipment	3-7 years		0%
Leasehold improvements	2-18 years		0%
Vehicles	5 years		0%
             _____________________

(1)	Depreciation is determined by allocating the cost, net of estimated residual value, over the shorter of the asset’s useful life or the remaining lease terms of related aircraft, as applicable.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (continued)

Long-Lived and Intangible Assets

The Company evaluates whether there has been an impairment of its long-lived and intangible assets when indicators of impairment exist.  Impairment exists when the carrying amount of a long-lived or intangible asset is not recoverable (undiscounted cash flows are less than the asset’s carrying value) and exceeds its fair value. If it is determined that an impairment has occurred, the carrying value of the long-lived asset is reduced to its fair value.  When considering whether or not impairment of long-lived assets exists, the Company groups similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compares the undiscounted cash flows for the entire group of assets to the carrying value of the same group of assets.  Asset groupings are typically done at the fleet or contract level.  Because impairment indicators existed during the second quarter of 2008 related to long-lived assets supporting the Company’s pro-rate operations, the results of the Company’s impairment analysis indicated no asset impairment.  Additionally, the Company concluded that there were no indicators of long-lived or intangible asset impairment at December 31, 2008.

The Company’s most significant intangible asset is its contractual rights, which were acquired from Northwest.  Among other things, the contractual rights granted Pinnacle the right to operate an additional ten CRJs during the remaining term of the CRJ-200 ASA.  In consideration of these contractual rights, the Company paid $15,115 to Northwest.  The acquired contractual rights are being amortized as an adjustment to revenue on a straight-line basis over the remaining term of the CRJ-200 ASA.

The following is a summary of the Company’s intangible assets:
	Gross Carrying Amount	Accumulated Amortization December 31, 2008	Carrying Value as of December 31, 2008	Amortization Expense Recognized during 2008	Estimated Annual Amortization Expense for 2009 - 2013
Contractual rights	$15,115	$(4,288)	$10,827	$1,203	$1,203
Code-share and EAS agreements	3,900	(748)	3,152	390	390
Airport slots	750	(144)	606	75	75
Total	$19,765	$(5,180)	$14,585	$1,668	$1,668

Investments

The Company invests excess cash balances primarily in short-term money market instruments, short-term marketable debt securities and highly liquid equity securities.  The Company also holds auction rate securities (“ARS”), which prior to events that developed during the first quarter of 2008 that impaired the investments’ liquidity, met the Company’s stated investment policy.  Investments in marketable securities are classified as available-for-sale and presented at their estimated fair values based on quoted market prices for those securities, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  In instances when quoted market prices are unavailable, such as for our ARS at December 31, 2008, the Company estimates fair values in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is discussed below. For further discussion, see Note 7 and Note 9.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (continued)

Fair Value

       On January 1, 2008, the Company adopted SFAS 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.  There is a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities. Accordingly, this standard did not apply to the Company’s goodwill and intangible assets during 2008.  The Company adopted the remaining provisions of SFAS 157 on January 1, 2009.  Although the adoption of SFAS 157 did not materially affect its financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements. For further discussion, see Note 7.

Goodwill

      The Company’s financial statements include amounts recorded in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Goodwill represents the excess of the purchase price over the fair value of acquired net assets.  Goodwill in the amount of $22,449 was recorded in connection with Northwest’s acquisition of the Company in 1997.  Similarly, goodwill in the amount of $9,785 was recorded in connection with the 2007 acquisition of Colgan, all of which became impaired during 2008.

      Goodwill is reviewed at least annually for impairment by comparing the fair value of each of the Company’s reporting units with its carrying value.  The Company’s reporting units are Pinnacle and Colgan.  Fair value is determined using a discounted cash flow methodology and a market approach and includes management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures.  The Company performs its impairment test of each reporting unit’s goodwill on an annual basis at October 1 and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  For additional information, see Note 6.

Employee Health-Care Related Benefits and Accruals

The Company is self-insured for the majority of group health insurance costs, subject to specific retention levels.  Liabilities associated with the risks that are retained by the Company are not discounted.  The Company records a liability for health insurance claims based on its estimate of claims that have been incurred but are not yet reported to the Company by its plan administrator.  These estimates are largely based on historical claims experience and severity factors. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.  Additionally, the Company offers its pilots limited post-retirement health care benefits, which are accrued over the service periods in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.  For further discussion, see Note 17.

Derivative Instruments

The Company accounts for derivative financial instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability with the offset to accumulated other comprehensive income/loss (“OCI”), net of taxes and hedge ineffectiveness.  These gains or losses are recognized in the Company’s consolidated statements of operations as interest expense or income over the life of the underlying permanent aircraft financing.  To the extent that the Company is overhedged and the change in the fair value of the hedge does not perfectly offset the change in cash flows resulting from a change in interest rates, the ineffective portion is immediately recognized as interest expense or income in the Company’s consolidated statements of operations.  The ineffective portion of the hedge is determined by comparing changes in the actual hedge to changes in a hypothetical perfect hedge.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (continued)

For all cash flow hedges, the Company expects its hedges will be highly effective during their terms in offsetting changes in cash flow attributable to the hedged risk. The Company performs both prospective and retrospective assessment at least quarterly, including assessing the possibility of counterparty default.  To assess effectiveness, the Company performs a regression analysis at the inception of each hedge and performs a similar analysis in each reporting period during the term of the hedge.   The Company’s assessment considers the various risks that could cause ineffectiveness and considers scenarios where the hypothetical derivative does not equal the actual derivative.  If the Company determines that a derivative is no longer expected to be highly effective, the Company will discontinue hedge accounting prospectively and recognize subsequent changes in the fair market value of the hedge in the consolidated statements of operations as interest expense/income rather than deferring the amount in OCI.

At December 31, 2008, the Company had no unsettled cash flow hedges.  For further discussion of the Company’s derivative instruments, see Note 8.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Pinnacle Airlines Corp. and its wholly owned subsidiaries, Pinnacle Airlines, Inc. and Colgan Air, Inc.  All intercompany transactions have been eliminated in consolidation.  The Company’s acquisition of Colgan occurred on January 18, 2007, and as such, information presented for 2006 includes only Pinnacle Airlines Corp. and Pinnacle Airlines, Inc.

Segment Reporting

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, requires disclosures related to components of a company for which separate financial information is available to and evaluated regularly by the company’s chief operating decision maker when deciding how to allocate resources and in assessing performance.  Prior to January 1, 2007, the Company operated in one reportable business segment consisting of regional airline services provided to Northwest.  As of December 31, 2008, the Company had two reportable segments consisting of Pinnacle and Colgan.  For additional information regarding the Company’s reportable segments, see Note 4.

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

Significant Concentration

One supplier manufactures the Company’s CRJ and Q400 series aircraft, which comprises the majority of the Company’s operating fleet. One supplier also manufactures the CRJ engines. These suppliers also provide the Company with parts, repair and other support services for the CRJ aircraft and engines.

Reclassification

Certain prior year amounts, all of which were considered immaterial, have been reclassified to conform to current year classifications.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

3.  Code-share Agreements with Partners

The Company’s operating contracts fall under two categories: capacity purchase agreements and revenue pro-rate agreements.  The following is a summary of the percentage of regional airline services revenue attributable to each contract type and code-share partner for the year ended December 31, 2008.

	Year Ended December 31, 2008
Source of Revenue	Capacity Purchase Agreements	Pro-Rate Agreements	Total
Delta	71%	-	71%
Continental	6%	8%	14%
US Airways	-	8%	8%
United	-	5%	5%
Essential Air Service	-	2%	2%
Total	77%	23%	100%

Capacity Purchase Agreements

The Company’s preferred contractual relationships with major airlines are structured as capacity purchase arrangements.  Under capacity purchase agreements, major airline partners purchase the Company’s flying capacity by paying pre-determined rates for specified flying, regardless of the number of passengers on board or the amount of revenue collected from passengers.  These arrangements typically include incentive payments when the Company meets certain operational performance measures.  Additionally, certain operating costs such as fuel, aircraft rent or ownership costs, aviation insurance premiums, certain ground handling and airport related costs, and property taxes are reimbursed or paid for directly by the partner, which eliminates the Company’s risk associated with a change in the price of these goods or services.  The Company earns additional revenue for costs reimbursed by the partner due to the contractual margin payments added to the reimbursed cost when the Company invoices its partner.  Conversely, while the Company bears no risk for the change in the prices of costs paid directly by the partner, the Company also earns no additional revenue related to the contractual margin added to reimbursed costs.

CRJ-200 ASA

The Company, through its Pinnacle subsidiary, provides regional jet service to Delta under an amended and restated airline services agreement (the “CRJ-200 ASA”) that became effective as of January 1, 2007 and expires in December 2017.  At the end of its term in 2017, the CRJ-200 ASA automatically extends for additional five-year periods unless Delta provides notice to the Company two years prior to the termination date that it does not plan to extend the term.

On September 14, 2005, Northwest filed for protection under Chapter 11 of the United States Bankruptcy Code. Throughout 2006, the Company continued to operate under its 2002 ASA while Northwest continued with its bankruptcy proceedings.  On December 15, 2006, the Company and Northwest agreed to the terms of the current CRJ-200 ASA that became effective as of January 1, 2007, and entered into an Assumption and Claims Resolution Agreement (the “Assumption Agreement”).  In addition, the Company entered into a Stock Purchase Agreement pursuant to which it purchased its Series A Preferred Share (the “Preferred Share”) previously held by Northwest for $20,000 on January 4, 2008. This amount is included in accrued expenses and other current liabilities on the Company’s consolidated balance sheet at December 31, 2007.  The Preferred Share has a stated value and liquidation preference of $100 per share and gave Northwest the right to appoint two directors to the Company’s Board of Directors, as well as certain other rights.  No dividends were payable to the shareholder of the Preferred Share.  After this purchase, Northwest no longer owned any shares of the Company’s stock and is no longer a related party of the Company.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

3.  Code-share Agreements with Partners (continued)

The CRJ-200 ASA provided for the Company to take delivery of 17 additional CRJ-200 aircraft during 2007.  The Company took delivery of 15 CRJ-200 aircraft during the three months ended March 31, 2007, increasing Pinnacle’s fleet to 139 aircraft as of March 31, 2007.  Two additional CRJ-200s were scheduled to be delivered to the Company by the end of 2007.  The retention of these aircraft as permanent additions to the Company’s fleet was contingent upon Pinnacle reaching an agreement with the Air Line Pilots Association (“ALPA”), the union representing Pinnacle’s pilots, for an amended collective bargaining agreement by March 31, 2007.  Pinnacle did not reach agreement with ALPA, and, as a result, Northwest gave the Company notice during April 2007 that it would transition these 15 aircraft to one of its wholly owned subsidiaries.  Further, the Company did not receive the two remaining aircraft originally scheduled to be delivered in 2007.

During the three months ended September 30, 2007, the Company and Northwest agreed to defer the transition of these 15 aircraft, originally scheduled to begin in September 2007, to allow Northwest to more efficiently introduce the aircraft into service at its wholly owned subsidiary.  In exchange, Northwest agreed to pay the Company $1,500 to compensate it for the costs associated with the delay.  The Company recorded this payment as deferred revenue, which was recognized ratably into operating revenue during the transition period, which lasted through the third quarter of 2008.  This transition was completed in August 2008, and Pinnacle operated a fleet of 124 CRJ-200 aircraft under the CRJ-200 ASA as of December 31, 2008.

Under the Assumption Agreement, Northwest and the Company agreed that the Company would receive an allowed unsecured claim of $377,500 against Northwest in its bankruptcy proceedings as settlement of all amounts that Northwest may owe to the Company for pre-petition claims and the economic adjustments provided for in the CRJ-200 ASA.  The claim would have been reduced by up to $42,500 if the Company had reached an agreement with ALPA allowing the 17 additional CRJ-200 aircraft in Pinnacle’s fleet to be committed for up to ten years.  On January 3, 2007, the Company agreed to assign an aggregate of $335,000 of its $377,500 stipulated unsecured claim to several third parties for aggregate proceeds of approximately $282,900, net of expenses.  At March 31, 2007, the Company estimated the fair value of its remaining $42,500 claim to be approximately $31,900, for a total expected value for the entire stipulated unsecured claim of approximately $314,800.

The unsecured claim was intended to compensate the Company for pre-petition account receivables and foregone future earnings under the 2002 ASA, and amounts owed at the time of Northwest’s bankruptcy.  Therefore, the Company is recognizing the $271,900, the fair value of its stipulated unsecured claim in excess of the $42,900 pre-petition receivables, over the 11-year term of the CRJ-200 ASA.  No gain or loss was recognized relating to the sale and assignment of $335,000 of the unsecured claim.  Additionally, as the Preferred Share was only determined to have a nominal fair value, the Company determined its agreement to pay $20,000 to purchase this share should be treated as a payment in respect of entering into the CRJ-200 ASA.  Consequently, the Company reduced the deferred CRJ-200 ASA revenue by $18,858, which represented the present value of this obligation as of January 1, 2007.

Although the Company was entitled to the remaining $42,500 of its unsecured claim against Northwest on March 31, 2007, the Company did not immediately sell it.  On June 29, 2007, the Company sold the claim to Goldman Sachs Credit Partners L.P. (“Goldman Sachs”) for a net purchase price of $27,731.  Under the agreement, Goldman Sachs received 941 shares of new Northwest common stock that the Company had previously received in respect of the assigned portion of the stipulated claim, and received subsequent distributions of Northwest shares made in respect of the assigned portion of the stipulated claim pursuant to Northwest’s plan of reorganization.  During the year ended December 31, 2007, the Company recognized a nonoperating loss on the sale of this claim of $4,144, which represents the difference between the $31,875 fair value of the claim as of March 31, 2007 and the sale proceeds of $27,731.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

3.  Code-share Agreements with Partners (continued)

The following table summarizes the amounts previously described, which resulted in the recognition of deferred revenue related to the Company’s CRJ-200 ASA with Delta:

Proceeds received, net of expenses, for $335,000 of total $377,500 claim	$282,900
Fair value, measured at March 31, 2007, of remaining $42,500 of claim	31,900
Less: Amounts applied to pre-petition receivables	(42,900)
Fair value of unsecured claims in excess of amount applied to pre-petition receivables	271,900
Less: Present value of $20,000 liability for preferred share, measured at January 1, 2007	(18,858)
Amount recognized as deferred revenue	$253,042

The following table includes the non-cash revenue components of the Company’s CRJ-200 ASA with Delta:

	Beginning Balance at January 1, 2007	Additions During 2007	Amount Recognized in 2007	Amount Recognized in 2008	Ending Balance at December 31, 2008
Deferred revenue from sale of unsecured claim(1)	$-	$253,042	$(22,330)	$(23,071)	$207,641
Aircraft delivery fees	-	1,404	(122)	(128)	1,154
Deferred aircraft return fee	-	1,500	(600)	(900)	-
Contractual rights asset	(13,233)	-	1,203	1,203	(10,827)
Total	$(13,233)	$255,946	$(21,849)	$(22,896)	$197,968

(1)	Amount is net of offset for pre-petition receivables of approximately $42,900 and amounts payable to Northwest for the Preferred Share of $20,000.

The Company expects to recognize non-cash CRJ-200 ASA-related revenue of $21,996 per year in the years 2009 – 2017.

Under the CRJ-200 ASA, the Company receives the following payments from Delta:

Reimbursement payments:  The Company receives monthly reimbursements for all expenses associated with its operations under the CRJ-200 ASA and relating to: basic aircraft and engine rentals; aviation liability, war risk and hull insurance; third-party deicing services; CRJ-200 third-party engine and airframe maintenance; hub and maintenance facility rentals; passenger security costs; ground handling in cities where Delta has ground handling operations; Detroit landing fees and property taxes.

The Company has no direct financial risk associated with cost fluctuations for these items because the Company is reimbursed by Delta for the actual expenses incurred.  The CRJ-200 ASA provides that Delta will supply jet fuel to Pinnacle at no charge beginning January 1, 2007, although Pinnacle is still required to meet certain fuel usage targets.  As a result, fuel attributable to CRJ-200 ASA operations is provided directly by Delta and is no longer recorded in the Company’s consolidated statements of operations.  Prior to 2007, the Company purchased fuel from Northwest and fuel expense was reimbursed by Northwest.  The Company subleases its CRJ-200 aircraft from Delta and Delta reimburses CRJ-200 aircraft rental expense in full.  Also effective January 1, 2007, Pinnacle’s aircraft lease rates were reduced to rates that approximated market conditions at that time.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

3.  Code-share Agreements with Partners (continued)

Payments based on pre-set rates:  Under the CRJ-200 ASA, the Company is entitled to receive semi-monthly payments for each block hour and departure it completes and a monthly fixed cost payment based on the size of its fleet.  These payments are designed to cover all of the Company’s expenses incurred with respect to the CRJ-200 ASA that are not covered by the reimbursement payments.  The substantial majority of these expenses relate to labor costs, ground handling costs in cities where Delta does not have ground handling operations, landing fees in cities other than Detroit, overhead and depreciation.  These rates will be in effect (subject to indexed annual inflation adjustments) until 2013.  Beginning in 2013, the rates will be reset through good faith negotiations every fifth year.  If the Company and Delta are unable to reach an agreement on the revised rates, the rates will be reset through arbitration.

Margin payments:  The Company receives a monthly margin payment based on the revenues described above calculated to achieve a target operating margin.  The target operating margin for the year ended December 31, 2006 was 10%.  Under the CRJ-200 ASA, effective January 1, 2007, Pinnacle’s target operating margin under the CRJ-200 ASA was reduced to 8%.  The portion of any margin payments attributable to reimbursement payments will always be equal to the targeted operating margin for the relevant period.  However, since the margin pre-set rate payments are not based on the actual expenses incurred, if the Company’s actual expenses differ from these payments, its actual operating margin could differ from its target operating margin.

Beginning in 2008, Delta no longer guarantees Pinnacle’s minimum operating margin, although Pinnacle will be subject to an 8% margin ceiling.  If the actual operating margin associated with CRJ-200 ASA operations for any year beginning with 2008 exceeds the 8% target operating margin but is less than 13%, the Company will make a year-end adjustment payment to Delta in an amount equal to half of the excess above 8%.  If the actual operating margin associated with CRJ-200 ASA operations for any year beginning with 2008 exceeds 13%, the Company will pay Delta all of the excess above 13% and half of the excess between 8% and 13%.  The CRJ-200 ASA contains a provision requiring the Company to allocate its overhead costs after adding 24 regional aircraft with other partners, thereby providing for a rate reduction to Delta.

Disputes: The Company is currently engaged in discussions with Delta involving the interpretation of various components of the CRJ-200 ASA.  If the parties are unable to reach a mutually agreeable resolution related to these matters, the parties may elect to resolve the issues through arbitration.  The potential outcome of these disputed matters ranges from an annual increase in the payments received from Delta of approximately $2,800 to a decrease in payments received from Delta of as much as $4,800.  Adverse determinations in these matters could result in a loss to the Company of up to $11,900 for disputed amounts accruing through December 31, 2008.

Related party:  Prior to the January 4, 2008 repurchase of its Series A Preferred Share, Northwest was a related party of the Company.  During the years ended December 31, 2007 and 2006, operating revenues of $590,648 and $822,041, respectively, included transactions with Northwest.  Operating expenses of $199,552 and $404,093 for the years ended December 31, 2007 and 2006, respectively, included transactions with Northwest.  As of December 31, 2007, net amounts due to and from Northwest were $1,864 and $20,370, respectively.

Delta Connection Agreement

On April 27, 2007, the Company entered into a ten-year capacity purchase agreement with Delta to operate 16 CRJ-900 aircraft, each for ten years, as a Delta Connection Carrier (the “Delta Connection Agreement”, or “DCA”).  Delta also has the option to add an additional seven CRJ-900 aircraft under the DCA.  Scheduled service began on December 1, 2007.  As of December 31, 2008, Pinnacle had taken delivery of 14 of the 16 CRJ-900 aircraft, with 11 operating.  Pinnacle operated 14 of the 16 CRJ-900 aircraft under the DCA as of February 15, 2009.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

3.  Code-share Agreements with Partners (continued)

On July 17, 2008, the Company and Delta amended the DCA whereby the parties agreed to delay the in-service dates for CRJ-900 aircraft from January through May 2009. Pinnacle accepted delivery of five of these aircraft during the third and fourth quarters of 2008, with the remaining two set to deliver in the second quarter of 2009. As of February 2, 2009, all five of these aircraft were in service and supporting DCA operations. The Company and the aircraft manufacturer have agreed to defer delivery of the two remaining CRJ-900 aircraft to Pinnacle to dates commensurate with the new in-service dates under the DCA.

       On October 1, 2008, the Company entered into an agreement with Delta to operate on a short-term basis seven additional CRJ-900 aircraft that were formerly operated by another Delta Connection carrier (the “Temporary Aircraft”). The Company is temporarily operating these seven CRJ-900 aircraft until the Company’s seven remaining permanent aircraft enter service under the DCA.  Pinnacle pays a nominal amount of rent to Delta for these aircraft and Pinnacle does not receive any reimbursement or margin payments related to this aircraft rent.  Other than aircraft ownership costs, Pinnacle receives regular compensation under the DCA related to the operation of these seven Temporary Aircraft.  As of December 31, 2008, Pinnacle was operating all seven of these Temporary Aircraft. The Temporary Aircraft will be returned to Delta during the first and second quarters of 2009 as Pinnacle places the remaining CRJ-900 aircraft into service.

Continental Airlines

On February 5, 2007, the Company entered into a capacity purchase agreement (the “Continental CPA”), expiring in December 2017, with Continental under which Colgan operates Q400 regional aircraft predominantly out of Continental’s hub at Newark/Liberty International Airport.  As of December 31, 2008 Colgan operated 15 Q400 aircraft, most of which were delivered and placed in service in the first half of 2008, with the final two aircraft delivering in July of 2008.  The term of the agreement is ten years, ending December 2017.

On January 13, 2009, the Company amended the Continental CPA to operate an additional 15 Q400 aircraft. The terms of the Continental CPA were extended until August 31, 2020. The aircraft will be placed into service for Continental beginning in September 2010. The aircraft have scheduled delivery dates from August 2010 through April 2011.

Revenue Pro-Rate Agreements

The contractual relationships the Company acquired through its purchase of Colgan in January 2007 included revenue pro-rate code-share agreements, which allow Colgan to market its operations under its partners’ brands.  Under these agreements, Colgan generally manages its own inventory of unsold capacity and sets fare levels in the local markets that it serves.  Colgan retains all of the revenue for passengers flying within its local markets that do not connect to its partners’ flights.  For connecting passengers, the passenger fare is pro-rated between Colgan and its major airline partner, generally based on the distance traveled by the passenger on each segment of the passenger’s trip.  Under these agreements, Colgan bears the risk associated with fares, passenger demand, and competition within its markets.  Colgan incurs all of the costs associated with operating these flights, including those costs typically reimbursed or paid directly by the major airline under a capacity purchase agreement. In some instances, Colgan has the ability to earn incentive-based revenue should it achieve specified performance metrics.

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

3.  Code-share Agreements with Partners (continued)

Continental Airlines

As of December 31, 2008, the Company, through its Colgan subsidiary, operated 14 Saab 340 aircraft based in Houston, Texas under a pro-rate agreement with Continental (the “Continental Agreement”).  Colgan entered into the Continental Agreement in January 2005 for a term of five years.  In addition to receiving pro-rated passenger revenue as described above under “Revenue Pro-Rate Agreements,” the Company receives an incentive payment for each passenger connecting onto or from a Continental flight in Houston.  These incentive payments adjust every January 1 and July 1 for anticipated changes in the cost of fuel and changes in certain station-related costs over the subsequent six-month period.

US Airways

As of December 31, 2008, the Company, through its Colgan subsidiary, operated ten Saab 340 aircraft and two Beech 1900D aircraft under a pro-rate agreement with US Airways (the “US Airways Agreement”).  As of February 15, 2009, the Company had ceased operations with the two Beech 1900.  In 1999, Colgan entered into the US Airways Agreement to provide passenger service and cargo service under the name “US Airways Express.” The current US Airways Agreement became effective on October 1, 2005 under terms similar to the 1999 agreement and has a three-year term.  The term of the agreement automatically extends in six-month increments beyond the September 30, 2008 termination date unless terminated by either party upon 120 days notice.  The Company expects to enter into a revised agreement with US Airways on substantially similar terms in the near future.

United Air Lines

In October 2003, Colgan entered into a code-share agreement with United to include the United flight designator code on all United flights operated by Colgan.  In October 2005, Colgan entered into a separate code-share agreement with United to provide services as a United Express carrier (the “United Agreement”).  The United Agreement was amended and restated effective November 1, 2008 by the parties.  Colgan currently operates ten Saab 340 aircraft under the name “United Express.” The United Agreement expires on November 1, 2011 and is structured as a pro-rate agreement for which the Company receives all of the fares associated with local passengers and an allocated portion of the connecting passengers’ fares.  In addition, United pays the Company a set passenger connect incentive fee for certain of the markets that Colgan operates under the United Express Agreement.  The passenger connect incentive may only be adjusted during the three-year term by mutual consent of the parties.  The Company does have the right, however, to cease serving these markets to the extent that its operations are not profitable.  The Company pays all of the costs of operating the flights, including sales and distribution costs.  Colgan jointly coordinates with United all scheduling, inventory and pricing for each local market it serves.

Essential Air Service

In addition to the code-share agreements described above, the Company, through its Colgan subsidiary’s pro-rate networks, operates under agreements with the DOT to provide subsidized air service to 11 communities as part of the Essential Air Service program.  Colgan operates in three of these markets under its US Airways Agreement, seven markets under its United Agreement, and one market under its Continental Agreement.  During 2008, Colgan filed notice with the DOT to vacate service in most of these communities, and subsequently re-filed to serve these communities for higher subsidies to offset rising fuel and other operating costs. The DOT subsequently re-awarded service in 11 of these markets at a higher subsidy and, in some instances, a reduced number of weekly round trips.  With the completion of these changes in its EAS operations during the fourth quarter of 2008, Colgan operated in 11 markets under the EAS program as of December 31, 2008, as compared to 15 markets as of December 31, 2007.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

4.  Segment Reporting

During the year ended December 31, 2007, the Company’s two reportable segments included Pinnacle Airlines, Inc. combined with Pinnacle Airlines Corp. (the “Pinnacle Segment”) and Colgan Air, Inc. (the “Colgan Segment”). Effective January 1, 2008, the Company revised its reportable segments to reflect a change in the information used by the chief operating decision maker, and its two operating segments now consist of the Company’s two subsidiaries, Pinnacle Airlines, Inc. (“Pinnacle”) and Colgan Air, Inc. (“Colgan”).  Corporate overhead costs incurred by Pinnacle Airlines Corp. are allocated to the operating costs of each subsidiary.  Prior year presentation has been conformed to the current year presentation.

The following represents the Company’s segment data for the years ended December 31, 2008 and 2007.  Prior to the acquisition of Colgan, the Company consisted of one reportable segment.  Therefore, segment data for the year ended December 31, 2006 is not presented.

	Year Ended December 31, 2008
	Pinnacle Segment	Colgan Segment	Other/Eliminations	Consolidated

Operating revenues	$613,197	$251,696	$(108)	$864,785
Depreciation and amortization	(13,346)	(13,172)	-	(26,518)
Impairment of goodwill and aircraft lease return costs	-	(13,548)	-	(13,548)
Operating income (loss)	53,520	(7,913)	-	45,607

Deferred tax asset (liability)	63,143	(5,156)	1,355	59,342
Identifiable intangible assets, net of amortization	10,827	3,758	-	14,585
Goodwill	18,422	-	-	18,422
Total assets	581,769	388,430	162,923	1,133,122
Capital expenditures (including non-cash)	251,337	245,086	2,799	499,222

	Year Ended December 31, 2007
	Pinnacle Segment	Colgan Segment	Other/Eliminations	Consolidated

Operating revenues	$595,053	$192,405	$(84)	$787,374
Depreciation and amortization	(4,609)	(4,656)	-	(9,265)
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	1,194	-	(146)	1,048
Operating income (loss)	57,464	(5,053)	-	52,411

Deferred tax asset (liability)	87,672	(2,325)	6,794	92,141
Identifiable intangible assets, other than goodwill	12,030	5,041	-	17,071
Goodwill	18,422	9,784	-	28,206
Total assets	544,746	144,183	19,659	708,588
Capital expenditures (including non-cash)	116,792	58,153	-	174,945

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

5.  Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with SFAS 128, Earnings Per Share.  The following table sets forth the computation of basic and diluted earnings per share:
	Years Ended December 31,
	2008	2007	2006

Net (loss) income	$(4,907)	$34,637	$77,799
Basic (loss) earnings per share	$(0.27)	$1.66	$3.55
Diluted (loss) earnings per share	$(0.27)	$1.50	$3.54

Share computation:
Weighted average number of shares out-standing for basic EPS (1)	17,865	20,897	21,945
Senior convertible notes (2)	-	2,017	-
Share-based compensation (3)	-	202	29
Weighted average number of shares out-standing for diluted EPS	17,865	23,116	21,974

1.
During 2007, the Board of Directors of the Company authorized a share repurchase program, whereby the Company repurchased an aggregate of 4,450 shares of its own common stock, of which the weighted average number of shares repurchased during the current period are excluded from basic EPS.  The Company accounted for the repurchase of this treasury stock using the cost method.

2.	Dilution is calculated as follows:

Increase in fully diluted share count = $121,000 - $121,000 $13.22(a) Average stock price during the year (b)
(b)	Conversion price of the Notes
(c)	Average stock price for the years ended Decemeber 31, 2008, 2007 and 2006 were $6.59, $16.96 and $7.53, respectively
3.
Options to purchase 917, 201, and 935 shares of common stock were excluded from the diluted EPS calculation at December 31, 2008, 2007 and 2006, respectively, because their effect would be anti-dilutive.

6. Impairment of Goodwill and Aircraft Lease Return Costs

Impairment of Goodwill

In accordance with SFAS 142, the Company performs an impairment test of goodwill on an annual basis at October 1 and, if certain events or circumstances indicate that it is more likely than not that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

6. Impairment of Goodwill and Aircraft Lease Return Costs (continued)

Because impairment indicators existed for Colgan during the second quarter of 2008, the Company performed impairment testing on Colgan’s goodwill at June 30, 2008.  Factors deemed by the Company to be collectively an indicator that a goodwill impairment test was required for Colgan included record high fuel prices, continued operating losses, the uncertainty of the U.S. economy, and the planned removal of several Saab aircraft from Colgan’s pro-rate operating fleet during the third and fourth quarters of 2008.

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

Cash flow estimates were based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The Company’s estimates of fair value represent its best estimate based on industry trends and reference to market rates and transactions.  Other assumptions include determining the appropriate discount rate, which represents the Company’s weighted average cost of capital.

Step one of the impairment analysis indicated the fair value of Colgan was less than its carrying value.  Consequently, to confirm the existence of and to measure the amount of any impairment, the Company was required to perform step two of the SFAS 142 goodwill impairment testing methodology.  In step two of the impairment analysis, the Company determined the implied fair value of Colgan’s goodwill by estimating the current fair value of all of its assets and liabilities, including any recognized and unrecognized intangible assets.  As a result of the step two testing, the Company determined that goodwill was fully impaired, and therefore recorded a $10,557 impairment charge during the second quarter of 2008 to eliminate the carrying value of Colgan’s goodwill and certain other intangible assets. This impairment charge is classified within “impairment of goodwill and aircraft lease return costs” in the Company’s consolidated statement of operations for the year ended December 31, 2008.

The Company completed its analysis of its Pinnacle reporting unit’s goodwill at October 1, 2008 and concluded that goodwill was not impaired.  Additionally, at December 31, 2008, because the Company’s book value exceeded its market capitalization, the Company performed an interim impairment test of Pinnacle’s goodwill.  The interim impairment analysis also resulted in no impairment charge.

Aircraft Lease Return Costs

For the year ended 2008, Colgan eliminated nine markets from its pro-rate operations.  This action resulted in the retirement of six additional Saab 340 aircraft from service in addition to the previously announced retirement of Colgan’s fleet of five Beech 1900 aircraft.  The return of leased aircraft requires certain maintenance costs necessary to restore the aircraft to a condition suitable for return to the lessor.  During the year ended December 31, 2008, the Company recorded charges of $2,991 related to these lease returns.  The Company’s accrued lease return costs as of December 31, 2008 are included in “accrued expenses and other current liabilities” on the Company’s consolidated balance sheet.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

7. Fair Value Measurements

As previously discussed, the Company adopted SFAS 157 on January 1, 2008.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  A description of the three-tier fair value hierarchy is as follows:

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

As of December 31, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, none of which were classified as Level 1. As previously discussed, there is a one-year deferral of the adoption of the SFAS 157 as it relates to non-financial assets and liabilities. Accordingly, this standard did not apply to the Company’s goodwill and intangible assets during 2008.  The Company adopted the remaining provisions of SFAS 157 on January 1, 2009.  The table below presents the Company’s assets and liabilities measured at fair value as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Level 1	Level 2	Level 3	Balance at December 31, 2008
Assets
Investments in ARS	$-	$-	$116,900	$116,900

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

7. Fair Value Measurements (continued)

The following table presents the Company’s assets and liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3):

Asset
Auction Rate Securities
Balance at January 1, 2008	$-
Transfers to Level 3	136,100
Total unrealized gains/(losses)
Included in nonoperating expense	(16,800)
Included in other comprehensive income (“OCI”)	-
Redemptions (1)	(2,400)
Balance at December 31, 2008	$116,900

(1) Partial redemption of securities at par by the issuer

Auction Rate Securities

       Investments in auction rate securities are classified as available-for-sale and presented at their estimated fair values.  However, due to events in credit markets that predominantly began during the first quarter of 2008, the auctions related to the Company’s ARS holdings have failed since the first quarter of 2008 (see Note 9 for further discussion).  Therefore, the fair values of these ARS are estimated utilizing a discounted cash flow analysis model.  This analysis considers, among other items, the collateralization underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and an estimate of when the security is expected to have a successful auction or be called by the issuer.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Accordingly, since the Company’s initial adoption of SFAS 157 at January 1, 2008, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy.

8.  Derivatives

The Company is exposed to interest rate risk from the time of entering into purchase commitments until the delivery of aircraft, at which time the Company receives permanent, fixed-rate financing for each aircraft.  To mitigate the financial risk associated with changes in long-term interest rates, the Company during July 2007 initiated a cash flow hedging program.  The program includes forward-starting interest rate swaps intended to hedge the expected interest payments associated with anticipated future issuances of long-term debt.  The Company had no unsettled swaps as of December 31, 2008.

The term of each cash flow hedge matched the term of the expected financing.  The related agreements for these hedge positions required mandatory cash settlement at the settlement date, which was intended to coincide with the delivery of the related aircraft and the receipt of permanent, fixed rate financing. Once permanent financing was secured, the remaining hedge-related balance, which is included in other comprehensive income, is being amortized into interest expense over the life of the aircraft financing.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

8.  Derivatives (continued)

The following table presents pre-tax gains (losses) on derivative instruments within the consolidated statements of operations:

	Years Ended December 31,
	2008	2007	2006
Interest rate swaps ineffectiveness included in interest expense	$(504)	$(51)	$-
Interest rate swap losses included in interest expense from other comprehensive income	(2,268)	-	-

       The following table presents the fair values of the Company’s remaining derivative instruments, and the amounts from settled interest rates swaps recorded in other comprehensive income, net of tax and amortization, within the consolidated balance sheets.

	Years Ended December 31,
	2008		2007
Fair value of active swaps – recorded in accrued expenses	$-		$(16,777)
Net realized and unrealized (losses) gains from interest rate swaps, net of tax and amortization, recorded in other comprehensive income	$(17,752)	(1)	$(10,761)

(1)
Included in the above total net realized losses from interest rate swaps as of December 31, 2008, are approximately $3,287 in net unrealized losses that are expected to be amortized into earnings during 2009.

9. Investments

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

At December 31, 2008, the Company’s investment portfolio included ARS with fair values of $116,900, net of recognized losses of $16,800.  As of December 31, 2007, the fair value of the Company’s investment portfolio was $186,850, which equaled the Company’s historical cost basis.  The majority of ARS are issued by U.S. states and political subdivisions of the states and typically have contractual maturities of more then ten years.  Due to their current illiquid state and management’s intent to hold the investments until their fair values recover, the Company classified investments in ARS as noncurrent assets on the Company’s consolidated balance sheet at December 31, 2008.  All income generated from these securities is earned from interest and dividends.

Prior to the events described below that dramatically changed the nature of ARS investments, ARS were notes structured to provide for an interest rate reset through a “Dutch auction” process in periods spanning from 7 to 35 days.  The underlying bonds have long-term maturities, but because of the auction process have heretofore been viewed as relatively liquid, short-term investments.  The auction process resets the interest rate on the securities to current market rates, and provides a vehicle for investors to buy or sell the securities in what has historically been a very liquid market.  Most of the Company’s ARS remain rated AAA/Aaa by Standard & Poors, Moody’s, or Fitch ratings services, and are collateralized by student loan receivables that are guaranteed under the government’s Federal Family Education Loan Program.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

9. Investments (continued)

Because of the unprecedented events in the ARS market that primarily emerged during the first quarter of 2008, coupled with overall current market conditions, the Company cannot predict when liquidity in the ARS market will return.  Although the Company believes its securities continue to represent good investments due to the credit ratings and collateral value of the investments, for a variety of reasons, including  future payment obligations on the Company’s debt, fuel price volatility, uncertainty within the airline industry, liquidity demands related to the Company’s operational and financing commitments and the state of U.S. economy in general, the Company may choose to sell some of its ARS portfolio before liquidity in the ARS market returns and before their values recover.  As a result, the Company has determined that the decline in value of its ARS portfolio is other-than-temporary, and may not recover before the investment is sold.  Therefore, the Company, on a specific identification basis, recorded a total impairment charge of $16,800 during the year ended December 31, 2008 to reflect the decline in the fair value of these securities.  This charge is included in nonoperating expense in the Company’s consolidated statement of operations for the year ended December 31, 2008.

The Company classifies investments in ARS as noncurrent assets on the Company’s consolidated balance sheet as of December 31, 2008. These investments were classified as current assets as of December 31, 2007.  All income generated from these securities was from earned interest and dividends.  The Company will continue to evaluate the value of its ARS portfolio, and may record future additional losses through earnings if the Company determines that the fair value of its ARS portfolio has declined further.

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

10.  Borrowings

The following table summarizes the Company’s borrowings:

	As of December 31, 2008	As of December 31, 2007

Line of credit	$8,275	$8,375

Pre-delivery payment facilities	4,075	63,603
Other	-	2,500
Total short-term notes payable	$4,075	$66,103

Senior convertible notes	$121,000	$121,000
Credit facility	90,000	-
Long-term notes payable	534,857	79,222
Total long-term debt	745,857	200,222
Less current maturities	(44,116)	(7,410)
Long-term debt, net of current maturities	$701,741	$192,812

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

10.  Borrowings (continued)

The aggregate amounts of principal maturities of debt as of December 31, 2008 were as follows:

2009	$44,116
2010	229,773
2011	31,077
2012	31,916
2013	32,049
Thereafter	376,926
Total	$745,857

Credit Facility

In March 2008, the Company entered into a revolving term loan (the “Credit Facility”) with Citigroup Global Markets, Inc. (“Citigroup”).  The Credit Facility provided for advances up to $60,000 and is collateralized by the Company’s $133,700 par value of ARS. The Company amended the Credit Facility in June 2008, with the primary purpose of increasing the eligible amount for borrowing from $60,000 to $80,000, and again in November 2008 to provide for additional borrowings of $10,000.  The agreement allowed up to $80,000 of the proceeds to be used to support the Company’s aircraft purchases and for general working capital purposes.  The remaining $10,000 was restricted for use to retire other outstanding debt, which the Company used to repurchase $12,000 par value of the Notes in January 2009 and to repay a portion of its pre-delivery deposit financing facility debt as aircraft delivered in December.  The Credit Facility is pre-payable at any time prior to maturity in January 2010.  The first $80,000 of the Credit Facility carries an interest rate indexed to LIBOR, which was 2.4% as of December 31, 2008.  The additional $10,000 carries an interest rate that is indexed to the Federal Funds Rate and was 2.7% at December 31, 2008.  As of December 31, 2008, the balance outstanding was $90,000. The Credit Facility includes both covenant and margin requirements, including a loan-to-par value ratio, a loan-to-fair value ratio, and a net worth test.  Additionally, the Credit Facility includes a cross-default provision related other indebtedness of the Company in excess of $5,000.  As of December 31, 2008, the Company was in compliance with these covenants.

Line of Credit

The Company maintains a revolving line of credit with an institutional lender for a principal amount not to exceed $8,500 or 75% of the net unpaid balance of Colgan’s eligible accounts receivable.  On April 15, 2008, the Company extended the termination date of this facility to April 15, 2009.  This instrument has an interest rate of Prime plus 0.25%, which was 3.50% as of December 31, 2008.  Amounts outstanding under the line of credit were $8,275 and $8,375 at December 31, 2008 and 2007, respectively. During the first quarter of 2009, the Company repaid $3,861, which reduced the remaining outstanding line of credit to approximately $4,414.

Pre-delivery Payment Financing Facilities

In 2007, the Company executed pre-delivery payment financing facilities with Export Development Canada (“EDC”) for up to $80,000 in short-term borrowings.  The outstanding balance was $4,075 and $64,419 at December 31, 2008 and 2007, respectively.  Borrowings under the pre-delivery payment facilities bear interest at the 3-month LIBOR rate plus 1.65%, which was 3.1% as of December 31, 2008, and are collateralized by the pre-delivery payments to the aircraft manufacturer.  On February 27, 2009, the Company repaid the remaining balance of $4,075 under the pre-delivery payment facility.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

10.  Borrowings (continued)

As previously discussed, on January 13, 2009, the Company amended its Continental CPA to operate an additional 15 Q400 aircraft.  The aircraft have scheduled delivery dates from August 2010 through April 2011.  Immediately thereafter, the Company executed a new pre-delivery payment financing facility with EDC for up to $35,600 on substantially similar terms to the facilities discussed above.  As of March 1, 2009, amounts outstanding under this facility were $4,910.

Senior Convertible Notes

In February 2005, the Company completed the private placement of $121,000 principal amount of 3.25% senior convertible notes due February 15, 2025 (the "Notes").  If certain conditions are met, the Notes are convertible into a combination of cash and common stock equivalent to the value of 75.6475 shares of the Company’s common stock per $1 par amount of Notes, or a conversion price of $13.22 per share.   The Notes were not convertible in 2008.  As of December 31, 2008 the fair value of the Company’s senior convertible notes was $80,465.

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

●
During a quarter (and only during such quarter) if the closing price of the Company’s common stock exceeds 120% of the conversion price of the Notes ($15.86 per share or the “trigger price”) for at least 20 of the last 30 trading days of the preceding quarter;

●	During a five-day period after the Notes have traded for a five-day period at a price that is less than 98% of the equivalent value that could be realized upon conversion of the Notes;

●	If the Company calls the Notes for redemption;

●
If a change of control or other specified corporate transactions or distributions to holders of the Company’s common stock occurs (and in some instances, the Company may also owe an additional premium upon a change in control); and

●	During the ten trading days prior to the maturity date of February 15, 2025.

The conditions described above were met during the first and second quarters of 2007, thereby causing the Notes to become convertible at the option of each Note holder during the second and third quarters of 2007.  The excess of the Company's average common stock price for the period over the conversion price of $13.22 increases the weighted average number of shares outstanding for diluted earnings per share.  See Note 5 for additional information regarding the dilutive effect of the Notes’ conversion rights.  No Notes were tendered for conversion during the periods in which they were convertible.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

10.  Borrowings (continued)

Prior to February 15, 2010, the Company cannot redeem the Notes at its option.  Beginning on February 15, 2010, the Company may redeem the Notes for cash, in whole or in part at any time or from time to time.  The Company will give not less than 30 days’ or more than 60 days’ notice of redemption by mail to holders of the Notes.  If the Company elects to redeem the Notes, it will pay a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to the redemption date.  Holders of the Notes may require the Company to purchase all or a portion of their Notes for cash on each of February 15, 2010, February 15, 2015 and February 15, 2020 at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date.

Long-Term Notes Payable

Long-term notes payable for owned aircraft consisted of the following at December 31, 2008:

Principal	Interest rates	Maturities Through
$ 63,674	3.5% - 4.5%	2023
15,268	4.6% - 5.6%	2023
195,382	5.7% - 6.0%	2023
190,011	6.1% - 6.4%	2023
57,816	6.5% - 7.0%	2022
7,259	7.1% - 8.0%	2017
5,447	8.1% - 8.6%	2014
$ 534,857

The fair value of the Company’s long-term notes payable was $483,506 at December 31, 2008, assuming that the debt is financed by the same lenders.

Included in long-term notes payable are borrowings from EDC for owned aircraft.  The borrowings are collateralized by the Company’s fleet of CRJ-900 and Q400 aircraft, which had a net book value of approximately $560,000 at December 31, 2008.   Amounts outstanding were $512,575 and $60,270 at December 31, 2008 and 2007, respectively.

The Company’s borrowing agreements with EDC include cross-default provisions related to the borrowing for each financed aircraft with the EDC and a cross-default provision related to other indebtedness of the Company in excess of $5,000.  As of December 31, 2008, the Company was in compliance with these covenants.

Subsequent Event.  In January 2009, the Company repurchased $12,000 of the Notes for $8,870 plus accrued and unpaid interest. This amount is reflected in the 2009 column in the above maturities table.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

10.  Borrowings (continued)

New Accounting Standard.  On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"), which dramatically changes the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented.  The Company adopted FSP APB 14-1 effective January 1, 2009.  The adoption of FSP APB 14-1 will affect the accounting for the Notes and will result in increased interest expense of approximately $11,000 in 2009 and $700 in 2010, assuming the Notes will be settled in February 2010.  The retrospective application of FSP APB 14-1 to years 2005 through 2008 will result in increased annual interest expense of approximately $6,000 in 2005, gradually increasing to approximately $10,400 in 2008.

11.  Leases

Capital Leases

The Company leases certain aircraft equipment, buildings and office equipment under noncancelable capital leases that expire on various dates through 2013.  Under these capital leases, an obligation is shown on the Company’s consolidated balance sheets for the present value of the future minimum payments.  Amortization of the assets recorded under the capital leases is included in the consolidated statement of operations as depreciation and amortization expense.  At December 31, 2008, the weighted average interest rate implied in these leases was approximately 9.1%, and the net book value of the assets associated with the capital leases was $4,064.

The following table summarizes approximate minimum future rental payments for the Company, by year and in the aggregate, together with the present value of net minimum lease payments as of December 31, 2008:

2009	$1,307
2010	1,310
2011	777
2012	703
2013	116
Thereafter	-
Total future rental payments	4,213
Amount representing interest	(587)
Present value of future lease payment	3,626
Less: current maturities	(1,025)
Capital leases, net of current maturities	$2,601

Operating Leases

The Company subleases its CRJ-200 aircraft and related engines from Delta under operating leases that expire December 31, 2017.  The lease agreements contain certain requirements of the Company regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon its return to Delta.  Pursuant to the CRJ-200 ASA, Delta reimburses Pinnacle’s aircraft rental expense in full.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

11.  Leases (continued)

The Company currently leases one Beech 1900 aircraft.  The aircraft is subject to 60-month lease ending in 2010, but allows the Company the option without penalty to early terminate this lease.  As of February 15, 2009, the Company had ceased pro-rate operations with the last remaining leased Beech 1900 aircraft.

The Company also leases 11 of its 36 Saab 340 aircraft under operating leases.  Six of the lease agreements allow the Company to terminate the agreements at various points from 2009 through 2011.  These aircraft lease agreements generally provide that the Company pay taxes, maintenance, insurance and other operating expenses applicable to the leased assets.  The leases require the aircraft to be in a specified maintenance condition at lease termination or upon return of the aircraft.

As discussed in Note 3, the Company entered into an agreement with Delta to operate on a short-term basis seven additional CRJ-900 aircraft that were formerly operated by another Delta Connection carrier.  The Company is temporarily operating these seven CRJ-900 aircraft through the second quarter of 2009.   These leased CRJ-900s will be returned on a one-for-one basis to Delta as the Company places into service its own purchased CRJ-900 aircraft during the first and second quarters of 2009.  Pinnacle pays a nominal amount of rent to Delta for these aircraft, which Delta reimburses.  As of February 15, 2009, the Company had returned five aircraft to Delta and expects to return the remaining two aircraft in April 2009.

The Company’s non-aircraft operating leases primarily relate to facilities and office equipment.

The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2008:

	Aircraft(1)	Non-aircraft	Total
2009	$ 115,981	$ 17,735	$ 133,716
2010	113,323	17,448	130,771
2011	113,088	16,800	129,888
2012	113,088	15,280	128,368
2013	113,088	4,488	117,576
Thereafter	452,352	15,164	467,516
Total future rental payments	$ 1,020,920	$ 86,915	$ 1,107,835

(1) The amounts noted above for operating leases include $1,017,792 of obligations for leased CRJ-200 aircraft from Delta.  The Company is reimbursed with margin by Delta in full for CRJ-200 aircraft rental expense under the CRJ-200 ASA.  Should the CRJ-200 ASA with Delta be terminated, these aircraft would be returned to Delta.

The Company’s total rental expense for operating leases for the years ended December 31, 2008, 2007 and 2006, was $156,042, $161,103 and $283,490, respectively.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31:

	2008	2007
Income tax reserves	$16,518	$16,694
Interest(1)	13,017	4,640
Salaries and wages	13,233	11,888
Taxes other than income	10,229	9,600
Ground handling and landing fees	9,821	7,587
Insurance costs	2,729	4,130
Fuel	2,473	2,157
Ticketing costs	1,428	1,345
Current portion of capital leases	1,025	1,118
Maintenance	616	2,731
Derivative liability(2)	-	16,777
Preferred share payable	-	20,000
Other	4,047	3,387
Total	$75,136	$102,054

(1)	This increase is primarily related to the financing of the CRJ-900 and Q400 aircraft, the majority of which were delivered in 2008.
(2)	As of December 31, 2008, the Company had settled all interest rate swaps.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

13. Colgan Acquisition

On January 18, 2007, the Company completed the acquisition of all of the issued and outstanding stock of Colgan.  The consolidated statements of operations reported herein contain Colgan’s operating results since the date of purchase.

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

During 2006, the Company paid $1,000 in escrow payments and $1,030 of transaction costs.  The remaining $8,267 was paid during the three months ended March 31, 2007.  The difference between the purchase price and the fair value of Colgan’s assets acquired and liabilities assumed was recorded as goodwill.  The Company attributed this goodwill to the opportunity to diversify its operations to include turboprop aircraft and to expand its relationships with the three major airlines for which Colgan operates.  For tax purposes, goodwill is deductible over 15 years.

The primary intangible assets acquired by the Company through its acquisition of Colgan include $3,900 for code-share and EAS agreements and $1,650 for landing slots.  These intangible assets were assigned 10-year lives.

As previously discussed in Note 6, Impairment of Goodwill and Aircraft Lease Return Costs, impairment indicators existed for Colgan during the second quarter of 2008.  Consequently, the Company performed impairment testing on Colgan’s goodwill at June 30, 2008 and ultimately recorded a charge during that period to fully impair Colgan’s $9,785 of goodwill.

Colgan’s pro-rate operations are subject to seasonal fluctuations.  Colgan has historically recorded losses during the first and fourth quarters each year, when demand for air travel declines, and recorded income or smaller losses during the second and third quarters each year, when air travel demand is higher.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

13. Colgan Acquisition (continued)

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

14. Share-Based Compensation

The Company accounts for share-based payment compensation under SFAS 123R, Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method.  When calculating the expense related to share-based payment, SFAS 123R requires the Company to estimate expected forfeitures, option expected life, and other elements that affect the amount of expense recognized.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123R.

The Company grants share-based compensation, including grants of stock options and restricted stock, under its 2003 Stock Incentive Plan, for which 3,152 shares were reserved.  The shares may consist, in whole or in part, on unissued shares or treasury shares.  Awards which terminate or lapse without the payment of consideration may be granted again under the plan.  As of December 31, 2008, the Company had 1,432 shares of common stock reserved for issuance under the plan.

    Stock Options

Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

In January 2008, 2007 and 2006, the Company granted 284, 203 and 292 stock options, respectively, to its executive officers, members of its Board of Directors and certain other employees.  The option grants vest ratably over three-year periods and expire ten years from the grant date.  Expense is recognized on a straight-line basis over the vesting period.  Under the provisions of SFAS 123R, the Company recorded pre-tax compensation expense in the amount of $1,443, $816 and $305, respectively, related to stock options during the years ended December 31, 2008, 2007 and 2006.

Pre-tax compensation cost yet to be recognized related to non-vested stock options was $1,859 as of December 31, 2008.  This cost will be recognized over the next 1.7 years. During the years ended December 31, 2008 and 2007, the Company recorded financing cash flows of $20 and $693, respectively, related to excess tax deductions.  The Company had no excess tax benefits related to SFAS 123R during the year ended December 31, 2006. The total intrinsic value of the options exercised for the years ended December 31, 2008 and 2007 was $26 and $1,645, respectively. No options were exercised during the year ended December 31, 2006.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

14. Share-Based Compensation (continued)

The following table provides certain information with respect to the Company’s stock options:

	Shares	Weighted Average Exercise Price	Fair Value	Weighted Average Remaining Life	Aggregate Intrinsic Value

Outstanding at January 1, 2008	884	$12.69	$6,470
Granted	284	14.37	1,924
Exercised	(8)	8.05	(38)
Forfeited	(54)	14.09	(412)
Outstanding at December 31, 2008	1,106	13.09	7,944	6.8 years	$-
Options exercisable at December 31, 2008	624	11.99	$4,762	5.6 years	$-

During the years ended December 31, 2008 and 2007, 160 and 96 options vested, respectively.  These options had fair values of $900 and $340, respectively.  No options vested during the year ended December 31, 2006.

The fair value of each option grant is estimated using the Black-Scholes-Merton multiple-option pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.  The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date.  Under SFAS 123R, the Company does not recognize expense related to forfeited non-vested stock options.  The Company estimates that 4% of stock options will be forfeited or cancelled before becoming fully vested, which is based on historical experience and its expectations of future forfeitures.  An increase in the forfeiture rate will decrease compensation expense while a decrease in the forfeiture rate will increase compensation expense.

The following table presents the assumptions used and fair value of grants in the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006

Expected price volatility	50.0%	53.5%	59.4%
Risk-free interest rate	3.3%	4.6%	4.3%
Expected lives (years)	5.0	5.0	5.0
Dividend yield	0%	0%	0%
Expected forfeiture rate	4%	10%	10%
Exercise price of option grants	$14.37	$16.76	$6.47
Fair value of option grants	$6.76	$8.57	$3.53

The risk-free interest rate is measured on the U.S. Treasury yield curve in effect for the expected term of the option at the time of the grant. Historically, the Company has not paid dividends nor does it plan to pay any dividends in the foreseeable future. The expected term of options granted have a maximum life of ten years. The expected life is the period of time the Company expects the options granted to be outstanding. The market price volatility of options granted is based on the historical volatility since November 25, 2003, the date of the Company’s initial public offering. The forfeiture rate is based on historical information and management’s best estimate of future forfeitures.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

14. Share-Based Compensation (continued)

    Restricted Stock

In January 2008, 2007 and 2006, the Company awarded 109, 76 and 135 shares, respectively, of restricted stock to certain officers and members of the Board of Directors under the Company's 2003 Stock Incentive Plan.  Using the straight-line method, these shares are being expensed ratably over the three-year vesting period.  During the years ended December 31, 2008, 2007 and 2006, the Company recognized $1,159, $643 and $259, respectively, of pre-tax compensation expense related to these grants of restricted stock.  Pre-tax compensation cost yet to be recognized related to these restricted stock grants was $1,515 as of December 31, 2008.  This cost will be recognized over the next 1.7 years.

During the vesting periods, grantees have voting rights, but the shares may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of, alienated or encumbered.  Additionally, granted but unvested shares are forfeited upon a grantee’s separation from service.

The following table provides certain information with respect to the Company’s restricted stock:

	Shares	Fair Value

Nonvested at January 1, 2008	163	$1,827
Granted	109	1,566
Vested	(68)	(700)
Forfeited	(7)	(94)
Nonvested at December 31, 2008	197	$2,599

    2009 Grants

In January 2009, the Company granted 625 stock options and 278 shares of restricted stock to members of its Board of Directors, its officers and other key employees.  These grants will vest ratably over three years.  The Company expects the 2009 expense associated with these grants to be approximately $525.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

15.  Other Expenses

Other expenses consisted of the following for the years ended December 31:

	2008	2007	2006

Employee overnight accommodations	$30,819	$25,876	$15,414
Professional services fees	10,691	9,343	7,486
Property and other taxes	10,382	9,425	9,349
Employee training expense	7,899	8,289	5,570
Communications and information technology related expenses	7,417	4,808	2,802
Recruiting and other personnel expenses	7,195	6,677	4,657
Insurance	5,903	8,786	5,910
Office equipment and related supplies and services	4,905	3,843	2,159
Station-related expenses	3,183	2,675	1,834
Other	4,588	3,811	3,038
Total other expenses	$92,982	$83,533	$58,219

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

16. Income Taxes

The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Lease return costs	$1,145	$-
Accrued interest	1,315	1,321
Stock compensation	1,365	578
Inventory reserves	1,573	1,017
Vacation pay	2,199	1,990
State net operating losses	2,713	1,121
Intangible assets	3,681	-
ARS	6,644	-
Derivatives	11,058	6,465
Deferred revenue	83,768	93,383
Other	1,537	1,838
Total deferred tax assets	116,998	107,713
Valuation allowance	(7,525)	(844)
Net deferred tax assets	$109,473	$106,869

Deferred tax liabilities:
Prepaid expenses	(222)	(203)
Tax over book depreciation	(49,499)	(13,958)
Other	(410)	(567)
Net deferred tax liabilities	(50,131)	(14,728)
Net deferred tax asset	$59,342	$92,141

At December 31, 2008, the Company had state net operating loss carryforwards of $57,197 ($2,713 tax effected), the majority of which will expire between 2022 and 2028.  The Company has recorded a valuation allowance on these state net operating loss carryforwards of $839.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

16. Income Taxes (continued)

The provision for income tax expense (benefit) includes the following components for the years ended December 31:

	2008	2007	2006
Current:
Federal	$(31,192)	$105,656	$27,808
State	541	10,887	3,346
Subtotal	(30,651)	116,543	31,154
Deferred:
Federal	36,365	(90,931)	14,664
State	490	(9,212)	983
Subtotal	36,855	(100,143)	15,647
Total income tax expense	$6,204	$16,400	$46,801

The following is a reconciliation of the provision for income taxes at the applicable federal statutory income tax rate to the reported income tax expense for the years ended December 31:

	2008		2007		2006
	$	%	$	%	$	%
Income tax expense at statutory rate	$454	35.0%	$17,863	35.0%	$43,610	35.0%
State income taxes, net of federal taxes	(430)	(33.1)%	759	1.5%	2,722	2.2%
Tax-exempt interest income	(2,141)	(165.1)%	(3,638)	(7.1)%	(777)	(0.6)%
Fines and penalties	64	4.9%	56	0.1%	(7)	0.0%
Meals and entertainment disallowance	754	58.1%	997	1.9%	153	0.1%
Accrual to return adjustments	454	35.0%	-	-	1,388	1.1%
Revaluation of state deferred taxes due to apportionment changes	640	49.4%	-	-	-	-
Valuation allowance	6,409	494.1%	363	0.7%	(288)	(0.2)%
Income tax expense	$6,204	478.3%	$16,400	32.1%	$46,801	37.6%

Income taxes paid (net of refunds received) during the years ended December 31, 2008, 2007 and 2006 were approximately $2,808, and $114,013 and $32,504, respectively.

As discussed in Note 3, the Company assigned its Northwest bankruptcy claim during the first quarter of 2007.  A majority of the proceeds received were invested in short-term investments earning tax-exempt interest income.  As a result, the Company’s taxable income excluded these earnings, thereby lowering the Company’s effective tax rate for the year ended December 31, 2008.  Valuation allowances relating to state net operating losses, hedging transactions and the Company’s investment in certain auction rate securities resulted in an increase to the Company’s effective tax rate.  The disallowance of 50% of meals and entertainment expenses and adjustments to the current period tax provision to reflect certain accrual to return adjustments for prior periods also served to increase the Company’s effective tax rate.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

16. Income Taxes (continued)

During the year ended December 31, 2008, the Company recorded a valuation allowance of $6,409 against certain deferred tax assets.  The valuation allowance relates primarily to state net operating losses generated in the current and prior year, amounts recorded through other comprehensive income related primarily to impairment charges related to the Company’s investment in certain auction-rate securities and hedging transactions.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation and appropriate character of future taxable income during the periods and in the jurisdictions in which those temporary differences become deductible.  Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefit of these assets.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which became effective for and was adopted by the Company beginning January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $500 increase in its liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  As of December 31, 2008 and 2007, the Company had $16,518 and $16,694 of unrecognized tax benefits, respectively.  The following table reconciles the Company’s beginning and ending unrecognized tax benefits balances:

	2008	2007
Unrecognized tax benefits balance at January 1	$16,694	$16,692
Increases/(decreases) for prior period positions	-	76
Increases/(decreases) for current period positions	-	-
Settlements	(176)	(74)
Lapses of statutes	-	-
Unrecognized tax benefits balance at December 31	$16,518	$16,694

The Company provides for interest and penalties accrued related to unrecognized tax benefits in nonoperating expenses.   As of December 31, 2008, the Company filed several local jurisdiction tax returns relating to prior years.  The previously reserved amount for these prior positions was $176 and such amount was remitted with the return filings.  Additionally, the Company recorded interest and penalties of $1,233 during the year.   As of December 31, 2008 and December 31, 2007, the Company had $3,692 and $2,495 of accrued interest and penalties, respectively.

The amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $16,170 as of December 31, 2008 and $16,346 as of December 31, 2007.  The tax years 2005-2007 remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company is currently in appeals with the Internal Revenue Service (“IRS”) for the tax years 2003 through 2005.  In May 2007, the IRS proposed certain adjustments to the Company’s positions related to various exam matters.  Later in 2007, the Company submitted a protest to the IRS with respect to these adjustments.  In April 2008, an opening appeals conference was held and resolution negotiations are still ongoing as of December 31, 2008.  Should the IRS prevail on these adjustments, the impact on the Company could be significant.  The Company believes the potential tax exposure related to the items the IRS has focused on during its examinations would not exceed $35,000 plus penalties of $9,747.  The Company has reserved $16,518 of this exposure plus accrued interest of $3,623.  The Company believes that it has provided sufficiently for all audit exposures; however, future earnings, cash flow and liquidity could be materially affected should these positions not be settled favorably in the appeals process.  Settlement of this audit or the expiration of this statute of limitations on the assessment of income taxes for any tax year may also result in a change in future tax provisions.  As of December 31, 2008, the Company is still in resolution negotiations with the IRS and cannot predict the ultimate outcome; however, management believes that any settlement reached will not exceed our reserves.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

17. Employee Benefit Plans

    401(k) Plans

The Company maintains two defined contribution 401(k) plans covering substantially all of its employees.  Each year, participants may contribute a portion of their pre-tax annual compensation, subject to Internal Revenue Code limitations.  The Company made matching contributions of approximately $2,865, $2,743 and $2,474 for the years ended December 31, 2008, 2007 and 2006.  The Company’s 401(k) plans also contain profit sharing provisions allowing the Company to make discretionary contributions for the benefit of all plan participants.  For the years ended December 31, 2008, 2007, and 2006, the Company made no discretionary contributions to its 401(k) plans.

    Retired Pilots’ Insurance Benefit Plan

The Company’s Pinnacle subsidiary provides its pilots with health and dental insurance benefits from their retirement age of 60 until they are eligible for Medicare coverage at age 65.  The plan’s benefit obligation was $1,210 and $1,091 at December 31, 2008 and 2007, respectively, and the plan had no assets at either date.  The rate used to discount future estimated liabilities was 6.25% and 6.0% in 2008 and 2007, respectively.  Net periodic benefit cost was $145, $329 and $1,586 for the years ended December 31, 2008, 2007 and 2006, respectively.  The Company’s estimated future net benefit payments will be immaterial to the Company’s financial results and cash flows.

18.  Commitments and Contingencies

Employees.  The Company operates under several collective bargaining agreements with groups of its employees.  The following table reflects the Company’s collective bargaining agreements and their respective amendable dates:

Employee Group	Employees Represented	Representing Union	Contract Amendable Date
Pinnacle’s pilots	1,251	Air Line Pilots Association	April 30, 2005
Colgan’s pilots	451	Air Line Pilots Association	Pending (1)
Pinnacle’s flight attendants	792	United Steel Workers of America	February 1, 2011
Colgan’s flight attendants	298	United Steel Workers of America	April 30, 2014 (2)
Pinnacle’s ground operations agents	1,180	United Steel Workers of America	March 19, 2010
Pinnacle’s flight dispatchers	46	Transport Workers Union of America	December 31, 2013

(1) The initial contract negotiations are scheduled to begin during the second quarter 2009.
(2) The Colgan flight attendant agreement with the United Steel Workers of America is amendable on April 30, 2014 with the exception of a wage review only which could occur in
      April 2011.

As of December 31, 2008, approximately 71% of the Company’s workforce were members of unions, including pilots (30%), flight attendants (19%), ground operations agents (21%) and dispatchers (1%).

The collective bargaining agreement between Pinnacle and the Air Line Pilots Association (“ALPA”) became amendable in April 2005. Pinnacle has been actively negotiating with ALPA since that time.  In August 2006, Pinnacle filed for mediation with the National Mediation Board.  Since then, Pinnacle has met with the federal mediator assigned to its case and with ALPA, but Pinnacle has not reached resolution on an amended collective bargaining agreement.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

18.  Commitments and Contingencies (continued)

In December 2008, Colgan’s pilots voted to select ALPA to represent them for purposed of negotiating a collective bargaining agreement with the Company.  The Company does not expect a collective bargaining agreement at Colgan to have a material effect on its future financial results, as Colgan’s pilots are already compensated near industry-standard pay.

Purchase Commitments. The Company has contractual obligations and commitments primarily related to future purchases of aircraft.  The Company’s firm orders and options to purchase aircraft as of December 31, 2008 were as follows:

	Firm	Options	Total
Q400
2010	8	4	12
2011	2	16	18
Total Q400	10	20	30

CRJ-900
2009	2	-	2
Total CRJ-900	2	-	2

Total	12	20	32

As discussed in Note 3, in January 2009, the Company modified its purchase agreement with Bombardier to exercise its right to purchase the remaining ten firm Q400 aircraft and five option Q400 aircraft included in the table above, which will be delivered between August 2010 and April 2011.  In addition, Colgan acquired an additional 15 of Q400 options from the aircraft manufacturer thereby increasing our total Q400 options to 30.  These options, if exercised, provide for the delivery of 15 Q400s in 2011 and the remaining 15 in 2013. These commitments are excluded from the table above.

The Company’s contractual obligations and commitments at March 1, 2009, primarily related to future purchases of aircraft and related equipment, are approximately $52,625 for 2009, $173,097 for 2010, $122,968 for 2011, $4,776 for 2012, and $643 for 2013.

Guarantees and Indemnifications.  In the Company’s aircraft lease agreements with Delta, the Company typically indemnifies the prime lessor, financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct.

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

18.  Commitments and Contingencies (continued)

Litigation Contingencies.  Colgan is a defendant in a lawsuit related to the September 11, 2001 terrorist attacks.  The Company expects that any adverse outcome from this litigation will be covered by insurance, and therefore, will have no material adverse effect on the Company’s financial statements as a whole.

On February 12, 2009, Colgan Flight 3407, operated for Continental under the Company’s Continental CPA, crashed in a neighborhood near the Buffalo Niagara International Airport in Buffalo, New York. All 49 people aboard, including 45 passengers and four members of the flight crew, died in the accident. Additionally, one individual died inside the home destroyed by the aircraft’s impact, increasing the total fatality count to 50 individuals.  One lawsuit related to this accident has been filed against the Company, and additional litigation is anticipated.  The Company carries aviation risk liability insurance and believes that this insurance is sufficient to cover any liability arising from this accident.

Disputes with Codeshare Partners.  The Company is currently engaged in discussions with Northwest involving the interpretation of various components of the CRJ-200 ASA.  If the parties are unable to reach a mutually agreeable resolution related to these matters, the parties may elect to resolve the issues through arbitration.  The potential outcome of these disputed matters ranges from an annual increase in the payments received from Northwest of approximately $2,800 to a decrease in payments received from Northwest of as much as $4,800.  Adverse determinations in these matters could result in a loss to the Company of up to $11,900 for disputed amounts accruing through December 31, 2008.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

19.  Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2008 and 2007 is as follows:

	Three Months Ended During 2008
	March 31	June 30(1)	September 30(2)	December 31(3)

Operating revenue	$204,341	$221,154	$221,792	$217,498
Operating income	6,780	2,471	20,010	16,346
Net income (loss)	2,653	(11,451)	7,717	(3,826)
Basic earnings (loss) per share	$0.15	$(0.64)	$0.43	$(0.21)
Diluted earnings (loss) per share	$0.15	$(0.64)	$0.43	$(0.21)
Operating income as a percentage of operating revenues	3.3%	1.1%	9.0%	7.5%

	Three Months Ended During 2007
	March 31(4)	June 30(5)	September 30	December 31

Operating revenue	$179,550	$200,994	$205,730	$201,100
Operating income	12,825	15,127	15,007	9,452
Net income	9,365	7,662	10,904	6,706
Basic earnings per share	$0.43	$0.35	$0.53	$0.35
Diluted earnings per share	$0.38	$0.32	$0.48	$0.32
Operating income as a percentage of operating revenues	7.1%	7.5%	7.3%	4.7%

(1)
The Company’s operating income and net income for the three months ended June 30, 2008 includes $12,619 related to impairment of goodwill and lease return costs ($8,139 net of related tax) and net income includes $8,675 related to the impairment of the Company’s ARS securities ($8,308 net of related tax).

(2)	The Company’s operating income and net income for the three months ended September 30, 2008 includes $1,069 related to aircraft lease return costs ($674 net of related tax)
(3)
The Company’s net income for the three months ended December 31, 2008 includes $8,125 ($7,782 net of related tax) related to impairment of the Company’s ARS securities and a charge of approximately $2,869 ($1,786 net of related tax) related to the true-up of maintenance expense for the period January 1 through September 30, 2008.

(4)	The Company’s operating income and net income for the three months ended March 31, 2007 includes a benefit of $1,048 ($666 net of related tax) related to changes in estimates of sublease losses.
(5)	The Company’s net income for the three months ended June 30, 2007 includes a $4,144 loss ($2,631 net of related tax) on the sale of the Company’s $42,500 unsecured claim against Northwest.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures.  An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures as of December 31, 2008.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

    Management’s Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2008, which appears on page 103.  Additionally, the financial statements for each of the years covered in this Annual Report on Form 10-K have been audited by an independent registered public accounting firm, Ernst & Young LLP whose report is presented page 58 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.  Except as discussed below, there has been no change in our internal control over financial reporting during the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

During the first quarter of 2008, the Company implemented a new financial system that encompasses financial reporting, the general ledger, inventory control, and other similar and related processes.  The new financial system was implemented to enhance the Company’s business processes.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pinnacle Airlines Corp.

We have audited Pinnacle Airlines Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pinnacle Airlines Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pinnacle Airlines Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Airlines Corp. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Pinnacle Airlines Corp. and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Memphis, Tennessee
March 5, 2009

Item 9B.  Other Information

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.  Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

The information required by Items 10 through 14 is incorporated by reference to the definitive proxy statement for our 2009 annual meeting of stockholders to be filed within 120 days of December 31, 2008.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report

1.	The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm:

i)	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

ii)	Consolidated Balance Sheets as of December 31, 2008 and 2007

iii)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

iv)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

v)	Notes to Consolidated Financial Statements

  2.      Financial Statement Schedule:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	Page 112
Schedule II—Valuation and Qualifying Accounts	Page 113
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

                         Pinnacle Airlines Corp.
                         (Registrant)

	By:	/s/ Philip H. Trenary
	Name:	Philip H. Trenary
March 12, 2009	Title:	President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2009

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
Nicholas R. Tomassetti

Index of Exhibits
Certain portions of the exhibits described below have been omitted. The Company has filed and requested confidential treatment for non-public information with the Securities and Exchange Commission.

The following exhibits are filed as part of this Form 10-K.

Exhibit
Number                 Description
3.1
Second Amended and Restated Certificate of Incorporation of Pinnacle Airlines Corp. (the “Registrant”) (Incorporated by reference to the Registrant’s Registration Statement Form S-1 (Registration No. 333-83359), as amended (the “S-1”) initially filed on February 25, 2002)

3.2	Certificate of Correction Filed to Correct a Certain Error in the Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the S-1)
3.3	Amended and Restated Bylaws, dated January 14, 2003, of the Registrant (Incorporated by reference to the S-1)
4.1	Specimen Stock Certificate (Incorporated by reference to the S-1)
4.2	Rights Agreement between the Registrant and EquiServe Trust Company, N.A., as Rights Agent (Incorporated by reference to the S-1)
4.3
Indenture, 3.25% Senior Convertible Notes due 2025, dated as of February 8, 2005, by and between the Registrant and Deutsche Bank National Trust Company (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

4.4
Registration Rights Agreement made pursuant to the Purchase Agreement dated February 3, 2005, dated as of February 8, 2005, by and among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

10.1#
Loan Agreement dated as of June 16, 2005 between Pinnacle Airlines, Inc, the Registrant, and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.2	Sublease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.2.1	Form of First Amendment to Sublease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.2#	Guaranty Agreement between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)
10.3	Engine Lease Agreement between Pinnacle Airlines, Inc., the Registrant, and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.3.1	Form of First Amendment to Engine Lease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.4#
Revolving Credit Note dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.5#
Security Agreement dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.6#
Negative Pledge Agreement dated as of June 16, 2005 between Pinnacle Airlines, Inc. and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.7#
Negative Pledge Agreement dated as of June 16, 2005 between the Registrant and First Tennessee Bank National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

10.8†	Pinnacle Airlines Corp. 2003 Stock Incentive Plan (Incorporated by reference to the S-1)
10.9	Form of Incentive Stock Option Agreement for options granted under the Pinnacle Airlines Corp. 2003 Stock Incentive Plan (Incorporated by reference to the S-1)
10.10†	Pinnacle Airlines, Inc. Annual Management Bonus Plan (Incorporated by reference to the S-1)
10.11	Amended and Restated Sublease Agreement dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (SBN Facilities) (Incorporated by reference to the S-1)

Exhibit
Number                 Description
10.12	Sublease Agreement dated as of August 1, 2002 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (TYS Facilities) (Incorporated by reference to the S-1)
10.13	Form of Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (DTW Facilities) (Incorporated by reference to the S-1)
10.14	Form of Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MEM Facilities) (Incorporated by reference to the S-1)
10.15	Form of Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MSP Facilities) (Incorporated by reference to the S-1)
10.16	Intentionally omitted
10.17	Intentionally omitted
10.18	Lease Guaranty issued by the Registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.19	Sublease Guaranty issued by the Registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.20	Airline Services Agreement dated as of March 1, 2002 among the Registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.21	Airline Services Agreement dated as of January 14, 2003 among the Registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.21.1
Amendment No. 1 dated as of September 11, 2003 to the Airline Services Agreement dated as of January 14, 2003 among the Registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.21.2
Form of Amendment No. 2 dated as of November 26, 2003 to the Airline Services Agreement dated as of January 14, 2003 among the Registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.22	Form of Amended and Restated Ground Handling Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.23	Form of Amended and Restated Information Technology Services Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.24	Form of Amended and Restated Family Assistance Services Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.25	Form of Amended and Restated Manufacturer Benefits Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.26	Form of Amended and Restated Preferential Hiring Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.27
Purchase Agreement, Senior Convertible Notes due 2025, dated as of February 3, 2005, by and among, the Registrant., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

10.28†
Second Amended and Restated Management Compensation Agreement between Pinnacle Airlines, Inc. and Philip H. Trenary (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 16, 2008)

10.29†
Amended and Restated Management Compensation Agreement between Pinnacle Airlines, Inc. and Peter D. Hunt (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 16, 2008)

10.30†
Amended and Restated Management Compensation Agreement between Pinnacle Airlines, Inc. and Douglas W. Shockey (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 16, 2008)

10.31†	Form of Indemnity Agreement between the Registrant and its directors and officers (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 1, 2006)
10.32
Assignment of Claim Agreement between Pinnacle Airlines, Inc. and Goldman Sachs Credit Partners, L.P., dated as of October 5, 2006 (Incorporated by reference to the Registrant’s Form 10-K filed on March 8, 2007)

Exhibit
Number                 Description
10.40
Assumption and Claim Resolution Agreement between Pinnacle Airlines, Inc., the Registrant, and Northwest Airlines, Inc., dated as of December 20, 2006 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 3, 2007)

10.41
Amended and Restated Airline Services Agreement by and among Pinnacle Airlines, Inc., the Registrant, and Northwest Airlines, Inc., dated December 15, 2006, effective as of January 1, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 8, 2007)

10.42
Amendment No. 1 dated as of November 21, 2007 to the Amended and Restated Airline Services Agreement by and among Pinnacle Airlines, Inc., the Registrant, and Northwest Airlines, Inc., dated December 15, 2006

10.43
CF34-3B1 Engine Hourly Rate Program Repair and Services Agreement between Northwest Airlines, Inc. and Standard Aero Ltd., dated as of September 1, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 17, 2008)

10.50
Stock Purchase Agreement, dated as of January 18, 2007, by and among Colgan Air, Inc. and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2007)

10.60
Capacity Purchase Agreement between Continental Airlines, Inc., the Registrant, and Colgan Air, Inc., dated as of February 2, 2007 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 2, 2007)

10.61
Purchase Agreement between Bombardier Inc. and the Registrant, relating to the purchase of twenty-five (25) Bombardier Q400 series aircraft, dated as of February 17, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 17, 2008)

10.62
Form of Loan Agreement, between the Registrant and Export Development Canada, for the financing of Q400 and CRJ-900 aircraft (Incorporated by reference to the Registrant’s Form 10-K filed on March 17, 2008)

10.65
Delta Connection Agreement among Delta Air Lines, Inc., the Registrant, and Pinnacle Airlines, Inc., dated as of April 27, 2007 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 2, 2007)

10.66
Purchase Agreement between Bombardier Inc. and Pinnacle Airlines, Inc, relating to the purchase of sixteen (16) Bombardier CRJ-900 series aircraft, dated as of April 26, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 17, 2008)

10.70	Credit Facility Agreement between Citigroup Global Markets, Inc. and the Registrant, dated as of March 11, 2008 (Incorporated by reference to the Registrant’s Form 10-Q filed on May 8, 2008)
10.71
Amendment No. 1, dated as of June 18, 2008, to the Credit Facility Agreement between the Registrant, and Citigroup Global Markets, Inc., dated as of March 11, 2008 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 20, 2008)

10.72
Amendment No. 1, dated as of March 2, 2009, to the Amended and Restated Loan Agreement between the Registrant and Citigroup Global Markets, Inc., dated as of November 5, 2008 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 5, 2009)

10.73*	Third Amendment, dated as of January 13, 2009, to the Capacity Purchase Agreement between Continental Airlines, Inc., the Registrant, and Colgan Air, Inc., dated as of February 2, 2007
10.74*	Loan Agreement, dated as of January 30, 2009, between Colgan Air, Inc. and Export Development Canada
10.75*	Change Order No. 16, dated as of January 13, 2009, and Change Order No. 18, dated as of February 6, 2009, to the Purchase Agreement between Bombardier, Inc. and the Registrant, relating to the purchase of Bombardier Q400 series aircraft, dated as of February 17, 2007
10.76*	United Express Agreement, dated as of November 1, 2008, between United Air Lines, Inc. and Colgan Air, Inc.
10.99.1#	Form of Promissory Note issued by Pinnacle Airlines, Inc. to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.2#	Form of Guaranty of Promissory Note issued by Registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.3#	Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.4#
First Amendment dated as of February 5, 2003 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.5#
Second Amendment dated as of November 28, 2003 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

10.99.6#
Third Amendment dated as of December 13, 2004 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 16, 2004)

Exhibit
Number                 Description
10.99.7#
Fourth Amendment dated as of February 8, 2005 to Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2005)

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
#                             Cancelled agreement referenced in this Form 10-K

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pinnacle Airlines Corp.

We have audited the consolidated financial statements of Pinnacle Airlines Corp. as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated March 5, 2009 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Memphis, Tennessee
March 5, 2009

Schedule II
Pinnacle Airlines Corp.
Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at	Charged to		Charged			Balance at
	Beginning	Costs and		to Other			End of
Description	of Period	Expenses		Accounts	Deductions		Period

Year Ended December 31, 2008
Allowance deducted from asset accounts:
Allowance for doubtful accounts	$131	$134		-	$(130)		$135
Allowance for obsolete inventory parts	2,536	1,677		-	-		4,213

Year Ended December 31, 2007
Allowance deducted from asset accounts:
Allowance for doubtful accounts	7,860	131		-	(7,860)	(2)	131
Allowance for obsolete inventory parts	1,517	1,019		-	-		2,536

Year Ended December 31, 2006
Allowance deducted from asset accounts:
Allowance for doubtful accounts	51,523	(43,663)	(1)	-	-		7,860
Allowance for obsolete inventory parts	1,084	433		-	-		1,517

(1) On January 3, 2007, the Company agreed to assign an aggregate of $335,000 of its $377,500 stipulated unsecured claim against Northwest that was agreed to in the Assumption Agreement to several third parties for aggregate proceeds of approximately $283,000, net of expenses. As a result, the Company lowered its reserve against its pre-petition receivables from 95% to 15.5%.

(2) Bankruptcy related amounts settled as part of the unsecured claim the Company received from Northwest.

Pinnacle Airlines Corp.
Ratio of Earnings to Fixed Charges - Unaudited
(in thousands, except ratios)

	Years Ended December 31,
	2008	2007	2006	2005	2004
Earnings:
Income from operations before taxes (1)	$1,297	$51,037	$124,600	$41,411	$63,125
Additions:
Interest expense, net of capitalized interest	34,661	8,853	5,578	4,772	4,907
Portion of rent expense representative of interest factor(2)	69,031	79,968	127,046	134,442	107,118
Earnings as adjusted	$104,989	$139,858	$257,224	$180,625	$175,150

Fixed charges:
Interest expense, net of capitalized interest	$34,661	$8,853	$5,578	$4,772	$4,907
Capitalized interest	1,790	2,930	-	-	-
Portion of rent expense representative of interest factor(2)	69,031	79,968	127,046	134,442	107,118
	$105,482	$91,751	$132,624	$139,214	$112,025

Ratio of earnings to fixed charges	1.00	1.52	1.94	1.30	1.56

(1)
The decrease in income from operations before taxes for the year ended December 31, 2007 from the year ended December 31, 2006 is primarily attributed to the change in the terms of the CRJ-200 ASA with Northwest and is also attributed to the addition of Colgan.  Income from operations before taxes for the year ended December 31, 2006 includes a $43,571 benefit for the changes in estimates and sale of the bankruptcy claims related to the bankruptcy filings of Northwest and Mesaba and the year ended December 31, 2005 includes a gain of $18,000 related to the repurchase of the Northwest note payable in February 2005 and a $59,599 charge for provisions related to the bankruptcy filings of Northwest and Mesaba.

(2)
Aircraft rental expense decreased due to the terms of the CRJ-200 ASA with Delta. Effective January 1, 2007, our monthly lease rates were reduced to rates that approximated market conditions at that time.  The decrease in rent is slightly offset by rent expense attributable to Colgan.