Form 10-Q
period 2009-03-31
PINNACLE AIRLINES CORP
filed 2009-05-07
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☒

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

As of May 1, 2009, 18,342,334 shares of common stock were outstanding.

Part 1.  Financial Information

Item 1.  Financial Statements

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
		(Restated)
Operating revenues
Regional airline services	$205,924	$201,159
Other	1,937	3,182
Total operating revenues	207,861	204,341
Operating expenses
Salaries, wages and benefits	56,840	53,443
Aircraft rentals	30,492	33,521
Ground handling services	26,501	27,389
Aircraft maintenance, materials and repairs	24,689	21,874
Other rentals and landing fees	18,403	15,444
Aircraft fuel	4,517	11,873
Commissions and passenger related expense	4,827	6,825
Depreciation and amortization	8,581	4,371
Other	15,629	22,816
Aircraft lease return costs	447	-
Total operating expenses	190,926	197,556
Operating income	16,935	6,785

Operating income as a percentage of operating revenues	8.1%	3.3%

Nonoperating (expense) income
Interest income	906	2,314
Interest expense	(9,793)	(7,196)
Miscellaneous income (expense)	401	(174)
Total nonoperating expense	(8,486)	(5,056)
Income before income taxes	8,449	1,729
Income tax benefit (expense)	10,394	(493)
Net income	$18,843	$1,236

Basic and diluted earnings per share	$1.05	$0.07

Shares used in computing basic earnings per share	17,970	17,859
Shares used in computing diluted earnings per share	17,970	17,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2009	December 31, 2008
Assets	(Unaudited)	(Restated)
Current assets
Cash and cash equivalents	$57,623	$69,469
Restricted cash	8,588	5,417
Receivables, net	29,090	31,619
Spare parts and supplies, net	18,022	17,106
Prepaid expenses and other assets	9,118	8,160
Assets held for sale	2,784	2,786
Deferred income taxes, net of allowance	10,959	13,908
Income taxes receivable	39,882	31,117
Total current assets	176,066	179,582
Property and equipment
Flight equipment	702,401	721,499
Aircraft pre-delivery payments	15,271	5,721
Other property and equipment	46,636	46,218
Less accumulated depreciation	(61,012)	(53,507)
Net property and equipment	703,296	719,931

Investments	114,682	116,900
Deferred income taxes, net of allowance	28,592	40,847
Other assets	332,227	33,724
Debt issuance costs, net	3,485	3,711
Goodwill	18,422	18,422
Intangible assets, net	14,168	14,585
Total assets	$1,390,938	$1,127,702

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$31,746	$32,116
Bank line of credit	4,940	8,275
Credit facility	90,000	-
Senior convertible notes	100,054	10,754
Pre-delivery payment facility	-	4,075
Accounts payable	27,099	30,431
Deferred revenue	24,218	23,851
Accrued expenses and other current liabilities	54,358	74,669
Total current liabilities	332,415	184,171

Senior convertible notes	-	97,683
Noncurrent pre-delivery payment facility	4,910	-
Long-term debt, less current maturities	481,613	502,741
Credit facility	-	90,000
Deferred revenue, net of current portion	188,582	192,191
Other liabilities	306,717	5,182
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,792,426 and 22,514,782 shares issued, respectively	228	225
Treasury stock, at cost, 4,450,092 shares	(68,152)	(68,152)
Additional paid-in capital	120,295	119,610
Accumulated other comprehensive loss	(15,736)	(17,172)
Retained earnings	40,066	21,223
Total stockholders’ equity	76,701	55,734
Total liabilities and stockholders’ equity	$1,390,938	$1,127,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities		(Restated)
Net income	$18,843	$1,236
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,136	4,934
Loss on ineffective portion of derivative	1,424	-
Interest accretion, net	1,935	2,310
Gain on debt extinguishment	(1,861)	-
Excess of insurance proceeds over cost basis of aircraft	(842)	-
Deferred income taxes	14,398	20,126
Recognition of deferred revenue	(5,800)	(6,280)
Other	1,568	1,535
Changes in operating assets and liabilities:
Restricted cash	(3,171)	295
Receivables	2,529	(2,059)
Prepaid expenses and other assets	(4,503)	(1,491)
Insurance proceeds	2,912	1,606
Hedge related payments	-	(23,878)
Spare parts and supplies	(1,284)	(2,479)
Income taxes receivable	(8,765)	(21,366)
Accounts payable and accrued expenses	(4,743)	7,150
Change in unrecognized tax benefits and related interest	(18,889)	87
Increase in deferred revenue	2,558	1,033
Cash provided by (used in) operating activities	6,445	(17,241)
Investing activities
Purchases of property and equipment	(1,294)	(8,250)
Insurance proceeds related to property and equipment	3,576	-
Proceeds from sales of property and equipment	-	137
Purchases of auction rate securities	-	(82,200)
Proceeds from auction rate securities redemptions and sales	2,700	132,950
Cash provided by investing activities	4,982	42,637
Financing activities
Proceeds from debt	526	71,810
Payments on debt and pre-delivery payment facility	(23,272)	(25,996)
Purchase of Series A Preferred Share	-	(20,000)
Other financing activities	(527)	(1,111)
Cash (used in) provided by financing activities	(23,273)	24,703
Net (decrease) increase in cash and cash equivalents	(11,846)	50,099
Cash and cash equivalents at beginning of period	69,469	26,785
Cash and cash equivalents at end of period	$57,623	$76,884
Noncash investing and financing activities
Property and equipment acquired through the issuance of debt	$4,910	$156,313
Debt retired with insurance proceeds	15,424	-
Unrealized loss on auction rate securities	-	9,955
Mark-to-market adjustment on derivative instruments	-	351
Other noncash investing and financing activities	-	2,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INDEX

1. Description of Business	7. Earnings Per Share
2. Liquidity Discussion	8. Share-Based Compensation
3. Code-share Agreements with Partners	9. Income Taxes
4. Borrowings	10. Investments
5. Derivatives	11. Commitments and Contingencies
6. Comprehensive Income (Loss)	12. Segment Reporting

1.  Description of Business and Basis of Presentation

Pinnacle Airlines Corp. and its wholly owned subsidiaries, Pinnacle Airlines, Inc. and Colgan Air, Inc., are collectively referred to in this report as the “Company,” except as otherwise noted.  The Company’s subsidiaries will be referred to as “Pinnacle” for Pinnacle Airlines, Inc. and “Colgan” for Colgan Air, Inc.

Pinnacle operates an all-regional jet fleet providing regional airline capacity to Delta Air Lines, Inc. (“Delta”) at its hub airports in Atlanta, Detroit, Memphis, and Minneapolis/St. Paul.  At March 31, 2009, Pinnacle operated 124 Canadair Regional Jet (“CRJ”)-200 aircraft under Delta brands with approximately 666 daily departures to 109 cities in 32 states, the District of Columbia and three Canadian provinces.  Pinnacle also operated a fleet of 16 CRJ-900 aircraft as a Delta Connection carrier with approximately 86 daily departures to 39 cities in 19 states, the District of Columbia, Belize, Mexico and the U.S. Virgin Islands.

Colgan operates an all-turboprop fleet under a regional airline capacity purchase agreement with Continental Airlines, Inc. (“Continental”), and also under revenue pro-rate agreements with Continental, United Air Lines, Inc. (“United”) and US Airways Group, Inc. (“US Airways”).  Colgan’s operations, which include 14 Q400 and 34 Saab aircraft, are focused primarily in the northeastern United States and in Texas.  As of March 31, 2009, Colgan offered within its pro-rate operations 214 daily departures to 40 destinations in ten states and the District of Columbia. Colgan operated 13 Saab 340 aircraft as Continental Connection from Continental’s hub airport in Houston, ten Saab 340 aircraft as United Express at Washington/Dulles, and 11 Saab 340 aircraft as US Airways Express, with hub locations at New York/LaGuardia and Boston, under revenue pro-rate agreements. Colgan operated 14 Q400 aircraft under a capacity purchase agreement with Continental, providing 82 daily departures to 20 cities in 13 states, the District of Columbia and two Canadian provinces at the Continental global hub at Newark/Liberty International Airport.

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's financial position, the results of its operations and its cash flows for the periods indicated.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

All amounts contained in the notes to the condensed consolidated financial statements are presented in thousands, with the exception of years, per share amounts and number of aircraft.  Certain reclassifications have been made to conform prior year financial information to the current period presentation.  In addition, certain prior period amounts have been restated to conform with the provisions of the newly adopted Financial Accounting Standards Board Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (the "FSP").  See Note 4 for further discussion of the FSP.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

2.  Liquidity Discussion

As discussed in greater detail in Note 4, the Company has outstanding $109,000 of its 3.25% senior convertible notes (“the Notes) with a final maturity date in February 2025.  However, the holders of the outstanding Notes may contractually tender them to the Company on February 15, 2010 (the “Put Date”) for a cash payment equal to the $109,000 par amount.  The Company may purchase additional Notes during 2009 if market conditions and the Company’s resources allow.  The Company does not currently believe that it will have sufficient cash resources to fully repay this obligation in February 2010 without raising additional capital.

The Company owns $131,000 par amount of auction rate securities (“ARS”).  Due to unprecedented events in the credit markets during 2008, these investments became illiquid and suffered a decline in fair value.  In reaction to the failure of the ARS market, the bank that structured and sold the Company the portfolio of ARS provided a $90,000 short-term credit facility (the “Credit Facility”), which currently expires in January 2010 and is collateralized by the Company’s ARS portfolio.  The Company is in discussions with this bank to obtain additional capital.  Such discussions include potential resolution of the situation by selling its ARS portfolio to the bank in exchange for a release of potential legal liability related to the failure of the ARS market, or an increase in the amount of funds available under the Credit Facility.

In addition to obtaining additional capital from the bank that structured and sold the ARS portfolio, the Company is in negotiations with a lender to execute a term loan secured by its spare parts and rotable aircraft parts.  This aircraft parts term loan and the potential to obtain additional capital associated with the ARS portfolio will assist the Company in its efforts to increase its cash balances prior to the Put Date for the Notes, although no assurance can be given that the Company will successfully complete either capital raising initiative.  For additional information regarding the Company’s liquidity, please refer to Management’s Discussion and Analysis included in Item 2 of this Form 10-Q.

3.  Code-Share Agreements with Partners

The Company’s operating contracts fall under two categories: capacity purchase agreements and revenue pro-rate agreements.  The following is a summary of the percentage of regional airline services revenue attributable to each contract type and code-share partner for the three months ended March 31, 2009.

	Three Months Ended March 31, 2009
	Percentage of Regional Airline Services Revenue
Source of Revenue	Capacity Purchase Agreements	Pro-Rate Agreements	Total
Delta	75%	-	75%
Continental	9%	7%	16%
US Airways	-	3%	3%
United	-	4%	4%
Essential Air Service	-	2%	2%
Total	84%	16%	100%

Recent Developments

In January 2009, the Company amended its capacity purchase agreement with Continental to operate an additional 15 Q400 aircraft. These additional aircraft will be placed into service for Continental beginning in September 2010. The aircraft have scheduled delivery dates from August 2010 through April 2011.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

4.  Borrowings

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

Beginning on February 15, 2010, the Company may redeem the Notes for cash, in whole or in part at any time or from time to time.  The Company will give not less than 30 days’ or more than 60 days’ notice of redemption by mail to holders of the Notes.  If the Company elects to redeem the Notes, it will pay a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to the redemption date. The holders of the Notes may require the Company to purchase all or a portion of their Notes for cash on February 15, 2010, February 15, 2015 and February 15, 2020 at a purchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any.  As a result, the entire obligation is shown as a current liability in the Company’s condensed consolidated balance sheet as of March 31, 2009.

New Accounting Standard

In May 2008, the FASB affirmed Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (the "FSP"), which became effective for and was adopted by the Company beginning January 1, 2009.  The FSP changes the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of the value of the convertible instrument upon its issuance into the component that represented debt and the component that represented the imbedded equity option.  The value of the imbedded equity option is reclassified to additional paid in capital.  The resulting discount on the par amount of the debt is recognized as interest expense in the Company’s consolidated statement of operations over the expected term of the debt.

The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The cumulative effect of the changes in accounting principle on periods prior to those presented is recognized as of the beginning of the first period presented with an offsetting adjustment made to the opening balance of retained earnings for that period.  As a result, the Company recorded a $12,565 reduction to the January 1, 2008 balance of retained earnings to apply the provisions of the FSP from the February 15, 2005 issuance date of the Notes.

The Company estimated the fair value of the Notes, as of the date of issuance.  The difference between the fair value and the principal amounts of the Notes was $44,046.  This amount was retrospectively applied to the Company’s financial statements from the issuance date, and was retrospectively recorded as a debt discount and as an increase to additional paid-in capital, net of tax.  The discount is being amortized over the expected five-year life of the Notes resulting in an increase to interest expense in historical and future periods.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

4.  Borrowings (continued)

The following reconciles the Company’s consolidated statement of operations for the three months ended March 31, 2008 and its condensed consolidated balance sheet as of December 31, 2008, as originally reported to the restated statements contained in these financial statements.

	Three Months Ended March 31, 2008
	As Reported	Adjustments	Restated
Operating income	$6,785	$-	$6,785

Nonoperating (expense) income
Interest income	2,314	-	2,314
Interest expense	(4,847)	(2,349)	(7,196)
Miscellaneous expense	(174)	-	(174)
Total nonoperating expense	(2,707)	(2,349)	(5,056)
Income before income taxes	4,078	(2,349)	1,729
Income tax expense	(1,425)	932	(493)
Net income	$2,653	$(1,417)	$1,236

Basic and diluted earnings per share	$0.15	$(0.08)	$0.07

	As of December 31, 2008
	As Reported	Adjustments	Restated
Current deferred tax asset	$14,338	$(430)	$13,908
Total current assets	180,012	(430)	179,582
Net property and equipment	717,971	1,959	719,930
Noncurrent deferred tax asset	45,004	(4,157)	40,847
Debt issuance costs, net	6,505	(2,794)	3,711
Total assets	1,133,122	(5,420)	1,127,702
Senior convertible notes	121,000	(12,563)	108,437
Additional paid-in capital	93,812	25,798	119,610
Retained earnings	39,878	(18,655)	21,223
Total liabilities and stockholders’ equity	$1,133,122	$(5,420)	$1,127,702

In January 2009, the Company repurchased $12,000 par value of the Notes for $8,870 plus accrued and unpaid interest.  The book value of that portion of the Notes at the time of the repurchase was $10,801.  As a result, the Company recorded a gain on debt extinguishment of $1,931 during the three months ended March 31, 2009.

As a result of the adoption of the FSP, interest expense increased by $2,512 for the three months ended March 31, 2009.  Income before income taxes, net income and EPS decreased by $2,512, $1,519, and $0.08, respectively, for the three months ended March 31, 2009.

The unamortized discount of the liability component was $8,946 and $12,563 at March 31, 2009 and December 31, 2008, respectively.  This discount will be amortized through February 15, 2010.

The following table provides additional information about the Company’s Notes:

	Three Months Ended March 31,
	2009	2008
Effective interest rate on liability component	13.5%	13.5%
Interest cost recognized as amortization of the discount of liability component	2,418	2,310
Cash interest cost recognized (coupon interest)	892	983

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

4.  Borrowings (continued)

Credit Facility

In March 2008, the Company entered into a revolving term loan (the “Credit Facility”) with Citigroup Global Markets, Inc. (“Citigroup”).  The Credit Facility provided for advances up to $60,000 and is collateralized by the par value of the Company’s ARS. The Company amended the Credit Facility in June 2008, with the primary purpose of increasing the eligible amount for borrowing from $60,000 to $80,000, and again in November 2008 to increase the eligible amount for borrowing from $80,000 to $90,000.  The agreement allowed up to $80,000 of the proceeds to be used to support the Company’s aircraft purchases and for general working capital purposes.  The remaining $10,000 was restricted for use to retire other outstanding debt, which the Company used to repurchase $12,000 par value of the Notes in January 2009 and to repay a portion of its pre-delivery deposit financing facility debt as aircraft delivered in December.  The Credit Facility is pre-payable at any time prior to maturity in January 2010.  The first $80,000 of the Credit Facility carries an interest rate indexed to LIBOR, which was 2.5% as of March 31, 2009.  The additional $10,000 carries an interest rate that is indexed to the Federal Funds Rate and was 2.7% at March 31, 2009.  As of March 31, 2009, the balance outstanding was $90,000. The Credit Facility includes both covenant and margin requirements, including a loan-to-par value ratio, a loan-to-fair value ratio, and a net worth test.  Additionally, the Credit Facility includes a cross-default provision related to other indebtedness of the Company in excess of $5,000.  The Company is in compliance with these covenants.

Line of Credit

The Company maintained a revolving line of credit with an institutional lender for a principal amount not to exceed $8,500 or 75% of the net unpaid balance of Colgan’s eligible accounts receivable.  This instrument had an interest rate of Prime plus 0.25%, which was 3.50% as of March 31, 2009.  Amounts outstanding under the line of credit were $4,940 at March 31, 2009.  The line of credit expired on April 15, 2009, and the outstanding balance was paid in full.

Long-Term Notes Payable

Included in long-term notes payable are borrowings from Export Development Canada (“EDC”) for owned aircraft.  The borrowings are collateralized by the Company’s fleet of CRJ-900 and Q400 aircraft and bear interest rates ranging between 3.5% and 8.6% with maturities through the fourth quarter of 2023.  As of March 31, 2009, amounts outstanding were $492,262.

As discussed in Note 11, one of the Company’s Q400 aircraft was destroyed in an accident on February 12, 2009.  The insurance proceeds were used to retire the related debt of approximately $15,400 during the three months ended March 31, 2009.

As previously discussed, on January 13, 2009, the Company amended its Continental CPA to operate an additional 15 Q400 aircraft.  The aircraft have scheduled delivery dates from August 2010 through April 2011.  Immediately thereafter, the Company executed a new pre-delivery payment financing facility with EDC for up to $35,600 on substantially similar terms to its other pre-delivery payment facilities.  This instrument has an interest rate indexed to LIBOR, which was 4.13% as of March 31, 2009.   As of March 31, 2009, amounts outstanding under this facility were $4,910, and were classified as long-term.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

5.  Derivatives

As of March 31, 2009 and December 31, 2008, the Company had no outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.  The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31:

For the Three Months Ended March 31,	Amount of Loss Reclassified from OCI into Income (Effective Portion) (2)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2009	$(816)	$(1,424	)(1)
2008	$(198)	$-
(1)
This charge is related to the debt that financed the Q400 aircraft that was destroyed in an accident during the three months ended March 31, 2009.  The associated debt was repaid during the first quarter of 2009.  This loss is included in miscellaneous nonoperating expense in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2009.

(2)
Derivatives classified as cash flow hedges include interest rate swaps.  Amounts reclassified from OCI into income are recorded in interest expense within the Company’s condensed consolidated statements of operations.

The losses from settled interest rates swaps recorded in other comprehensive income (“OCI”), net of tax and amortization, within the condensed consolidated balance sheets were $16,309 and $17,752 as of March 31, 2009 and December 31, 2008, respectively.  Included in the above total net realized losses from interest rate swaps as of March 31, 2009, are $3,079 in net unrealized losses that are expected to be amortized into earnings during the 12 months following March 31, 2009.

6.  Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related taxes, for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
		(Restated)

Net income	$18,843	$1,236
Adjustments:
Retired Pilots’ Insurance Benefit Plan unrealized actuarial gain	(6)	(7)
Change in cash flow hedge unrealized loss	1,442	(10,267)
Unrealized loss on investments	-	(6,002)
Total comprehensive income (loss)	$20,279	$(15,040)

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

7.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
		(Restated)

Net income	$18,843	$1,236
Basic earnings per share	$1.05	$0.07
Diluted earnings per share	$1.05	$0.07

Share computation:
Weighted average number of shares outstanding for basic earnings per share	17,970	17,859
Senior convertible notes	-	-
Share-based compensation (1)	-	80
Weighted average number of shares outstanding for diluted earnings per share	17,970	17,939

(1)	Options to purchase 1,631 and 918 shares of common stock were excluded from the diluted EPS calculation at March 31, 2009 and 2008, respectively, because their effect would be anti-dilutive.

8.  Share-Based Compensation

In January 2009, the Company granted 626 stock options with an exercise price of $2.65 per share to members of its Board of Directors, its officers and certain other employees.  These grants will vest ratably over three years.  Total expense to be recognized over the vesting period, net of expected annual forfeitures of 4%, is $834. The following table presents the assumptions used and fair value for the 2009 equity grant:

2009
Expected price volatility	58.3%
Risk-free interest rate	1.4%
Expected lives (years)	5.0
Dividend yield	0.0%
Expected annual forfeiture rate	4.0%
Exercise price of option grants	$2.65
Fair value of option grants	$1.33

In January 2009, the Company awarded 278 shares of restricted stock to certain officers and members of the Board of Directors.  Using the straight-line method, the fair value of $738 is being expensed ratably over the three-year vesting period.  The grant date fair value of these shares was $2.65 per share, which was the closing stock price on the date of grant.

During the three months ended March 31, 2009 and 2008, the Company recognized $778 and $756 of share-based compensation expense, respectively.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

8.  Share-Based Compensation (continued)

The following table provides certain information with respect to the Company’s stock options:

	Stock Options
	Shares	Weighted Average Exercise Price	Fair Value	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,106	$13.09	$7,944
Granted	626	2.65	834
Exercised	-	-	-
Expired	(5)	11.59	(32)
Forfeited	(1)	15.17	(7)
Outstanding at March 31, 2009	1,726	$9.31	$8,739	7.7 years	$-
Options exercisable at March 31, 2009	860	$12.58	$6,175	6.0 years	$-

The following table provides certain information with respect to the Company’s restricted stock:

	Restricted Stock
	Shares	Fair Value
Unvested at January 1, 2009	197	$2,599
Granted	278	738
Vested	(102)	(679)
Forfeited	-	-
Unvested at March 31, 2009	373	$2,658

9. Income Taxes

During the three months ended March 31, 2009, the Company reached agreement with the Internal Revenue Service (the “Service”) to resolve certain matters related to the Service’s examination of the Company’s federal income tax returns for calendar years 2003, 2004 and 2005.  Previously, the Service had proposed a number of adjustments to the Company’s returns totaling approximately $35,000 of additional tax, plus accrued interest and penalties on these proposed adjustments.

The Company and the Service have agreed for the Company to pay approximately $3,000 of additional income tax and accrued interest in settlement of all open tax matters for these years.  With this agreement, the Service has completed its examination of the Company’s federal tax filings for 2003, 2004 and 2005.  As a result of the completion of this examination, the Company recorded during the three months ended March 31, 2009 a reduction to income tax expense of $13,552 and a pre-tax reduction to interest expense of $2,926.

The following summarizes the significant components of the Company’s income tax expense for the periods indicated:

	Three Months Ended March 31,
	2009		2008 (Restated)
	Dollars	Percent	Dollars	Percent
Income tax expense at statutory rate	$2,957	35.0%	$605	35.0%
State income taxes, net of federal taxes	101	1.2%	9	0.5%
Settlements	(13,552)	(160.4)%	-	-
Tax-exempt income	(152)	(1.8)%	(198)	(11.5)%
Meals and entertainment	152	1.8%	62	3.6%
Other	100	1.2%	15	0.9%
Income tax (benefit) expense	$(10,394)	(123.0)%	$493	28.5%

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

9. Income Taxes (continued)

The Company provides for interest and penalties accrued related to unrecognized tax benefits in nonoperating expenses.  As of March 31, 2009 and December 31, 2008, the Company had $766 and $3,692 of accrued interest and penalties, respectively.

The following table reconciles the Company’s beginning and ending unrecognized tax benefits balances:

2009
Unrecognized tax benefits balance at January 1	$16,518
Increases/(decreases) for prior period positions	(1,525)
Increases/(decreases) for current period positions	-
Settlements	(14,438)
Lapses of statutes	-
Unrecognized tax benefits balance at March 31	$555

The amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $555 as of March 31, 2009.   The tax years 2006 through 2008 remain open to examination by major taxing jurisdictions to which the Company is subject.

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

At March 31, 2009, the Company’s investment portfolio included ARS with fair values of $114,682, net of recognized losses of $16,318.  The majority of ARS are issued by U.S. states and political subdivisions of the states and typically have contractual maturities of more then ten years.  Due to their current illiquid state and management’s intent to hold the investments until their fair values recover, the Company classified investments in ARS as noncurrent assets on the Company’s consolidated balance sheet at March 31, 2009.  All income generated from these securities is earned from interest and dividends.

Fair Value Measurements

The Company’s ARS holdings are required to be measured at fair value on a recurring basis, in accordance with Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”).  The Company adopted the majority of the provisions of SFAS 157 on January 1, 2008 and fully adopted the standard on January 1, 2009.

Due to events in the credit markets that predominantly began during the first quarter of 2008, there is no longer an active trading market for the Company’s ARS holdings.  Therefore, the fair values of these ARS are estimated utilizing a discounted cash flow analysis model.  This analysis considers, among other items, the collateralization underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and an estimate of when the security is expected to have a successful auction or be called by the issuer.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Accordingly, since the Company’s initial adoption of SFAS 157 at January 1, 2008, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy.

The tables below presents the Company’s assets and liabilities measured at fair value as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Level 1	Level 2	Level 3	Balance at March 31, 2009
Assets
Investments in ARS	$-	$-	$114,682	$114,682

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

10. Investments (continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Asset
Auction Rate Securities
Balance at January 1, 2009	$116,900
Transfers to Level 3	-
Total unrealized gains (losses)
Included in nonoperating income	482
Included in other comprehensive income (“OCI”)	-
Redemptions (1)	(2,700)
Balance at March 31, 2009	$114,682

(1) Partial redemption of securities at par by the issuer

11. Commitments and Contingencies

Employees. The Company operates under several collective bargaining agreements with groups of its employees.  The collective bargaining agreement between Pinnacle and the Air Line Pilots Association (“ALPA”) became amendable in April 2005. Pinnacle has been actively negotiating with ALPA since that time.  In August 2006, Pinnacle filed for mediation with the National Mediation Board.  Since then, Pinnacle has met with the federal mediator assigned to its case and with ALPA, but Pinnacle has not reached resolution on an amended collective bargaining agreement.  In late 2008, Colgan’s pilot group elected representation by ALPA.  The Company and ALPA have not begun discussions or set a time table for discussions on a new collective bargaining agreement to cover Colgan’s pilot group.

Guarantees and Indemnifications.  In the Company’s aircraft lease and financing agreements, including sublease agreements with Delta, the Company typically indemnifies the prime lessor or lender, financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct.

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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

11. Commitments and Contingencies (continued)

On February 12, 2009, Colgan Flight 3407, operated for Continental under the Company’s Continental CPA, crashed in a neighborhood near the Buffalo Niagara International Airport in Buffalo, New York. All 49 people aboard, including 45 passengers and four members of the flight crew, died in the accident. Additionally, one individual died inside the home destroyed by the aircraft’s impact, increasing the total fatality count to 50 individuals.  Several lawsuits related to this accident have been filed against the Company, and additional litigation is anticipated.  The Company carries aviation risk liability insurance and believes that this insurance is sufficient to cover any liability arising from this accident.

The Company has recorded a related liability of approximately $300,000 in other non-current liabilities on its condensed consolidated balance sheet at March 31, 2009 related to potential claims associated with this accident.  This liability is offset in its entirety by a corresponding long-term receivable, recorded in other assets on the condensed consolidated balance sheet that the Company expects to receive from insurance carriers as claims are resolved.  These estimates may be revised as additional information becomes available.

Disputes with Codeshare Partners.  The Company is currently engaged in discussions with Delta involving the interpretation of various components of the CRJ-200 ASA.  If the parties are unable to reach a mutually agreeable resolution related to these matters, the parties may elect to resolve the issues through arbitration.  The potential outcome of these disputed matters ranges from an annual increase in the payments received from Delta of approximately $2,800 to a decrease in payments received from Delta of as much as $4,000.  Adverse determinations in these matters could result in a loss to the Company of up to $12,000 for disputed amounts accruing through March 31, 2009.

12.  Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.

The Company’s two operating segments consist of its two subsidiaries, Pinnacle Airlines, Inc. (“Pinnacle”) and Colgan Air, Inc. (“Colgan”).   Corporate overhead costs incurred by Pinnacle Airlines Corp. are allocated to the operating costs of each subsidiary.

The following represents the Company’s segment data for the periods indicated:

	Three Months Ended March 31,
	2009	2008
		(Restated)
Operating revenues:
Pinnacle	$155,413	$154,397
Colgan	52,448	49,944
Consolidated	$207,861	$204,341

Operating income (loss):
Pinnacle	$13,901	$12,331
Colgan	3,034	(5,546)
Consolidated	$16,935	$6,785

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

12.  Segment Reporting (continued)

The following represents the Company’s segment assets:

	March 31, 2009	December 31, 2008
		(Restated)
Total assets:
Pinnacle	$579,614	$582,176
Colgan	672,317	388,990
Unallocated	139,007	156,536
Consolidated	$1,390,938	$1,127,702

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this Current Report on Form 10-Q (or otherwise made by or on the behalf of Pinnacle Airlines Corp.) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995.  Such statements represent management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes" or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date of this Report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

Many important factors, in addition to those discussed in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of the potential factors that could affect our results are described in “Overview and Outlook.”  In light of these risks and uncertainties, and others not described in this Report, the forward-looking events discussed in this Report might not occur, might occur at a different time, or might cause effects of a different magnitude or direction than presently anticipated.

General

The following management’s discussion and analysis describes the principal factors affecting the Company’s results of operations, liquidity, capital resources and contractual cash obligations.  This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”), which include additional information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results.

Our website address is www.pncl.com.  All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Overview and Outlook

During 2009, we intend to focus on controlling costs, maintaining our strong operational reliability at both of our operating subsidiaries, and strengthening our balance sheet.  The regional airline industry is facing a period of slower growth and pressure from major airline partners to reduce costs and potentially reduce some regional airline capacity.  While we do not expect significant adjustments in our fleet size in 2009, we do expect significant cost pressure during this period of low growth.  Specifically, we anticipate higher costs in 2009 resulting from an expected new collective bargaining agreement with our pilots at Pinnacle, reduced employee attrition resulting in higher levels of flight crew staffing, higher health care costs, increased landing fees and facility rental expense at the airports that we serve, and general inflationary pressure within the rest of our cost structure.

Further magnifying the effect of these anticipated cost pressures, we did not receive an increase in the rates for 2009 that Delta pays us under our CRJ-200 ASA.  The CRJ-200 ASA contains a provision to adjust rates annually (subject to a cap on the increase and a floor of zero) based on the change in the Producers Price Index (“PPI”), as published by the United States Department of Labor, Bureau of Labor Statistics.  The PPI declined from December 2007 to December 2008, resulting in no change to our rates for 2009 under our CRJ-200 ASA.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, our pro-rate operations are susceptible to changes in passenger demand and fuel price volatility.  We took a number of steps during 2008 to eliminate unprofitable markets, reduce costs, and increase revenue in our remaining pro-rate markets.  These steps and lower fuel prices have significantly reduced the operating losses of our pro-rate operations, although our pro-rate operations remained unprofitable during the seasonally weak first quarter of 2009.  Additionally, the airline industry is experiencing the effects of the current recessionary environment in the United States.  Industry passenger revenue declined dramatically during the first quarter of 2009, and our pro-rate operations were negatively affected by this drop.  We cannot predict how severely the recessionary environment will affect us in 2009, but we do expect continued year-over-year declines in the unit revenue of our pro-rate operations.

To offset these anticipated negative financial trends during 2009, we have undertaken an internal initiative to generate a mix of cost savings and additional revenue opportunities of at least $10.0 million.  We expect to achieve this objective through a combination of reducing our operating costs, adjusting capacity in our pro-rate operations to match the demand environment, and increasing ancillary third-party business such as ground handling.  We have not yet fully identified the components of this initiative, and there can be no assurance that we will attain our target of at least $10.0 million in improvements.  We believe it is critical to reduce our costs not only to increase our current profitability and improve our liquidity, but to also remain competitive long term in the regional airline industry.

The collective bargaining agreement between Pinnacle and the Air Line Pilots Association (“ALPA”), the union representing Pinnacle’s pilots, has been amendable since April 2005.  We believe it is of utmost importance to reach an agreement with ALPA that is consistent with our company-wide philosophy of industry-average pay and benefits, along with enhanced employee productivity.  Wage rates for Pinnacle’s pilot group are currently below industry average, and a new collective bargaining agreement is expected to contain an increase in pay for Pinnacle’s pilots.  Such increase could be substantial, and may also include a considerable one-time signing bonus.  The increase in pay for Pinnacle’s pilots will likely reduce our profitability in 2009 and in future periods.  In addition, Colgan’s pilots recently elected representation by ALPA.  We have not begun discussions or set a timeline with ALPA to commence negotiations of a collective bargaining agreement covering Colgan’s pilots. While we intend to vigorously pursue obtaining a fair contract with ALPA at both of our operating subsidiaries, the timing of the resolution of these matters cannot be predicted.

Although we expect 2009 to be a challenging year, we are positioning ourselves for success in 2010 and beyond.  We recently agreed with Continental to expand our Continental CPA by adding 15 Q400 aircraft from August 2010 through April 2011.  We also acquired an additional 15 Q400 options from the aircraft manufacturer, thereby increasing the total number of our Q400 options to 30.  These options, if exercised, provide for the delivery of 15 Q400s in 2011 and the remaining 15 in 2013.  The Q400 aircraft has become a very competitive product within the regional airline industry.  The purchase price of the Q400 is significantly less than that of comparably sized regional jets, and the Q400 uses up to 30% less fuel.  As a result, we can offer our airline partners a large, passenger-friendly regional aircraft with a lower operating cost than that of similar regional jets.

In addition to growing Colgan with the Q400 aircraft, we are positioning ourselves to capitalize on long-term opportunities to increase the number of regional jets that we operate at Pinnacle.  Capacity purchase agreements for over 400 50-seat regional jet aircraft at our competitors are set to expire between 2009 and 2015.  While many of these regional jets will likely no longer operate within the networks of the major U.S. airlines, we believe some of these contracts will be renewed or offered to other regional airlines and some will be replaced with larger regional jets.  We intend to actively compete to obtain profitable regional jet flying during this period of transition within the industry, and we believe our history of strong operating performance with a competitive cost structure will position us to succeed.  Our capacity purchase contracts do not begin to expire until December 2017.

We own $131.0 million par amount of auction rate securities (“ARS”).  Due to unprecedented events in the credit markets during 2008, these investments became illiquid and suffered a decline in fair value.  In reaction to the failure of the ARS market, the bank that structured and sold to us our portfolio of ARS provided us with a $90.0 million short-term credit facility collateralized by our ARS.  We are in discussions with this bank to obtain additional capital.  Such discussions include potential resolution of the situation by selling our ARS portfolio to the bank in exchange for a release of potential legal liability related to the failure of the ARS market, or an increase in the amount of funds available under the Credit Facility.  In the event a resolution is not achieved in the near future, we may be forced to pursue our legal remedies against the bank.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to actions noted above to improve our operating income longer term, we are focused on building our cash balance throughout 2009 in advance of the first date that holders of our remaining outstanding $109.0 million par amount 3.25% senior convertible notes (the “Notes”) may contractually require us to repay the Notes.  Although the Notes have a final maturity date in 2025, holders of the Notes may tender them to us on February 15, 2010 (the “Put Date”) for a cash payment equal to the $109.0 million par amount.  We repurchased $12.0 million par amount of the Notes for approximately $8.9 million in January 2009, resulting in the currently outstanding par amount of $109.0 million.  We may purchase additional Notes during 2009 to the extent that Notes are offered for sale below par and to the extent that our resources allow.

While we anticipate positive cash flow from our operations during 2009, we do not believe that we will have sufficient cash resources to fully repay this obligation in February 2010 without raising additional capital.  In addition to obtaining additional capital from the bank that structured and sold to us our ARS portfolio, we are in negotiations with a lender to execute a term loan secured by our expendable and rotable aircraft parts.  We anticipate executing this transaction during the second quarter of 2009.  This aircraft parts term loan and the potential to obtain additional capital associated with our ARS portfolio will assist us in our efforts to increase our cash balances prior to the Put Date for our Notes, although no assurance can be given that we will successfully complete either capital raising initiative.  To the extent that we are not successful in achieving the cash balance necessary to repay any Notes that are tendered on the Put Date and maintain our operating liquidity, we may attempt to negotiate with holders of the Notes to extend the Put Date or otherwise modify the terms of the Notes.

Results of Operations

The following represents our results of operations, by segment and consolidated, for the three months ended March 31, 2009.  A discussion of our results of operations as compared to the same period in 2008 follows.
	Three Months Ended March 31, 2009
	Pinnacle	Colgan	Consolidated
	(in thousands)
Operating revenues
Regional airline services	$153,531	$52,393	205,924
Other	1,882	55	1,937
Total operating revenues	155,413	52,448	207,861

Operating expenses
Salaries, wages and benefits	42,937	13,903	56,840
Aircraft rentals	29,157	1,335	30,492
Ground handling services	23,153	3,348	26,501
Aircraft maintenance, materials and repairs	14,390	10,299	24,689
Other rentals and landing fees	13,556	4,847	18,403
Aircraft fuel	-	4,517	4,517
Commissions and passenger related expense	1,212	3,615	4,827
Depreciation and amortization	4,815	3,766	8,581
Other	12,292	3,337	15,629
Aircraft lease return costs	-	447	447
Total operating expenses	141,512	49,414	190,926

Operating income	13,901	3,034	16,935

Operating margin	8.9%	5.8%	8.1%

Nonoperating income (expense)
Interest income			906
Interest expense			(9,793)
Miscellaneous income, net			401
Total nonoperating expense			(8,486)
Income before income taxes			8,449
Income tax benefit			10,394
Net income			$18,843

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2009 compared to the same period in 2008.  As discussed in Note 4 in Item 1 of this Form 10-Q, certain prior year amounts have been restated to comply with the provisions of the newly adopted Financial Accounting Standards Board Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (the "FSP").

Consolidated and Segmented Results of Operations

Consolidated
	Three Months Ended March 31,
	2009	2008	$ Change		% Change
		(Restated)
	(in thousands)

Total operating revenue	$207,861	$204,341	$3,520		2%
Total operating expenses	190,926	197,556	(6,630)		(3)%
Operating income	16,935	6,785	10,150		150%
Operating margin	8.1%	3.3%	4.8	pts.

Total nonoperating expense	(8,486)	(5,056)	(3,430)		68%

Income before income taxes	8,449	1,729	6,720		389%
Income tax benefit (expense)	10,394	(493)	10,887		(2,208)%
Net income	18,843	1,236	17,607		1,425%

Several nonrecurring items affected our results for the three months ended March 31, 2009.  During March 2009, we reached settlement with the IRS regarding our examination for tax years 2003 through 2005.  As a result, we recorded a reduction to income tax expense of $13.6 million and a reduction to interest expense of $2.9 million ($1.8 million net of tax) to reverse the related reserves previously recorded.  In addition, we recorded a gain of $1.9 million ($1.1 million net of tax) on the extinguishment of $12.0 million par amount of our senior convertible notes and a reduction of operating expenses of $0.8 million ($0.5 million net of tax) related to the excess of property insurance proceeds received over the cost basis of the aircraft destroyed in Flight 3407.  These were offset by a $1.4 million ($0.9 million net of tax) charge to interest expense for the previously unrecognized hedge related loss for the debt related to the aircraft destroyed in Flight 3407.

Operating Revenues

Operating revenue of $207.9 million for the three months ended March 31, 2009 increased $3.5 million, or 2%, from operating revenues of $204.3 million for the same period in 2008.  Changes in our capacity purchase related operating revenue are primarily caused by changes in our operating fleet size and aircraft utilization.  Changes in our pro-rate related operating revenue are primarily caused by the average load factor, average passenger fare, and average incentive payments we receive from our partners and under our Essential Air Service agreements.  These changes are discussed in greater detail within our segmented results of operations.

Operating Expenses

Operating expenses decreased by $6.6 million and 3% during the three months ended March 31, 2009, primarily due to the decrease in fuel expense and gallons consumed at our Colgan subsidiary.  This change and others are discussed in greater detail within our segmented results of operations.

Nonoperating Expense

Net nonoperating expense of $8.5 million for the three months ended March 31, 2009 increased by approximately $3.4 million over net nonoperating expense of $5.1 million during the same period in 2008.  The increase is attributable to a $5.9 million increase in interest expense, primarily related to the addition of CRJ-900 and Q400 aircraft to our fleet throughout 2008.  In addition, interest income decreased $1.4 million due to the decrease in interest rates on our auction rate securities portfolio.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Several nonrecurring items also affected nonoperating expense.  As previously discussed, we reached settlement with the IRS regarding our examination for tax years 2003 through 2005.  As a result, we recorded a reduction of $2.9 million in interest expense to reverse the related reserves previously recorded.  In addition, we recorded a $1.9 million gain in miscellaneous income related to the repurchase of $12 million par value of our senior convertible notes at a discount.  This gain was offset by a $1.4 million hedge-related loss on the debt associated with our Q400 aircraft that was destroyed in an accident in February.  The related debt was retired following the accident and the remaining unamortized loss for the interest rate swap was subsequently recognized in earnings in the first quarter of 2009.

Income Tax Expense

For the three months ended March 31, 2009, we recorded an income tax benefit of $10.4 million.  As previously discussed, we reached settlement with the IRS regarding our examination for tax years 2003 through 2005. The IRS had proposed a number of adjustments to our returns totaling approximately $35.0 million of additional tax, plus accrued interest and penalties on these proposed adjustments.  The Company agreed to pay approximately $3 million of additional income tax and accrued interest in settlement of all open tax matters for the years examined.  As a result, we recorded a reduction to income tax expense of $13.6 million for the three months ended March 31, 2009 to reduce our accrued income tax reserves pursuant to the settlement.

Pinnacle Operating Statistics

	Three Months Ended March 31,
	2009	2008	Change
Other Data:
Revenue passengers (in thousands)	2,385	2,425	(2)%
Revenue passenger miles (“RPMs”)(in thousands)	1,090,355	1,099,280	(1)%
Available seat miles (“ASMs”) (in thousands)	1,580,511	1,493,861	6%
Passenger load factor	69.0%	73.6%	(4.6)	pts.
Operating revenue per ASM (in cents)	9.83	10.34	(5)%
Operating cost per ASM (in cents)	8.95	9.51	(6)%
Operating revenue per block hour	$1,423	$1,378	3%
Operating cost per block hour	$1,295	$1,268	2%
Block hours	109,241	112,061	(3)%
Departures	66,630	65,979	1%
Average daily utilization (block hours)	8.56	8.86	(3)%
Average stage length (miles)	452	453	(0)%

Number of operating aircraft (end of period)
CRJ-200	124	132	(6)%
CRJ-900	16	6	167%
Employees (end of period)	4,045	4,061	(0)%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pinnacle Operating Revenues

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(in thousands)
Operating revenues
Regional airline services
CRJ-200	$137,628	$147,441	$(9,813)	(7)%
CRJ-900	15,903	3,811	12,092	317%
Other	1,882	3,145	(1,263)	(40)%
Total operating revenues	$155,413	$154,397	$1,016	1%

Regional Airline Services

For the three months ended March 31, 2009, revenue earned under our CRJ-200 ASA of $137.6 million decreased by $9.8 million, or 7%, from revenue of $147.4 million for the same period in 2008.  Revenue earned under our CRJ-200 ASA was adversely affected by the return of eight CRJ-200 aircraft pursuant to the terms of our CRJ-200 ASA.  During the three months ended March 31, 2009, we operated 8% fewer average CRJ-200 aircraft from the same period in 2008.  Revenue earned under the DCA was approximately $16.0 million for the three months ended March 31, 2009.  As of March 31, 2009, we operated 16 CRJ-900 aircraft under our DCA, two of which were the Temporary Aircraft, as compared to the six CRJ-900 aircraft we operated under the DCA at March 31, 2008.  We are scheduled to take delivery of the last two remaining CRJ-900 aircraft during the second quarter of 2009.  Until these aircraft are placed into service, we will continue to operate the two Temporary Aircraft.

Other Revenue

Other revenue decreased $1.3 million, or 40%, for the three months ended March 31, 2009, from other revenue of $3.1 million for the same period in 2008.  These decreases were primarily related to a decline in revenue earned from providing certain ground handling services to third parties and baggage handling services to Delta at its Memphis hub.

Pinnacle Operating Expenses
	Three Months Ended March 31,
	2009	2008	$ Change		% Change
		(restated)
	(in thousands)
Operating expenses
Salaries, wages and benefits	$42,937	$40,564	$2,373		6%
Aircraft rentals	29,157	31,590	(2,433)		(8)%
Ground handling services	23,153	23,509	(356)		(2)%
Aircraft maintenance, materials and repairs	14,390	11,901	2,489		21%
Other rentals and landing fees	13,556	12,492	1,064		9%
Commissions and passenger related expense	1,212	1,932	(720)		(37)%
Depreciation and amortization	4,815	2,380	2,435		102%
Other	12,292	17,698	(5,406)		(31)%
Total operating expenses	141,512	142,066	(554)		(0)%

Operating income	$13,901	$12,331	$1,570		13%

Operating margin	8.9%	8.0%	0.9	pts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Salaries, wages and benefits increased by $2.4 million and 6% for the three months ended March 31, 2009, as compared to the same period in 2008.  These increases were due to the increase in wage rates and benefits for existing employees.  We are currently experiencing a decline in employee productivity, primarily related to a decrease in flight crew attrition.  In addition, we experienced an increase in health care and insurance costs as compared to the same period in 2008.

Aircraft rental expense decreased $2.4 million, or 8%, during the three months ended March 31, 2009 as compared to the same period in 2008.  This decrease relates to the 8% fewer average number of CRJ-200 aircraft, which are leased from Delta, during 2009 as compared to 2008.  As previously discussed, aircraft rentals are reimbursable expenses under our CRJ-200 ASA, and as a result of the fewer average number of CRJ-200 aircraft in our fleet, revenue under our CRJ-200 ASA decreased by $2.5 million for the three months ended March 31, 2009.

Aircraft maintenance, materials and repairs expenses increased by $2.5 million and 21% for the three months ended March 31, 2009 compared to the same period in 2008.  These increases are attributable to additional maintenance due to the aging of our CRJ-200 fleet as the majority of our CRJ-200 aircraft are no longer covered under warranty.  We are also incurring additional maintenance expense on our CRJ-200 fleet for specific maintenance programs and upgrades recommended by the manufacturer associated with engine fan blade replacement and adjustments to the motor controlling deployment of the wing flaps.  We expect additional maintenance costs associated with these programs throughout 2009.

Other rentals and landing fees increased $1.1 million and 9% during the three months ended March 31, 2009 as compared to the same period in 2008.  This increase is primarily related to the increase in our CRJ-900 operations.  Pursuant to the CRJ-900 DCA, all landing fees are reimbursable costs.  Reimbursable landing fees increased by $1.3 million, which caused an increase in revenue of $1.4 million for the three months ended March 31, 2009.  Landing fees that are not reimbursed, which includes all operations under the CRJ-200 ASA with the exception of Detroit, decreased by $0.4 million.  This decrease is related to the 8% decrease in CRJ-200 departures as compared to the same period in 2008, net of increases at the airports we serve.

Depreciation and amortization expense increased by $2.4 million for the three months ended March 31, 2009.  This is primarily related to depreciation on our fleet of CRJ-900 aircraft, the majority of which were added to our fleet in 2008.

Other expense decreased by $5.4 million and 31% for the three months ended March 31, 2009 as compared to the same period in 2008.  This decrease is primarily related to decreases in costs related to crew training.  As previously discussed, we are experiencing low levels of attrition within our flight crews and are not currently hiring or training new crew members and as a result, flight crew related costs decreased by $1.2 million.  In addition, property tax expense decreased by $2.3 million as a result of a settlement received in 2009.  Pursuant to the CRJ-200 ASA, property tax is a reimbursable expense.   Therefore, this decrease in property tax expense resulted in a reduction to revenue of $2.5 million.  The remainder of the decrease is attributable to the fleet expansion expenses we incurred in the first half of 2008 as we were bringing the CRJ-900 operations online.

Colgan Operating Statistics

	Three Months Ended March 31,
	2009	2008	Change
Pro-Rate Agreements:
Revenue passengers (in thousands)	248	349		(29)%
RPMs (in thousands)	42,604	64,103		(34)%
ASMs (in thousands)	111,023	146,628		(24)%
Passenger load factor	38.4%	43.7%	(5.3)	pts.
Passenger yield (in cents)	79.77	72.94		9%
Operating revenue per ASM (in cents)	30.61	31.89		(4)%
Operating revenue per block hour	$1,532	$1,534	(0	) %
Block hours	22,176	30,487		(27)%
Departures	19,620	25,086		(22)%
Fuel consumption (in thousands of gallons)	2,633	3,687		(29)%
Average price per gallon	$1.71	$3.32		(48)%
Average fare	$137	$134		2%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
	2009	2008	Change
Capacity Purchase Agreement:
Revenue passengers (in thousands)	329	89	270%
RPMs (in thousands)	89,705	24,617	264%
ASMs (in thousands)	149,464	33,967	340%
Passenger load factor	60.0%	72.5%	(12.5)	pts.
Operating revenue per ASM (in cents)	12.32	9.28	33%
Operating revenue per block hour	$1,569	$1,191	32%
Block hours	11,735	2,647	343%
Departures	7,468	1,714	336%

Total Colgan:
Block hours	33,911	33,134	2%
Departures	27,088	26,800	1%
ASMs (in thousands)	260,487	180,595	44%
Total operating cost per ASM (in cents)	18.97	30.73	(38)%
Total operating cost per block hour	$1,457	$1,675	(13)%

Average daily utilization (block hours)	7.64	7.24	6%
Average stage length (miles)	217	208	4%
Number of operating aircraft (end of period)
Saab 340	34	41	(17)%
Beech 1900	-	4	(100)%
Q400	14	6	133%
Employees	1,321	1,333	(1)%

Colgan Operating Revenue

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(in thousands)
Operating revenues
Regional airline services:
Pro-rate and EAS	$33,986	$46,755	$(12,769)	(27)%
Capacity purchase agreement	18,407	3,152	15,255	484%
Other	55	37	18	49%
Total operating revenues	$52,448	$49,944	$2,504	5%

Total operating revenue for the three months ended March 31, 2009 of $52.4 million increased by $2.5 million, or 5%, from the same period in 2008.  The primary reason for this increase is revenue earned under our Continental CPA, offset by the decrease in our pro-rate operations.

Revenue under our Continental CPA increased by $15.3 million due to the increase in Q400 aircraft under the agreement.  As of March 31, 2009, we operated 14 Q400 aircraft, as compared to six Q400 aircraft as of March 31, 2008.  We began operations under the Continental CPA in February 2008.

Revenue earned under our pro-rate and Essential Air Service (“EAS”) agreements decreased by $12.8 million and 27% during the three months ended March 31, 2009.  This decrease is related to the retirement of 11 of our Saab and Beech aircraft in conjunction with eliminating certain markets under our pro-rate agreements, coupled with a 4% decrease in revenue per available seat mile in our remaining markets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Colgan Operating Expenses

	Three Months Ended March 31,
	2009	2008	$ Change		% Change
		(Restated)
	(in thousands)
Operating expenses
Salaries, wages and benefits	$13,903	$12,879	$1,024		8%
Aircraft rentals	1,335	1,931	(596)		(31)%
Ground handling services	3,348	3,880	(532)		(14)%
Aircraft maintenance, materials and repairs	10,299	9,973	326		3%
Other rentals and landing fees	4,847	2,952	1,895		64%
Aircraft fuel	4,517	11,873	(7,356)		(62)%
Commissions and passenger related expense	3,615	4,893	(1,278)		(26)%
Depreciation and amortization	3,766	1,991	1,775		89%
Other	3,337	5,118	(1,781)		(35)%
Aircraft lease return costs	447	-	447		100%
Total operating expenses	49,414	55,490	(6,076)		(11)%

Operating income (loss)	$3,034	$(5,546)	$8,580		155%

Operating margin	5.8%	(11.1)%	16.9	pts.

Salaries, wages and benefits increased by $1.0 million, or 8%, during the three months ended March 31, 2009.  This expense increased primarily due to wage rate and benefit increases for existing employees. Specifically, we experienced an increase in health care and insurance costs as compared to the same period in 2008.   Additionally, we are currently experiencing a decline in employee productivity, primarily related to a decrease in flight crew attrition.

Aircraft rentals decreased by $0.6 million, or 31%, for the three months ended March 31, 2009.  This decrease is attributable to the return of eight leased aircraft.

Ground handling services decreased $0.5 million, or 14%, during the three months ended March 31, 2009 as compared to the same period in 2008.  This was primarily attributable to the decrease in our pro-rate operations.  Ground handling services associated with our Q400 operations are provided at no cost under the Continental CPA.

Other rentals and landing fees increased $1.9 million, or 64%, for the three months ended March 31, 2009.  Landing fees increased as a result of operating the larger Q400 aircraft.  In addition, we are now serving markets with significantly higher landing fee rates, such as Newark/Liberty International Airport.  Most airports in our network have also increased their rates as a result of an overall reduction in industry-wide capacity.

Aircraft fuel expense decreased $7.4 million, or 62%, for the three months ended March 31, 2009.  This decline is primarily related to the decrease in the average price of fuel.  Colgan’s average price paid per gallon decreased 48% during the three months ended March 31, 2009, as compared to the same periods in 2008.  In addition, gallons consumed decreased by 29% for the three months ended March 31, 2009, due to the retirement of several of our Saab and Beech aircraft.  Aircraft fuel associated with our Q400 operations is provided at no cost under the Continental CPA.

Commissions and passenger related expenses decreased by $1.3 million, or 26%, for the three months ended March 31, 2009.  This is attributable to the 28% decrease in passengers carried by our pro-rate operations.

Depreciation and amortization expense increased by $1.8 million for the three ended March 31, 2009.  This is primarily related to depreciation expense related to the Q400 aircraft, which were added to our in fleet throughout 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other expenses decreased by $1.8 million, or 35%, during the three months ended March 31, 2009, as compared to the same period in 2008.  During the three months ended March 31, 2009, we recorded a reduction to expense of $0.8 million related to the excess of property insurance proceeds received over the cost basis of the Q400 aircraft that was destroyed in Flight 3407.  In addition, crew overnight accommodations expense and pilot training expense decreased by $0.8 million, primarily as a result of reduced levels of training in 2009.

Aircraft lease return costs of $0.4 million for the three months ended March 31, 2009 related to certain maintenance costs necessary to restore certain Saab and Beech aircraft to a condition suitable for return to the lessor.

Liquidity and Capital Resources

We generate cash primarily by providing regional airline and related services to our code-share partners and passengers.  As of March 31, 2009, we had cash and cash equivalents of $57.6 million.  Net cash provided by operations was $6.4 million for the three months ended March 31, 2009.  Additionally, we received a 2008 federal income tax refund of approximately $32.0 million on April 1, 2009. We do not anticipate making federal income tax payments in 2009 and 2010 due to the accelerated depreciation recognized for tax purposes related to our newly acquired CRJ-900 and Q400 aircraft, and we anticipate a similar approximately $30 million federal tax refund in 2010 related to the 2009 tax year.

As of March 31, 2009, we had $131.0 million par amount of Auction Rate Securities instruments (“ARS”), which are currently illiquid.  In response to the failure of the ARS market, the bank that structured and sold to us our ARS portfolio provided us with a margin loan facility (the “Credit Facility”).  The Credit Facility had an initial maximum borrowing amount of $60.0 million but was subsequently amended twice to increase the borrowing amount up to $90.0 million.  The Credit Facility is pre-payable at any time prior to maturity.  The interest rate on $80.0 million under the Credit Facility is indexed to LIBOR and was 2.5% at March 31, 2009.  The interest rate on the remaining $10.0 million under the Credit Facility is indexed to the Federal Funds Rate and was 2.7% at March 31, 2009.  In February 2009, we amended the Credit Facility to, among other items, extend the maturity date to January 31, 2010.  The Credit Facility includes both financial covenant and margin requirements, with which we remain fully compliant, as discussed in Note 4, Borrowings, in Item 1 of this Form 10-Q.  Amounts outstanding under the Credit Facility as of March 31, 2009 were $90.0 million.

In February 2005, we issued $121.0 million principal amount of our 3.25% senior convertible notes due 2025 (the “Notes”).  The Notes bear interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year.  The Notes are convertible into a combination of cash and common stock at a conversion price of approximately $13.22.  The Notes are convertible in any quarter subsequent to a quarter in which the closing price of our common stock exceeds $15.86 for 20 of the last 30 trading days.  This condition was not met during the first quarter of 2009, and consequently the Notes are not convertible at this time.  Holders of the Notes have the right on February 15, 2010 (the “Put Date”) to require us to repurchase the Notes at the current outstanding par value of $109.0 million plus accrued and unpaid interest.  As a result, the entire $100.1 million carrying amount of the Notes is classified as a current liability on our condensed consolidated balance sheet as of March 31, 2009.

In January 2009, we repurchased $12.0 million par amount of the Notes for approximately $8.9 million plus accrued interest, resulting in the current outstanding par amount of $109.0 million.  While we anticipate positive cash flow from our operations during 2009, we do not believe that we will have sufficient cash resources to fully repay this obligation in February 2010 without raising additional capital.  We are actively pursuing various capital raising efforts discussed below.  We may purchase additional Notes during 2009 to the extent that Notes are offered for sale below par and to the extent that our resources allow.

We are in discussions with the bank that structured and sold to us our ARS portfolio to obtain additional capital.  Such discussions include potential resolution of the situation by selling our ARS portfolio to the bank in exchange for a release of potential legal liability related to the failure of the ARS market, or an increase in the amount of funds available under the Credit Facility.  In the event a resolution is not achieved in the near future, we may be forced to pursue our legal remedies against the bank.  We cannot predict the timing of concluding these discussions or that the discussions will result in an outcome that is satisfactory to us.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

 We are also in negotiations with a party to execute a term loan secured by our spare parts.  We currently anticipate executing this transaction during the second quarter of 2009.  This spare parts term loan and the potential to obtain additional capital associated with our ARS portfolio will assist us in our efforts to increase our cash balances prior to the Put Date, although no assurance can be given that we will successfully complete either capital raising initiative.  To the extent that we are not successful in achieving the cash balance necessary to repay any Notes that are tendered in 2010 and maintain our operating liquidity, then we may attempt to negotiate with holders of the Notes to extend the Put Date or otherwise modify the terms of the Notes.

In February 2007 we entered into a purchase agreement for up to 25 firm and 20 option Q400 aircraft with Bombardier, Inc.  Under the agreement, we were obligated to purchase a minimum of 15 Q400 regional aircraft, which we satisfied during 2008.  In January 2009, we modified the purchase agreement to exercise our right to purchase the remaining ten firm Q400 aircraft and five of the option Q400 aircraft, which will be delivered between August 2010 and April 2011.  The contractual obligations table in our 2008 Form 10-K included amounts related to this purchase commitment.  We also secured additional options to acquire 15 Q400 option aircraft that would be delivered in 2013.  Upon completion of this amendment, we now have optional rights to acquire a total of 30 Q400 aircraft, 15 of which would deliver in 2011 and 15 of which would deliver in 2013.

In April 2007, Delta assigned to us its rights to purchase 16 CRJ-900 aircraft from Bombardier, Inc.  As of March 31, 2009, we had accepted delivery of 14 of these aircraft.  We will take delivery of the remaining two aircraft during the second quarter of 2009.  Under the DCA, Delta has the right to require us to purchase and operate an additional seven CRJ-900 aircraft.

We are required to make pre-delivery payments to Bombardier for the 15 firm Q400 aircraft that we have on order, which will be made from January 2009 to October 2010.  Approximately 85% of the remaining pre-delivery payments to be made in 2009 and 2010 will be financed under a pre-delivery payment financing facility provided by Export Development Canada (“EDC”).  The remaining amount of approximately $5 million will be funded through our internal capital resources.  This unfinanced portion of our pre-delivery payment requirements is not scheduled to be paid until the second quarter of 2010 after the Put Date related to our senior convertible notes previously discussed.   The interest rate associated with this pre-delivery payment facility is indexed to LIBOR, and was 4.1% as of March 31, 2009.  The outstanding balance of these borrowings as of March 31, 2009 was $4.9 million.  As each aircraft is delivered to us, we repay the associated borrowings.

Upon delivery of our CRJ-900 and Q400 aircraft, we obtained long-term financing, ranging from 10 to 15 years, for 85% of the aircraft purchase price, the balance of which was $492.3 million at March 31, 2009.  We have also obtained a commitment from EDC to finance 85% of the purchase price of the remaining aircraft on order from the delivery date of each aircraft.  In addition to utilizing EDC’s offer for debt financing, we expect to seek operating lease financing for some of our remaining Q400 deliveries to reduce the amount of initial capital required to obtain the aircraft and to potentially more favorably utilize certain income tax benefits.

We maintained a revolving line of credit with an institutional lender for a principal amount not to exceed $8.5 million or 75% of the net unpaid balance of our Colgan subsidiary’s eligible accounts receivable.  This instrument had an interest rate of Prime plus 0.25%, which was 3.5% as of March 31, 2009.  Amounts outstanding under the line of credit were $4.9 million at March 31, 2009.  This facility matured on April 15, 2009 and all amounts outstanding were repaid.

We reached a settlement agreement with the Internal Revenue Service (the “Service”) concerning their examination of our federal income tax returns for 2003, 2004, and 2005.  The Service had initially proposed a number of adjustments to the Company’s returns totaling approximately $35 million of additional tax, plus accrued interest and penalties on these proposed adjustments.  We agreed to pay approximately $3 million of additional income tax and accrued interest in settlement of all open tax matters for these years.  With this agreement, the Service has completed its examination of our federal tax filings for 2003, 2004 and 2005.  We anticipate paying this settlement amount to the Service during the next few months.

Operating activities. Net cash provided by operating activities was $6.4 million during the three months ended March 31, 2009.  Net cash used in operating activities was $17.2 million during the three months ended March 31, 2008.  This was due primarily to the $23.9 million in hedge related payments.  This decrease in cash was offset by various changes in our operating assets and liabilities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing activities.  Net cash provided by investing activities for the three months ended March 31, 2009 was $5.0 million.  This was primarily attributable to insurance proceeds of $3.6 million and proceeds from redemptions of ARS of $2.7 million, offset by $1.3 million in cash purchases of property and equipment.

Net cash provided by investing activities for the three months ended March 31, 2008 was $42.6 million.  This was primarily attributable to net proceeds of investments in ARS of $50.8 million, offset by $8.3 million in cash purchases of property and equipment, primarily consisting of flight equipment.

We expect non-aircraft cash capital expenditures for the remainder of 2009 to be approximately $5 to $7 million. We expect to fund the non-aircraft capital expenditures with existing cash resources and cash flows generated from our operations.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2009 totaled $23.3 million.  This was primarily related to $8.9 million used to repurchase a portion of the Company’s Notes, $4.1 million for the early repayment of pre-delivery payment financing facilities for the last two CRJ-900 aircraft that the Company has on order, and $10.3 million in principal repayments on other debt obligations.

Net cash provided by financing activities for the three months ended March 31, 2008 totaled $24.7 million.  During the quarter, we received $71.8 million in debt proceeds, primarily related to the Credit Facility.  This was offset by $26.0 million of principal payments on debt obligations, primarily related to our pre-delivery payment facilities, and the $20.0 million purchase of our Series A Preferred Share from Northwest on January 4, 2008.

Deferred tax asset.  We have recorded a deferred tax asset of $39.6 million related to future tax benefits.  This primarily relates to future tax benefits we will receive for our deferred CRJ-200 ASA revenue.  We are recognizing the deferred CRJ-200 ASA revenue over the 11-year term of the CRJ-200 ASA.

Guarantees and indemnifications.  We maintain certain standby letter of credit facilities for various vendors.  As of March 31, 2009 and December 31, 2008, we had $3.0 million outstanding under these facilities, which are collateralized by $3.0 million that we have invested in certificates of deposit or similar instruments.  Total amounts invested in certificates of deposit and other similar instruments were $8.6 million and $5.4 million at March 31, 2009 and December 31, 2008, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Because the majority of our contracts are capacity purchase agreements, our exposure to market risks such as commodity price risk (e.g., aircraft fuel prices) is primarily limited to our pro-rate operations, which comprise 16% of our consolidated revenues.  With our 2007 acquisition of Colgan and our contracts with Delta and Continental that include the purchase of aircraft, we are exposed to commodity price and interest rate risks as discussed below.

Commodity Price Risk

Our pro-rate operations include exposure to certain market risks primarily related to aircraft fuel, which recently has been extremely volatile.  Aviation fuel expense is a significant expense for any air carrier, and even marginal changes in the cost of fuel greatly affect a carrier’s profitability.  Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply.  While our capacity purchase agreements require that fuel be provided to us at no cost, thereby reducing our overall exposure to fuel price fluctuations, our pro-rate code-share agreements with Continental, US Airways, and United expose us to fuel price risk.  Slightly offsetting our fuel risk, our agreement with Continental provides for an adjustment to the pro-rate revenue we receive from Continental based on projected changes in fuel prices.  For the projected annualized fuel consumption related to these agreements, each ten percent change in the price of jet fuel amounts to an approximate $1.8 million change in annual fuel costs.

Interest Rate Risk

Aircraft financing. We are exposed to interest rate risk from the time of entering into purchase commitments until the delivery of aircraft, at which time we receive permanent, fixed-rate financing for each aircraft.  As of March 31, 2009, we accepted delivery of 14 of 16 CRJ-900 aircraft and the remaining two delivered in the second quarter of 2009. In January 2009, we entered into a purchase agreement for 15 firm Q400 aircraft with Bombardier, which will be delivered between August 2010 and April 2011.  Should interest rate changes by 100 basis points before we take delivery, and assuming that we do not hedge the anticipated debt on the remaining CRJ-900 and Q400 aircraft, aggregate interest expense in the first year of financing would change by approximately $3.4 million.

Credit Facility. We are also exposed to interest rate risk on our revolving term loan with Citigroup (the “Credit Facility”), the balance of which was $90.0 million as of March 31, 2009.  Should interest rates change by 100 basis points, aggregate interest expense related to the Credit Facility over the next twelve months would change by approximately $0.7 million.

Investment income.  Our earnings are affected by fluctuations in interest rates due to the impact those changes have on the amount of interest income we earn from our investments, which primarily consists of ARS and taxable money market securities.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates on our interest income.  Based on our current ARS balance and other taxable money market securities, a 100 basis point change in interest rates would result in an increase or decrease in annual investment income of approximately $1.9 million.  See Note 10 in Item 1 of this Form 10-Q for additional information about ARS.

Senior convertible notes. While we pay interest on the Notes at a fixed rate of 3.25%, the fair value of the Notes is sensitive to changes in interest rates and to changes in the market price of our common stock.  Interest rate changes may result in increases or decreases in the fair value of the Notes due to differences between market interest rates and rates in effect at the inception of the obligation.  The fair value of the Notes may also increase or decrease with differences between the current market price of our common stock and the market price on the original issuance date of the Notes.  Unless we elect to repurchase additional Notes in the open market, changes in their fair value have no impact on our consolidated financial statements as a whole. The estimated fair value of the Notes on May 1, 2009 was approximately $87.5 million, based on quoted market prices.

Item 4. Controls and Procedures

The Company, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There has been no change in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Colgan Flight 3407.  On February 12, 2009, Colgan Flight 3407, operated for Continental under the Company’s Continental CPA, crashed in a neighborhood near the Buffalo Niagara International Airport in Buffalo, New York. All 49 people aboard, including 45 passengers and four members of the flight crew, died in the accident. Additionally, one individual died inside the home destroyed by the aircraft’s impact, increasing the total fatality count to 50 individuals.  Several lawsuits related to this accident have been filed against the Company, and additional litigation is anticipated.  We carry aviation risk liability insurance and believe that this insurance is sufficient to cover any liability arising from this accident.

Item 1A. Risk Factors.

    There are no material changes to the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

10.8†	Pinnacle Airlines Corp. 2003 Stock Incentive Plan (Incorporated by reference to the S-1)
10.9	Form of Incentive Stock Option Agreement for options granted under the Pinnacle Airlines Corp. 2003 Stock Incentive Plan (Incorporated by reference to the S-1)
10.10†	Pinnacle Airlines, Inc. Annual Management Bonus Plan (Incorporated by reference to the S-1)

Exhibit
Number	Description

10.11	Amended and Restated Sublease Agreement dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (SBN Facilities) (Incorporated by reference to the S-1)
10.12	Sublease Agreement dated as of August 1, 2002 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (TYS Facilities) (Incorporated by reference to the S-1)
10.13	Form of Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (DTW Facilities) (Incorporated by reference to the S-1)
10.14	Form of Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MEM Facilities) (Incorporated by reference to the S-1)
10.15	Form of Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MSP Facilities) (Incorporated by reference to the S-1)
10.16	Intentionally omitted
10.17	Intentionally omitted
10.18	Lease Guaranty issued by the Registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.19	Sublease Guaranty issued by the Registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.20	Airline Services Agreement dated as of March 1, 2002 among the Registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.21	Airline Services Agreement dated as of January 14, 2003 among the Registrant, Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
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

10.73	Third Amendment, dated as of January 13, 2009, to the Capacity Purchase Agreement between Continental Airlines, Inc., the Registrant, and Colgan Air, Inc., dated as of February 2, 2007
10.74	Loan Agreement, dated as of January 30, 2009, between Colgan Air, Inc., and Export Development Canada
10.75
Change Order No. 16, dated as of January 13, 2009, and Change Order No. 18, dated as of February 6, 2009, to the Purchase Agreement between Bombardier Inc. and the Registrant, relating to the purchase of Bombardier Q400 series aircraft, dated as of February 17, 2007

10.76	United Express Agreement, dated as of November 1, 2008, between United Air Lines, Inc. and Colgan Air, Inc.
10.99.1#	Form of Promissory Note issued by Pinnacle Airlines, Inc. to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.2#	Form of Guaranty of Promissory Note issued by Registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.3#	Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)

Exhibit
Number                  Description
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

10.99.8#	Guaranty dated as of January 14, 2003 issued by Registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

21.1	List of Subsidiaries (Incorporated by reference to the S-1)
23.1	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32	Certifications of CEO and CFO

*	Filed herewith
†	Management contract or compensatory plan or arrangement
#                             Cancelled agreement referenced in this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE AIRLINES CORP.
By:	/s/ Philip H. Trenary
Philip H. Trenary
Date: May 7, 2009	President and Chief Executive Officer

By:	/s/ Peter D. Hunt
Peter D. Hunt
Date: May 7, 2009	Vice President and Chief Financial Officer