Form 10-Q
period 2009-06-30
PINNACLE AIRLINES CORP
filed 2009-08-07
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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

Yes ☐	No ☐

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

As of August 1, 2009, 18,342,334 shares of common stock were outstanding.

Part 1.  Financial Information

Item 1.  Financial Statements

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2009	2008
		(Restated)
Operating revenues
Regional airline services	$209,212	$219,013
Other	2,051	2,141
Total operating revenues	211,263	221,154
Operating expenses
Salaries, wages and benefits	55,757	55,761
Aircraft rentals	30,094	32,507
Ground handling services	22,196	23,672
Aircraft maintenance, materials and repairs	24,800	23,775
Other rentals and landing fees	17,925	17,310
Aircraft fuel	5,254	14,899
Commissions and passenger related expense	5,227	7,430
Depreciation and amortization	8,782	6,609
Other	17,512	24,106
Impairment and aircraft retirement charges	1,533	12,619
Total operating expenses	189,080	218,688

Operating income	22,183	2,466

Operating income as a percentage of operating revenues	10.5%	1.1%
Nonoperating (expense) income
Interest income	759	1,724
Interest expense	(12,930)	(11,241)
Net investment loss	(334)	(8,675)
Miscellaneous (expense) income , net	(12)	148
Total nonoperating expense	(12,517)	(18,044)
Income (loss) before income taxes	9,666	(15,578)
Income tax (expense) benefit	(3,673)	2,664
Net income (loss)	$5,993	$(12,914)

Basic and diluted earnings (loss) per share	$0.33	$(0.72)

Shares used in computing basic earnings (loss) per share	17,970	17,869
Shares used in computing diluted earnings (loss) per share	17,979	17,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Six Months Ended June 30,
	2009	2008
		(Restated)
Operating revenues
Regional airline services	$415,136	$420,172
Other	3,949	5,323
Total operating revenues	419,085	425,495
Operating expenses
Salaries, wages and benefits	112,597	109,204
Aircraft rentals	60,586	66,028
Ground handling services	48,658	51,061
Aircraft maintenance, materials and repairs	49,489	45,649
Other rentals and landing fees	36,328	32,754
Aircraft fuel	9,771	26,772
Commissions and passenger related expense	10,054	14,255
Depreciation and amortization	17,363	10,980
Other	33,141	46,922
Impairment and aircraft retirement charges	1,980	12,619
Total operating expenses	379,967	416,244

Operating income	39,118	9,251

Operating income as a percentage of operating revenues	9.3%	2.2%
Nonoperating (expense) income
Interest income	1,665	4,038
Interest expense	(22,723)	(18,437)
Net investment loss	(289)	(8,675)
Miscellaneous income (expense), net	344	(26)
Total nonoperating expense	(21,003)	(23,100)
Income (loss) before income taxes	18,115	(13,849)
Income tax benefit	6,721	2,171
Net income (loss)	$24,836	$(11,678)

Basic and diluted earnings (loss) per share	$1.38	$(0.65)

Shares used in computing basic earnings (loss) per share	17,968	17,864
Shares used in computing diluted earnings (loss) per share	17,974	17,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2009	December 31, 2008
Assets	(Unaudited)	(Restated)
Current assets
Cash and cash equivalents	$94,209	$69,469
Restricted cash	4,758	5,417
Receivables, net	30,420	31,619
Spare parts and supplies, net	17,827	17,106
Prepaid expenses and other assets	6,136	8,160
Assets held for sale	1,020	2,786
Deferred income taxes, net of allowance	10,495	13,908
Income taxes receivable	33,708	31,117
Total current assets	198,573	179,582
Property and equipment
Flight equipment	754,831	721,499
Aircraft pre-delivery payments	10,022	5,721
Other property and equipment	46,480	46,218
Less accumulated depreciation	(69,381)	(53,507)
Net property and equipment	741,952	719,931

Investments	116,433	116,900
Deferred income taxes, net of allowance	588	40,847
Other assets	329,141	33,724
Debt issuance costs, net	3,409	3,711
Goodwill	18,422	18,422
Intangible assets, net	13,751	14,585
Total assets	$1,422,269	$1,127,702

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$33,878	$32,116
Bank line of credit	-	8,275
Credit facility	85,767	-
Senior convertible notes	102,504	10,754
Pre-delivery payment facility	-	4,075
Accounts payable	25,579	30,431
Deferred revenue	24,363	23,851
Accrued expenses and other current liabilities	54,513	74,669
Total current liabilities	326,604	184,171

Senior convertible notes	-	97,683
Noncurrent pre-delivery payment facility	4,910	-
Long-term debt, less current maturities	513,741	502,741
Credit facility	-	90,000
Deferred revenue, net of current portion	185,349	192,191
Other liabilities	303,597	5,182

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,792,426 and 22,514,782 shares issued, respectively	228	225
Treasury stock, at cost, 4,450,092 shares	(68,152)	(68,152)
Additional paid-in capital	120,803	119,610
Accumulated other comprehensive loss	(10,870)	(17,172)
Retained earnings	46,059	21,223
Total stockholders’ equity	88,068	55,734
Total liabilities and stockholders’ equity	$1,422,269	$1,127,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)
	Six Months Ended June 30,
	2009	2008
Operating activities		(Restated)

Net income (loss)	$24,836	$(11,678)
Adjustments to reconcile net income to cash provided by operating activities:
Impairment charges	-	10,557
Depreciation and amortization	20,260	12,232
Loss on ineffective portion of derivative	1,424	-
Net investment loss	334	8,675
Interest accretion, net	3,948	4,696
Gain on debt extinguishment	(1,861)	-
Excess of insurance proceeds over cost basis of aircraft	(842)	-
Deferred income taxes	42,255	5,538
Recognition of deferred revenue	(11,600)	(12,500)
Other	4,921	4,901
Changes in operating assets and liabilities:
Restricted cash	659	379
Receivables	1,200	(3,576)
Prepaid expenses and other assets	(588)	(1,074)
Insurance proceeds	2,350	1,606
Hedge related payments	-	(20,463)
Spare parts and supplies	(1,898)	(4,769)
Income taxes receivable	(2,591)	(11,149)
Accounts payable and accrued expenses	(5,969)	12,924
Change in unrecognized tax benefits and related interest	(19,356)	-
Increase in deferred revenue	5,270	2,742
Cash provided by (used in) operating activities	62,752	(959)
Investing activities
Purchases of property and equipment	(5,498)	(19,505)
Insurance proceeds related to property and equipment	3,576	-
Proceeds from sales of property and equipment	-	142
Purchases of auction rate securities	-	(82,200)
Proceeds from auction rate securities redemptions and sales	5,650	132,950
Cash provided by investing activities	3,728	31,387
Financing activities
Proceeds from debt	526	91,810
Payments on debt, bank line of credit, credit facility and pre-delivery payment facility	(41,352)	(61,462)
Purchase of Series A Preferred Share	-	(20,000)
Other financing activities	(914)	(2,333)
Cash (used in) provided by financing activities	(41,740)	8,015
Net increase in cash and cash equivalents	24,740	38,443
Cash and cash equivalents at beginning of period	69,469	26,785
Cash and cash equivalents at end of period	$94,209	$65,228
Noncash investing and financing activities
Property and equipment acquired through the issuance of debt	$48,477	$331,345
Debt retired with insurance proceeds	15,424	-
Unrealized gain on auction rate securities	(4,598)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INDEX

1. Description of Business	7. Earnings (Loss) Per Share
2. Liquidity Discussion	8. Share-Based Compensation
3. Code-share Agreements with Partners	9. Income Taxes
4. Borrowings	10. Investments and Fair Value Measurements
5. Derivatives	11. Commitments and Contingencies
6. Comprehensive Income (Loss)	12. Segment Reporting

1.  Description of Business and Basis of Presentation

Pinnacle Airlines Corp. and its wholly owned subsidiaries, Pinnacle Airlines, Inc. and Colgan Air, Inc., are collectively referred to in this report as the “Company,” except as otherwise noted.  The Company’s subsidiaries will be referred to as “Pinnacle” for Pinnacle Airlines, Inc. and “Colgan” for Colgan Air, Inc.

Pinnacle operates an all-regional jet fleet providing regional airline capacity to Delta Air Lines, Inc. and its subsidiaries (“Delta”) at its hub airports in Atlanta, Detroit, Memphis, and Minneapolis/St. Paul.  At June 30, 2009, Pinnacle operated 124 Canadair Regional Jet (“CRJ”)-200 aircraft under Delta brands with approximately 695 daily departures to 116 cities in 34 states, the District of Columbia and four Canadian provinces.  Pinnacle also operated a fleet of 16 CRJ-900 aircraft as a Delta Connection carrier with approximately 91 daily departures to 34 cities in 17 states, the District of Columbia, Belize, Mexico, Turks and Caicos Islands, and the U.S. Virgin Islands.

Colgan operates an all-turboprop fleet under a regional airline capacity purchase agreement with Continental Airlines, Inc. (“Continental”), and also under revenue pro-rate agreements with Continental, United Air Lines, Inc. (“United”) and US Airways Group, Inc. (“US Airways”).  As of June 30, 2009, Colgan operated a fleet of 14 Q400 aircraft under a capacity purchase agreement with Continental, providing 90 daily departures to 17 cities in 11 states, the District of Columbia and two Canadian provinces. Colgan also operated 34 Saab aircraft under its pro-rate operations with approximately 234 daily departures to 43 destinations in ten states and the District of Columbia.

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

All amounts contained in the notes to the condensed consolidated financial statements are presented in thousands, with the exception of years, per share amounts and number of aircraft.  Certain reclassifications have been made to conform prior year financial information to the current period presentation.  In addition, certain prior period amounts have been restated to conform with the provisions of the newly adopted Financial Accounting Standards Board Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  See Note 4 for further discussion of FSP APB 14-1.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

1.  Description of Business and Basis of Presentation (continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 established standards for accounting for and disclosing subsequent events (events that occur after the balance sheet date, but before financial statements are issued or are available to be issued).  SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued.  This standard is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on the Company’s statement of operations or balance sheet.  For the three months ended June 30, 2009, the Company has considered subsequent events through August 7, 2009, which is the date its Condensed Consolidated Financial Statements were filed with the Securities and Exchange Commission on Form 10-Q.

2.  Liquidity Discussion

As discussed in greater detail in Note 4, the Company has outstanding $109,000 of its 3.25% senior convertible notes (“the Notes”) with a final maturity date in February 2025.  However, the holders of the outstanding Notes may contractually tender them to the Company on February 15, 2010 (the “Put Date”) for a cash payment equal to the $109,000 par amount.   The Company has undertaken several initiatives to increase its cash resources by the Put Date.

On July 30, 2009, the Company completed a $25,000, three-year term loan financing secured by its pool of spare rotable and expendable aircraft parts (the “Spare Parts Loan”).  The Spare Parts Loan includes a financial covenant to maintain certain liquidity levels at the end of each month and at specified times preceding the maturity date or call date of certain other indebtedness.  See Note 4 for further discussion of the Spare Parts Loan.

In addition, the Company owns $128,050 par amount of auction rate securities (“ARS”).  Due to unprecedented events in the credit markets during 2008, these investments became illiquid and suffered a decline in fair value.  In reaction to the failure of the ARS market, the bank that structured and sold the Company the portfolio of ARS provided a $90,000 short-term credit facility (the “Credit Facility”), of which $85,767 was outstanding and available for borrowing at June 30, 2009.  The Credit Facility currently expires in January 2010 and is collateralized by the Company’s ARS portfolio.  The Company is in discussions with this bank to settle this matter through a sale of the Company’s ARS to the bank at a discount to par.  The Company expects that this settlement could result in additional cash proceeds after repayment of the related Credit Facility, but the amount and timing of this settlement is still subject to final negotiation.

At June 30, 2009, the Company had $94,209 of unrestricted cash and cash equivalents.   The Spare Parts Loan and the potential to obtain additional capital associated with its ARS portfolio will greatly enhance the Company’s efforts to increase its cash balance prior to the Put Date for the Notes.  However, the Company also has general working capital requirements for its operations, and must also meet the minimum liquidity covenants contained in the Spare Parts Loan.   Although management believes it will be able to meet these requirements if the Company successfully completes a settlement related to its ARS, no assurance can be given that the Company will complete a settlement, or that the combined resources (inclusive of a settlement) of the Company will be sufficient to meet its obligation related to the Notes, its working capital requirements, and its minimum liquidity covenants.  For additional information regarding the Company’s liquidity, please refer to Management’s Discussion and Analysis included in Item 2 of this Form 10-Q.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

3.  Code-Share Agreements with Partners

The Company’s operating contracts fall under two categories: capacity purchase agreements and revenue pro-rate agreements.  The following is a summary of the percentage of regional airline services revenue attributable to each contract type and code-share partner for the three and six months ended June 30, 2009.

	Three Months Ended June 30, 2009
	Percentage of Regional Airline Services Revenue
Source of Revenue	Capacity Purchase Agreements	Pro-Rate Agreements	Total
Delta	73%	-	73%
Continental	8%	7%	15%
US Airways	-	4%	4%
United	-	6%	6%
Essential Air Service	-	2%	2%
Total	81%	19%	100%

	Six Months Ended June 30, 2009
	Percentage of Regional Airline Services Revenue
Source of Revenue	Capacity Purchase Agreements	Pro-Rate Agreements	Total
Delta	74%	-	74%
Continental	8%	7%	15%
US Airways	-	4%	4%
United	-	5%	5%
Essential Air Service	-	2%	2%
Total	82%	18%	100%

Recent Developments

In January 2009, the Company amended its capacity purchase agreement with Continental to operate an additional 15 Q400 aircraft, beginning in September 2010.  These additional aircraft have scheduled delivery dates from August 2010 through April 2011.

4.  Borrowings

Senior Convertible Notes

In February 2005, the Company completed the private placement of $121,000 principal amount of 3.25% senior convertible notes due February 15, 2025 (the "Notes"), of which $109,000 par amount remains outstanding as of June 30, 2009.  If certain conditions are met, the Notes are convertible into a combination of cash and common stock equivalent to the value of 75.6475 shares of the Company’s common stock per $1 par amount of Notes, or a conversion price of $13.22 per share.

Beginning on February 15, 2010 the Company may redeem the Notes for cash, in whole or in part at any time or from time to time.  The Company will give not less than 30 days’ or more than 60 days’ notice of redemption by mail to holders of the Notes.  If the Company elects to redeem the Notes, it will pay a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to the redemption date. The holders of the Notes may require the Company to purchase all or a portion of their Notes for cash on February 15, 2010, February 15, 2015 and February 15, 2020 at a purchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any.  As a result, the entire obligation is shown as a current liability in the Company’s condensed consolidated balance sheet as of June 30, 2009.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

4.  Borrowings (continued)

New Accounting Standard

In May 2008, the FASB affirmed Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1"), which became effective for and was adopted by the Company beginning January 1, 2009.  FSP APB 14-1 changes the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  FSP APB 14-1 requires bifurcation of the value of the convertible instrument upon its issuance into the component that represented debt and the component that represented the imbedded equity option.  The value of the imbedded equity option is reclassified to additional paid-in capital.  The resulting discount on the par amount of the debt is recognized as interest expense in the Company’s consolidated statement of operations over the expected term of the debt.

FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented.  The cumulative effect of the changes in accounting principle on periods prior to those presented is recognized as of the beginning of the first period presented with an offsetting adjustment made to the opening balance of retained earnings for that period.  As a result, the Company recorded a net $12,565 reduction to the January 1, 2008 balance of retained earnings to apply the provisions of FSP APB 14-1 from the February 15, 2005 issuance date of the Notes.

The Company estimated the fair value of the Notes as of the date of issuance.  The difference between the fair value and the principal amounts of the Notes was $44,046.  This amount was retrospectively applied to the Company’s financial statements from the issuance date, and was retrospectively recorded as a debt discount and as an increase to additional paid-in capital, net of tax.  The discount is being amortized over the expected five-year life of the Notes resulting in an increase to interest expense in historical and future periods. The following reconciles the Company’s consolidated statements of operations for the three and six months ended June 30, 2008 and its condensed consolidated balance sheet as of December 31, 2008, as originally reported to the restated statements contained in these financial statements.

	Three Months Ended June 30, 2008
	As Reported	Adjustments	Restated
Operating income	$ 2,466	$ -	$ 2,466

Nonoperating (expense) income
Interest income	1,724	-	1,724
Interest expense	(8,816)	(2,425)	(11,241)
Net investment loss	(8,675)	-	(8,675)
Miscellaneous income	148	-	148
Total nonoperating expense	(15,619)	(2,425)	(18,044)
Loss before income taxes	(13,153)	(2,425)	(15,578)
Income tax benefit	1,702	962	2,664
Net loss	$ (11,451)	$ (1,463)	$ (12,914)

Basic and diluted loss per share	$ (0.64)	$ (0.08)	$ (0.72)

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

4.  Borrowings (continued)

	Six Months Ended June 30, 2008
	As Reported	Adjustments	Restated
Operating income	$ 9,251	$ -	$ 9,251

Nonoperating (expense) income
Interest income	4,038	-	4,038
Interest expense	(13,663)	(4,774)	(18,437)
Net investment loss	(8,675)	-	(8,675)
Miscellaneous expense	(26)	-	(26)
Total nonoperating expense	(18,326)	(4,774)	(23,100)
Loss before income taxes	(9,075)	(4,774)	(13,849)
Income tax benefit	277	1,894	2,171
Net loss	$ (8,798)	$ (2,880)	$ (11,678)

Basic and diluted loss per share	$ (0.49)	$ (0.16)	$ (0.65)

	As of December 31, 2008
	As Reported	Adjustments	Restated
Current deferred tax asset	$ 14,338	$ (430)	$ 13,908
Total current assets	180,012	(430)	179,582

Net property and equipment	717,971	1,959	719,930
Noncurrent deferred tax asset	45,004	(4,157)	40,847
Debt issuance costs, net	6,505	(2,794)	3,711
Total assets	1,133,122	(5,420)	1,127,702

Senior convertible notes	121,000	(12,563)	108,437

Additional paid-in capital	93,812	25,798	119,610
Retained earnings	39,878	(18,655)	21,223
Total liabilities and stockholders’ equity	$ 1,133,122	$ (5,420)	$ 1,127,702

In January 2009, the Company repurchased $12,000 par value of the Notes for $8,870 plus accrued and unpaid interest.  The book value of that portion of the Notes at the time of the repurchase was $10,801.  As a result, the Company recorded a gain on debt extinguishment of $1,931 during the three months ended March 31, 2009.

As a result of the adoption of FSP APB 14-1, interest expense increased by $2,545 and $5,059 for the three and six months ended June 30, 2009.  Income before income taxes, net income and EPS decreased by $2,545, $1,539, and $0.09, respectively, for the three months ended June 30, 2009, and by $5,058, $3,058, and $0.17, respectively, for the six months ended June 30, 2009.

The unamortized discount of the liability component was $6,496 and $12,563 at June 30, 2009 and December 31, 2008, respectively.  This discount will be amortized through February 15, 2010.  The fair value of the Notes as of June 30, 2009 and December 31, 2008 was $90,470 and $80,465, respectively.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

4.  Borrowings (continued)

The following table provides additional information about the Company’s Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Effective interest rate on liability component	13.5%	13.5%	13.5%	13.5%
Interest cost recognized as amortization of the discount of liability component	2,449	2,386	4,867	4,696
Cash interest cost recognized (coupon interest)	886	983	1,778	1,966

Credit Facility

In March 2008, the Company entered into a revolving term loan (the “Credit Facility”) with Citigroup Global Markets, Inc. (“Citigroup”).  The Credit Facility provided for advances up to $60,000 and is collateralized by the Company’s ARS portfolio. The Company amended the Credit Facility in June 2008, with the primary purpose of increasing the eligible amount for borrowing from $60,000 to $80,000, and again in November 2008 to increase the eligible amount for borrowing from $80,000 to $90,000.  The agreement allowed up to $80,000 of the proceeds to be used to support the Company’s aircraft purchases and for general working capital purposes.  The remaining $10,000, of which $5,767 was outstanding and available at June 30, 2009, was restricted for use to retire other outstanding debt, which the Company used to repurchase $12,000 par value of the Notes in January 2009 and to repay a portion of its pre-delivery deposit financing facility as aircraft delivered in December.

The Credit Facility is pre-payable at any time prior to maturity in January 2010.  The first $80,000 of the Credit Facility carries an interest rate indexed to LIBOR, which was 2.3% as of June 30, 2009.  The additional $5,767 carries an interest rate that is indexed to the Federal Funds Rate and was 2.7% at June 30, 2009.  As of June 30, 2009 and December 31, 2008, the balance outstanding was $85,767 and $90,000, respectively. During the three months ended June 30, 2009, the Company made payments of $4,233 on the Credit Facility as a result of ARS redemptions received during the quarter.  The Credit Facility includes both covenant and margin requirements, including a loan-to-par value ratio, a loan-to-fair value ratio, and a net worth test.  Additionally, the Credit Facility includes a cross-default provision related to other indebtedness of the Company in excess of $5,000.  The Company is in compliance with these covenants.

Line of Credit

The Company maintained a revolving line of credit with an institutional lender for a principal amount not to exceed $8,500 or 75% of the net unpaid balance of Colgan’s eligible accounts receivable.  Amounts outstanding under this line of credit were $4,940 at December 31, 2008.  This instrument had an interest rate of Prime plus 0.25%, which was 3.50% as of December 31, 2008.  The line of credit expired on April 15, 2009, and the outstanding balance was paid in full.  There were no amounts outstanding under the line of credit at June 30, 2009.

Long-Term Notes Payable

Included in long-term notes payable are borrowings from Export Development Canada (“EDC”) for owned aircraft.  The borrowings are collateralized by the Company’s fleet of CRJ-900 and Q400 aircraft and bear interest rates ranging between 3.5% and 8.6% (inclusive of associated interest rate hedging activities) with maturities through the fourth quarter of 2023.  Amounts outstanding were $527,304 and $512,575 June 30, 2009 and December 31, 2008.  The fair value of the Company’s long-term notes payable as of June 30, 2009 and December 31, 2008 was $447,383 and $435,949, respectively.  These estimates were based on either market prices or the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar liabilities.

As discussed in Note 11, one of the Company’s Q400 aircraft was destroyed in an accident on February 12, 2009.  The insurance proceeds were used to retire the related debt of approximately $15,400 during the three months ended March 31, 2009.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

4.  Borrowings (continued)

As previously discussed, on January 13, 2009, the Company amended its Continental CPA to operate an additional 15 Q400 aircraft beginning in September 2010.  The aircraft have scheduled delivery dates from August 2010 through April 2011.  In connection with this amendment, the Company executed a new pre-delivery payment financing facility with EDC for up to $35,600 on substantially similar terms to its other pre-delivery payment facilities.  This instrument has an interest rate indexed to LIBOR, which was 4.13% as of June 30, 2009.  Amounts outstanding under this facility were $4,910 at June 30, 2009 and December 31, 2008, and were classified as long-term.

Subsequent Event

On July 30, 2009, the Company completed a $25,000, three-year term loan financing with C.I.T. Leasing and funded by CIT Bank (the “Spare Parts Loan”).  The Spare Parts Loan is secured by the Company’s pool of spare repairable, rotable and expendable parts and certain aircraft engines.  The interest rate for the Spare Parts Loan is a variable rate, which for the first interest period is indexed to LIBOR and is 8.5%. The Spare Parts Loan requires that the Company maintain a minimum liquidity level at the end of every month and at specified times preceding the maturity date or call date of certain other indebtedness. The Spare Parts Loan also has standard provisions relating to the Company’s obligation to timely repay the indebtedness and maintenance of the collateral base relative to the outstanding principal amount of the borrowing.  The proceeds of the Spare Parts Loan will be used by the Company to:  (i) refinance the Notes by either purchasing such Notes in the open market or repaying such Notes should the holders of the Notes tender them to the Company on the Put Date; (ii) repay other Company indebtedness to the extent the Put Date is extended beyond the Spare Parts Loan’s maturity date; or (iii) purchase inventory and replacement spare parts.

5.  Derivatives

As of June 30, 2009 and December 31, 2008, the Company had no outstanding interest rate derivatives.  The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2009:

Three Months Ended June 30,	Amount of Loss Reclassified from OCI into Income (Effective Portion) (2)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2009	$ (782)	$ -
2008	$ (587)	$ -

Six Months Ended June 30,	Amount of Loss Reclassified from OCI into Income (Effective Portion) (2)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2009	$ (1,598)	$ (1,424)(1)
2008	$ (784)	$ -

(1)
This charge is related to the debt that financed the Q400 aircraft that was destroyed in an accident during the three months ended March 31, 2009.  The associated debt was repaid during the first quarter of 2009.  This loss is included in miscellaneous nonoperating expense in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2009.

(2)
Derivatives classified as cash flow hedges include interest rate swaps.  Amounts reclassified from OCI into income are recorded in interest expense within the Company’s condensed consolidated statements of operations.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

5.  Derivatives (continued)

The losses from settled interest rates swaps recorded in other comprehensive income (“OCI”), net of tax and amortization, within the condensed consolidated balance sheets were $15,841 and $17,752 as of June 30, 2009 and December 31, 2008, respectively.  Included in the above total net realized losses from interest rate swaps as of June 30, 2009, are $3,042 in net unrealized losses that are expected to be amortized into earnings during the 12 months following June 30, 2009.

6.  Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related taxes, for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Restated)		(Restated)

Net income (loss)	$5,993	$(12,914)	$24,836	$(11,678)
Adjustments:
Retired Pilots’ Insurance Benefit Plan unrealized actuarial gain, net of tax of $4 and $8 in 2009 and $27 and $31 in 2008	(5)	(47)	(12)	(53)
Change in cash flow hedge unrealized loss, net of tax of $262 and $1,042 in 2009 and $2,903 and $3,799 in 2008	468	4,448	1,910	(5,820)
Unrealized gain on investments, net of tax of $194 in 2009 and $3,953 and $0 in 2008	4,404	6,002	4,404	-
Total comprehensive income (loss)	$10,860	$(2,511)	$31,138	$(17,551)

7.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Restated)		(Restated)

Net income (loss)	$5,993	$(12,914)	$24,836	$(11,678)
Basic earnings (loss) per share	$0.33	$(0.72)	$1.38	$(0.65)
Diluted earnings (loss) per share	$0.33	$(0.72)	$1.38	$(0.65)

Share computation:
Weighted average number of shares outstanding for basic earnings per share	17,970	17,869	17,968	17,864
Senior convertible notes	-	-	-	-
Share-based compensation (1)	9	-	6	-
Weighted average number of shares outstanding for diluted earnings per share	17,979	17,869	17,974	17,864

(1)
During the three months ended June 30, 2009 and 2008 options to acquire 1,725 and 919 shares, respectively, were excluded from the computation of diluted EPS as their impact was anti-dilutive. During the six months ended June 30, 2009 and 2008 options to acquire 1,678 and 927 shares, respectively, were excluded from the computation of diluted EPS as their impact was anti-dilutive.

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

2009
Expected price volatility	58.3%
Risk-free interest rate	1.4%
Expected lives (years)	5.0
Dividend yield	0.0%
Expected annual forfeiture rate	4.0%
Exercise price of option grants	$ 2.65
Fair value of option grants	$ 1.33

In January 2009, the Company awarded 278 shares of restricted stock to certain officers and members of the Board of Directors.  Using the straight-line method, the fair value of $738 is being expensed ratably over the three-year vesting period.  The grant date fair value of these shares was $2.65 per share, which was the closing stock price on the date of grant.

During the three and six months ended June 30, 2009, the Company recognized $584 and $1,362, respectively, of share-based compensation expense, and $616 and $1,373, respectively, for the same periods of the prior year.

The following table provides certain information with respect to the Company’s stock options:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,106	$ 13.09
Granted	626	2.65
Exercised	-	-
Expired	(5)	11.59
Forfeited	(8)	7.02
Outstanding at June 30, 2009	1,719	$ 9.32	7.4 years	$ -
Options exercisable at June 30, 2009	860	$ 12.57	5.8 years	$ -

The following table provides certain information with respect to the Company’s restricted stock:

	Restricted Stock
	Shares	Fair Value
Unvested at January 1, 2009	197	$ 2,599
Granted	278	738
Vested	(102)	(1,186)
Forfeited	-	-
Unvested at June 30, 2009	373	$ 2,151

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

The Company and the Service have agreed for the Company to pay approximately $3,000 of additional income tax and accrued interest in settlement of all open tax matters for these years.  With this agreement, the Service has completed its examination of the Company’s federal tax filings for 2003, 2004 and 2005.  The Company paid the settlement amount during the three months ended June 30, 2009.  As a result of the completion of this examination, the Company recorded during the three months ended March 31, 2009 a reduction to income tax expense of $13,551 and a pre-tax reduction to interest expense of $2,926.

The following summarizes the significant components of the Company’s income tax expense for the periods indicated:

	Three Months Ended June 30,
	2009		2008 (Restated)
	Dollars	Percent	Dollars	Percent
Income tax (expense) benefit at statutory rate	$(3,383)	(35.0)%	$5,452	(35.0)%
State income taxes, net of federal taxes	(181)	(1.9)%	314	(2.0)%
Settlements	(105)	(1.1)%	-	-
Tax-exempt income	70	0.7%	1,051	(6.7)%
Meals and entertainment	(91)	(0.9)%	(315)	2.0%
Valuation allowance	74	0.8%	(3,036)	19.5%
Other	(57)	(0.6)%	(802)	5.1%
Income tax (expense) benefit	$(3,673)	(38.0)%	$2,664	(17.1)%

	Six Months Ended June 30,
	2009		2008 (Restated)
	Dollars	Percent	Dollars	Percent
Income tax (expense) benefit at statutory rate	$(6,340)	(35.0)%	$4,847	(35.0)%
State income taxes, net of federal taxes	(282)	(1.5)%	359	(2.6)%
Settlements	13,401	74.0%	-	-
Tax-exempt income	219	1.2%	1,250	(9.0)%
Meals and entertainment	(246)	(1.4)%	(377)	2.7%
Valuation allowance	129	0.7%	(3,036)	21.9%
Other	(160)	(0.9)%	(872)	6.3%
Income tax benefit	$6,721	37.1%	$2,171	(15.7)%

The Company provides for interest and penalties accrued related to unrecognized tax benefits in nonoperating expenses.  As of June 30, 2009 and December 31, 2008, the Company had $306 and $3,692 of accrued interest and penalties, respectively.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

9. Income Taxes (continued)

The following table reconciles the Company’s beginning and ending unrecognized tax benefits balances:

2009
Unrecognized tax benefits balance at January 1	$ 16,518
Increases/(decreases) for prior period positions	(1,525)
Increases/(decreases) for current period positions	-
Settlements	(14,446)
Lapses of statutes	-
Unrecognized tax benefits balance at June 30	$ 547

The amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $547 as of June 30, 2009.

10. Investments and Fair Value Measurements

The Company invests excess cash balances primarily in short-term money market instruments.  Investments in marketable securities are classified as available-for-sale and presented at their estimated fair values based on quoted market prices for those securities, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Effective June 30, 2009, the Company adopted FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”).  The adoption of FSP FAS 115-2 had no material effect on the Company’s financial statements.

At June 30, 2009, the Company’s investment portfolio included ARS with fair values of $116,433, net of recognized losses of $11,617.  The majority of ARS are issued by U.S. states and political subdivisions of the states and typically have contractual maturities of more then ten years.  Due to their current illiquid state and management’s intent to hold the investments until their fair values recover, the Company classified investments in ARS as noncurrent assets on the Company’s consolidated balance sheet at June 30, 2009.  All income generated from these securities is earned from interest and dividends.

Fair Value Measurements

The Company’s borrowings and ARS holdings are required to be measured at fair value on a recurring basis, in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”).  The Company adopted the majority of the provisions of SFAS 157 on January 1, 2008 and fully adopted the standard on January 1, 2009.  Effective June 30, 2009, the Company adopted FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  The adoption of FSP FAS 157-4 had no material effect on the Company’s financial statements.

Due to events in the credit markets that predominantly began during the first quarter of 2008, there is no longer an active trading market for the Company’s ARS holdings.  Therefore, the fair values of these ARS are estimated utilizing a discounted cash flow model.  This model considers, among other items, the collateralization underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and an estimate of when the security is expected to have a successful auction or be called by the issuer.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.  Accordingly, since the Company’s initial adoption of SFAS 157 at January 1, 2008, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

10. Investments and Fair Value Measurements (continued)

The tables below present the Company’s assets and liabilities measured at fair value as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Level 1	Level 2	Level 3	Balance at June 30, 2009
Assets
Investments in ARS	$ -	$ -	$ 116,433	$ 116,433

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Asset
	Auction Rate Securities
	Six Months Ended June 30,
	2009	2008
Balance at beginning of period	$116,900	$-
Transfers to Level 3	-	136,100
Total unrealized gains (losses)
Included in nonoperating expense	-	-
Included in other comprehensive income (“OCI”)	-	(9,955)
Realized gains on redemptions, included in nonoperating expense(1)	44	-
Interest accretion	438	-
Redemptions (2)	(2,700)	-
Balance at March 31	$114,682	$126,145

Transfers to Level 3	-	-
Total unrealized gains (losses)
Included in nonoperating expense	(966)	(8,675)
Included in OCI	4,598	9,955
Realized gains on redemptions, included in nonoperating expense(1)	632	-
Interest accretion	437	-
Redemptions (2)	(2,950)	-
Balance at June 30	$116,433	$127,425

(1) The Company determines the cost basis for ARS redemptions using the specific identification method.
(2) Partial redemption of securities at par by the issuer.

Effective June 30, 2009, the Company adopted FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”).  FSP FAS 107-1 extends the disclosure requirements of Statement of Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements.  The adoption of FSP FAS 107-1 affects disclosures only and had no effect on the Company’s statement of operations, balance sheet, or statement of cash flows.  The carrying amounts and estimated fair values of the Company’s borrowings, which are discussed in detail in Note 4, as of June 30, 2009 were as follows:

	Carrying Amount	Estimated Fair Value
Senior convertible notes	$ 102,504	$ 90,470
Credit facility	85,767	85,767
Pre-delivery payment financing facilities	4,910	4,910
Long-term notes payable, primarily related to owned aircraft	547,619	447,383

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

11. Commitments and Contingencies

Employees. The Company operates under several collective bargaining agreements with groups of its employees.  Pinnacle has been involved in active negotiations with the Air Line Pilots Association (“ALPA”) since April 2005, when the collective bargaining agreement between the two parties became amendable.  On August 4, 2009, Pinnacle and ALPA reached a tentative agreement to amend the collective bargaining agreement.  The terms of the tentative agreement must be ratified by Pinnacle’s pilots before it becomes final.  If ratified, the tentative agreement will:  i) increase compensation for Pinnacle’s pilots to the industry average; ii) include a one-time signing bonus of approximately $10,000; and iii) become amendable five years from the date the final agreement is executed.

In late 2008, Colgan’s pilot group elected representation by ALPA.  The Company and ALPA have not begun discussions or set a time table for discussions on a new collective bargaining agreement to cover Colgan’s pilot group.

Guarantees and Indemnifications.  In the Company’s aircraft lease and financing agreements, including sublease agreements with Delta, the Company typically indemnifies the primary lessor or lender, financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct.

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

Litigation Contingencies.  Colgan is a defendant in litigation related to the September 11, 2001 terrorist attacks.  The Company expects that any adverse outcome from this litigation will be covered by insurance, and therefore, will have no material adverse effect on the Company’s financial statements as a whole.

On February 12, 2009, Colgan Flight 3407, operated for Continental under the Company’s Continental CPA, crashed in a neighborhood near the Buffalo Niagara International Airport in Buffalo, New York. All 49 people aboard, including 45 passengers and four members of the flight crew, died in the accident. Additionally, one individual died inside the home destroyed by the aircraft’s impact.  Several lawsuits related to this accident have been filed against the Company, and additional litigation is anticipated.  The Company carries aviation risk liability insurance and believes that this insurance is sufficient to cover any liability arising from this accident.

The Company has recorded a related liability of approximately $300,000 in other non-current liabilities on its condensed consolidated balance sheet at June 30, 2009 related to potential claims associated with this accident.  This liability is offset in its entirety by a corresponding long-term receivable, recorded in other assets on the condensed consolidated balance sheet that the Company expects to receive from insurance carriers as claims are resolved.  These estimates may be revised as additional information becomes available.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

11. Commitments and Contingencies (continued)

Disputes with Codeshare Partners.  The Company is currently engaged in discussions with Delta involving the interpretation of various components of its CRJ-200 Airline Services Agreement with Delta (the “CRJ-200 ASA”).  If the parties are unable to reach a mutually agreeable resolution related to these matters, the parties may elect to resolve the issues through arbitration.  The potential outcome of these disputed matters ranges from an annual increase in the payments received from Delta of approximately $2,800 to a decrease in payments received from Delta of as much as $4,000.  Adverse determinations in these matters could result in a loss to the Company of up to $12,000 for disputed amounts accruing through June 30, 2009.  The Company has denied any liability with respect to these matters.  No amounts have been accrued as the Company does not believe any loss is probable.

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

The following represents the Company’s segment data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(restated)		(restated)
Operating revenues:
Pinnacle	$154,550	$155,705	$309,924	$310,102
Colgan	56,713	65,449	109,161	115,393
Consolidated	$211,263	$221,154	$419,085	$425,495

Operating income (loss):
Pinnacle	$16,995	$15,405	$30,896	$27,736
Colgan	5,188	(12,939)	8,222	(18,485)
Consolidated	$22,183	$2,466	$39,118	$9,251

The following represents the Company’s segment assets:

	June 30, 2009	December 31, 2008
Total assets:		(restated)
Pinnacle	$629,293	$582,176
Colgan	661,718	388,990
Unallocated	131,258	156,536
Consolidated	$1,422,269	$1,127,702

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

Overview and Outlook

The results of operations at both of our airlines subsidiaries improved during the second quarter of 2009.  During the quarter, Pinnacle increased its operating income by $1.6 million and Colgan improved its operating income by $18.1 million, as compared to the second quarter of 2008.  As more fully discussed below under “Results of Operations,” these improvements came about through, among other things, the full implementation of our new capacity purchase agreements with Delta and Continental, a significant decrease in the cost of fuel incurred by Colgan, and the restructuring of Colgan’s pro-rate operations.  While we expect these improvements to continue in the third and fourth quarters of 2009, there are a number of items, as more fully discussed below, which could negatively affect our operating income during the second half of the year.  For the remainder of 2009, we intend to focus on controlling costs, maintaining our strong operational reliability at both of our operating subsidiaries, and strengthening our balance sheet.

We are focused on building our cash balance throughout 2009 in advance of the first date that holders of our remaining outstanding $109.0 million par amount 3.25% senior convertible notes (the “Notes”) may contractually require us to repay the Notes.  Although the Notes have a final maturity date in 2025, holders of the Notes may tender them to us on February 15, 2010 (the “Put Date”) for a cash payment equal to the $109.0 million par amount plus accrued interest.  We are in the process of completing key transactions to increase our cash resources by the Put Date, including those discussed below.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

On July 30, 2009, we completed a three-year term loan financing for $25 million (the “Spare Parts Loan”).  The Spare Parts Loan is secured by our pool of spare repairable, rotable and expendable parts and certain aircraft engines.  The interest rate for the Spare Parts Loan is a variable rate, which for the first interest period is indexed to LIBOR and is 8.5%. The Spare Parts Loan requires that we maintain a minimum liquidity level at the end of every month and at specified times preceding the maturity date or call date of certain other indebtedness.

We own $128.1 million par amount of auction rate securities (“ARS”).  Due to unprecedented events in the credit markets during 2008, these investments became illiquid and suffered a decline in fair value.  In reaction to the failure of the ARS market, the bank that structured and sold to us our portfolio of ARS provided us with a $90.0 million short-term credit facility, of which $85.8 million was outstanding at June 30, 2009, collateralized by our ARS.  We are in discussions with this bank to settle this matter through a sale of our ARS to the bank at a discount to par.  We expect that settlement with the bank could result in additional cash proceeds after repayment of the related $85.8 million credit facility, but the amount and timing of this settlement is still subject to final negotiation.

The regional airline industry is facing a period of slower growth and pressure from major airline partners to reduce costs and potentially reduce some regional airline capacity.  A number of our competitors have recently announced reduced utilization by their major airline partners, resulting in furloughs.  While we do not expect significant adjustments in our fleet size or a significant reduction in utilization of our existing fleet in the second half of 2009, we do expect significant cost pressure to continue during this period of low growth.  Specifically, we anticipate higher costs in 2009 resulting from an expected new collective bargaining agreement with our pilots at Pinnacle, reduced employee attrition resulting in higher levels of flight crew staffing, higher health care costs, increased landing fees and facility rental expense at the airports that we serve, and general inflationary pressure within the rest of our cost structure.

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

In addition, our pro-rate operations are susceptible to changes in passenger demand and fuel price volatility.  We took a number of steps during 2008 to eliminate unprofitable markets, reduce costs, and increase revenue in our remaining pro-rate markets.  These steps and lower fuel prices have significantly reduced the operating losses of our pro-rate operations.  Additionally, the airline industry is experiencing the effects of the current recessionary environment in the United States.  Industry passenger revenue declined dramatically during the first half of 2009, and our pro-rate operations were negatively affected by this drop.  We cannot predict how severely the recessionary environment will affect us in the second half of 2009, but we do expect continued year-over-year declines in the unit revenue of our pro-rate operations.

We have begun planning a relocation of Colgan’s headquarters from Manassas, Virginia to Memphis, Tennessee.  We believe that relocating Colgan’s leadership team and system operations control center to our headquarters will enhance the financial and operational performance of Colgan long-term due to a lower cost of living and the sharing of operational and safety “best practices” between Pinnacle and Colgan.  In addition, we are negotiating with state and local authorities to obtain certain long-term incentives that will help offset the cost of relocating Colgan’s headquarters.  Although we have not finalized our plans, we expect the cost of relocation, training and infrastructure associated with this move to be as much as $3 million.  We expect to finalize our relocation plans in the third quarter, and begin relocating components of Colgan’s administrative functions before year-end.

We have undertaken an internal initiative to generate a mix of cost savings and additional revenue opportunities of at least $10.0 million.  We expect to achieve this objective through a combination of reducing our operating costs, adjusting capacity in our pro-rate operations to match the demand environment, and increasing ancillary third-party business such as ground handling.  We estimate that we achieved approximately $2.6 million of cost savings from this initiative during the second quarter of 2009.  There can be no assurance that we will attain our target of at least $10.0 million in improvements for the full year 2009.  We believe it is critical to reduce our costs not only to increase our current profitability and improve our liquidity, but to also remain competitive long term in the regional airline industry.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pinnacle has been involved in negotiations with the Air Line Pilots Association (“ALPA”) since April 2005, when the collective bargaining agreement between the two parties became amendable.  On August 4, 2009, Pinnacle and ALPA reached a tentative agreement to amend the collective bargaining agreement.  The terms of the tentative agreement must be ratified by Pinnacle’s pilots before it becomes final.  If ratified, the tentative agreement will increase compensation for Pinnacle’s pilots to the industry average, which is consistent with our company-wide philosophy of industry-average pay and benefits.  In addition, the tentative agreement calls for a one-time signing bonus of approximately $10 million.  A portion of this signing bonus will be paid upon ratification of the final agreement, while the remainder will be paid during the second quarter of 2010.  If ratified, the agreement would become amendable five years from the date the final agreement is executed.  We expect this tentative agreement to substantially increase Pinnacle’s salaries, wages and benefits costs, although we believe our cost structure will generally remain competitive with the regional airline industry.  In addition, Colgan’s pilots recently elected representation by ALPA.  We have not begun discussions or set a timeline with ALPA to commence negotiations of a collective bargaining agreement covering Colgan’s pilots.

During 2009 we are also positioning ourselves for additional profitable growth opportunities in 2010 and beyond.  We recently agreed with Continental to expand our Continental CPA by acquiring 15 Q400 aircraft from August 2010 through April 2011.  We also acquired an additional 15 Q400 options from the aircraft manufacturer, thereby increasing the total remaining number of our Q400 options to 30.  These options, if exercised, provide for the delivery of 15 Q400s in 2011 and the remaining 15 in 2013.  The Q400 aircraft has become a very competitive product within the regional airline industry.  The purchase price of the Q400 is significantly less than that of comparably sized regional jets, and the Q400 uses up to 30% less fuel.  As a result, we can offer our airline partners a large, passenger-friendly regional aircraft with a lower operating cost than that of similar regional jets.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following represents our results of operations, by segment and consolidated, for the three months ended June 30, 2009.  A discussion of our results of operations as compared to the same period in 2008 follows.

	Three Months Ended June 30, 2009
	Pinnacle	Colgan	Consolidated
	(in thousands)
Operating revenues
Regional airline services	$152,549	$56,663	$209,212
Other	2,001	50	2,051
Total operating revenues	154,550	56,713	211,263

Operating expenses
Salaries, wages and benefits	42,085	13,672	55,757
Aircraft rentals	29,203	891	30,094
Ground handling services	19,447	2,749	22,196
Aircraft maintenance, materials and repairs	14,495	10,305	24,800
Other rentals and landing fees	12,820	5,105	17,925
Aircraft fuel	-	5,254	5,254
Commissions and passenger related expense	847	4,380	5,227
Depreciation and amortization	5,067	3,715	8,782
Other	13,591	3,921	17,512
Impairment and aircraft retirement charges	-	1,533	1,533
Total operating expenses	137,555	51,525	189,080

Operating income	16,995	5,188	22,183

Operating margin	11.0%	9.1%	10.5%

Nonoperating income (expense)
Interest income			759
Interest expense			(12,930)
Net investment loss			(334)
Miscellaneous expense, net			(12)
Total nonoperating expense			(12,517)
Income before income taxes			9,666
Income tax expense			(3,673)
Net income			$5,993

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended June 30, 2009
	Pinnacle	Colgan	Consolidated
	(in thousands)
Operating revenues
Regional airline services	$306,080	$109,056	$415,136
Other	3,844	105	3,949
Total operating revenues	309,924	109,161	419,085

Operating expenses
Salaries, wages and benefits	85,022	27,575	112,597
Aircraft rentals	58,360	2,226	60,586
Ground handling services	42,561	6,097	48,658
Aircraft maintenance, materials and repairs	28,885	20,604	49,489
Other rentals and landing fees	26,376	9,952	36,328
Aircraft fuel	-	9,771	9,771
Commissions and passenger related expense	2,059	7,995	10,054
Depreciation and amortization	9,882	7,481	17,363
Other	25,883	7,258	33,141
Impairment and aircraft retirement charges	-	1,980	1,980
Total operating expenses	279,028	100,939	379,967

Operating income	30,896	8,222	39,118

Operating margin	10.0%	7.5%	9.3%

Nonoperating income (expense)
Interest income			1,665
Interest expense			(22,723)
Net investment loss			(289)
Miscellaneous income, net			344
Total nonoperating expense			(21,003)
Income before income taxes			18,115
Income tax benefit			6,721
Net income			$24,836

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended June 30, 2009 compared to the same period in 2008.  As discussed in Note 4 in Item 1 of this Form 10-Q, certain prior year amounts have been restated to comply with the provisions of the newly adopted Financial Accounting Standards Board Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).

Consolidated and Segmented Results of Operations

Consolidated

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008 (Restated)	$ Change	% Change	2009	2008 (Restated)	$ Change	% Change
	(in thousands)
Total operating revenue	$211,263	$221,154	$(9,891)	(4)%	$419,085	$425,495	$(6,410)	(2)%
Total operating expenses	189,080	218,688	(29,608)	(14)%	379,967	416,244	(36,277)	(9)%
Operating income	22,183	2,466	19,717	800%	39,118	9,251	29,867	323%
Operating margin	10.5%	1.1%	9.4 pts.		9.3%	2.2%	7.1 pts.

Total nonoperating expense	(12,517)	(18,044)	5,527	(31)%	(21,003)	(23,100)	2,097	(9)%

Income (loss) before income taxes	9,666	(15,578)	25,244	(162)%	18,115	(13,849)	31,964	(231)%
Income tax (expense) benefit	(3,673)	2,664	(6,337)	(238)%	6,721	2,171	4,550	210%
Net income (loss)	$5,993	$(12,914)	$18,907	(146)%	$24,836	$(11,678)	$36,514	(313)%

Several nonrecurring items affected both operating and nonoperating expense for the three and six months ended June 30, 2009.  During the three months ended March 31, 2009, we recorded a decrease in operating expense of $0.8 million ($0.5 million net of tax) related to the excess of property insurance proceeds received over the cost basis of the aircraft destroyed in Flight 3407.  This was offset by aircraft retirement charges related to Beech aircraft at our Colgan subsidiary of $1.5 million ($1.0 million net of tax) for the three months ended June 30, 2009 and $2.0 million ($1.3 million net of tax) for the six months ended June 30, 2009.

During March 2009, we reached settlement with the IRS regarding our examination for tax years 2003 through 2005.  As a result, we recorded a reduction to income tax expense during the three months ended March 31, 2009 of $13.6 million and a reduction to interest expense of $2.9 million ($1.7 million net of tax) to reverse the related reserves previously recorded.  In addition, we recorded during the three months ended March 31, 2009 a gain of $1.9 million ($1.1 million net of tax) on the extinguishment of $12.0 million par amount of our senior convertible notes, and a $1.4 million ($0.9 million net of tax) charge to interest expense for the previously unrecognized hedge related loss for the debt related to the aircraft destroyed in Flight 3407.  During the three months ended June 30, 2009, we also recorded a net loss of $0.3 million ($0.3 million net of tax) related to the impairment of certain of our auction rate securities.

During the three and six months ended June 30, 2008, we recorded a charge of $12.6 million ($8.1 million net of tax) related to the impairment of Colgan’s goodwill and certain charges necessary to retire several of Colgan’s aircraft associated with its pro-rate operations.  In addition, we recorded an impairment charge of $8.7 million ($8.3 million net of tax) to record our portfolio of auction rate securities at its fair value.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the nonrecurring items affecting our results for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Pre-tax	Net of tax	Pre-tax	Net of tax
Impairment and aircraft retirement charges	$1,533	$992	$12,619	$8,139
Net investment loss	334	320	8,675	8,309
Total nonrecurring charges	$1,867	$1,312	$21,294	$16,448

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Pre-tax	Net of tax	Pre-tax	Net of tax
Impairment and aircraft retirement charges	$1,980	$1,280	$12,619	$8,139
Excess of property insurance proceeds over cost basis of aircraft	(835)	(540)	-	-
Net investment loss	289	277	8,675	8,309
Ineffective portion of hedge	1,424	921	-	-
Reversal of interest on tax reserves	(2,719)	(1,719)	-	-
Gain on debt extinguishment	(1,857)	(1,122)	-	-
IRS settlement	-	(13,551)	-	-
Total nonrecurring charges	$(1,718)	$(14,454)	$21,294	$16,448

                Operating Revenues

Operating revenue of $211.3 million and $419.1 million for the three and six months ended June 30, 2009 decreased $9.9 million, or 4%, and $6.4 million, or 2%, respectively, compared to the same periods 2008.  Changes in our capacity purchase related operating revenue are primarily caused by changes in our operating fleet size and aircraft utilization.  Changes in our pro-rate related operating revenue are primarily caused by the average load factor, average passenger fare, and average incentive payments we receive from our partners and under our Essential Air Service agreements.  These changes are discussed in greater detail within our segmented results of operations.

Operating Expenses

For the three and six months ended June 30, 2009, operating expenses decreased by $29.6 million and $36.3 million, or 14% and 9%, respectively, as compared to the same periods in 2008, primarily due to the decrease in fuel expense and gallons consumed at our Colgan subsidiary, along with the impairment of Colgan’s goodwill and other intangible assets during the three months ended June 30, 2008.  This change and others are discussed in greater detail within our segmented results of operations.

Nonoperating Expense

Net nonoperating expense of $12.5 million for the three months ended June 30, 2009 decreased by approximately $5.5 million as compared to the same period in 2008.  The decrease is primarily related to the $8.7 million auction rate securities impairment charge recorded in 2008.  This was offset by a $1.7 million increase in interest expense, primarily related to the addition of CRJ-900 and Q400 aircraft to our fleet throughout 2008.  In addition, interest income decreased $1.0 million, primarily due to the decrease in interest rates on our auction rate securities portfolio.

Net nonoperating expense of $21.0 million for the six months ended June 30, 2009 decreased by approximately $2.1 million as compared to the same period in 2008.  In addition to the nonrecurring items discussed above, the decrease is primarily related to the $8.7 million auction rate securities impairment charge recorded in 2008.  This was offset by a $4.3 million increase in interest expense, primarily related to the addition of CRJ-900 and Q400 aircraft to our fleet throughout 2008.  In addition, interest income decreased $2.3 million due to the decrease in interest rates on our auction rate securities portfolio.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Tax Expense

For the three and six months ended June 30, 2009, we recorded an income tax expense of $3.7 million and an income tax benefit of $6.7 million, respectively.  As previously discussed, we recently reached settlement with the IRS regarding our examination for tax years 2003 through 2005. The IRS had proposed a number of adjustments to our returns totaling approximately $35.0 million of additional tax, plus accrued interest and penalties on these proposed adjustments.  The Company agreed to pay approximately $3 million of additional income tax and accrued interest in settlement of all open tax matters for the years examined.  As a result, we recorded a reduction to income tax expense of $13.6 million during the six months ended June 30, 2009 to reduce our accrued income tax reserves pursuant to the settlement.

Pinnacle Operating Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Other Data:
Revenue passengers (in thousands)	2,778	2,726	2%	5,163	5,151	0%
Revenue passenger miles (“RPMs”)(in thousands)	1,211,030	1,287,429	(6)%	2,301,384	2,386,709	(4)%
Available seat miles (“ASMs”) (in thousands)	1,548,790	1,622,264	(5)%	3,129,301	3,116,125	0%
Passenger load factor	78.2%	79.4%	(1.2) pts.	73.5%	76.6%	(3.1) pts.
Operating revenue per ASM (in cents)	9.98	9.60	4%	9.90	9.95	(1)%
Operating cost per ASM (in cents)	8.88	8.65	3%	8.92	9.06	(2)%
Operating revenue per block hour	$1,452	$1,390	4%	$1,437	$1,384	4%
Operating cost per block hour	$1,292	$1,252	3%	$1,294	$1,260	3%
Block hours	106,475	112,051	(5)%	215,715	224,112	(4)%
Departures	68,826	67,810	1%	135,456	133,789	1%
Average daily utilization (block hours)	8.29	8.97	(8)%	8.38	8.95	(6)%
Average stage length (miles)	427	468	(9)%	439	461	(5)%

Number of operating aircraft (end of period)
CRJ-200	124	126	(2)%
CRJ-900	16	9	78%
Employees (end of period)	4,060	4,144	(2)%

Pinnacle Operating Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in thousands)
Operating Revenues
Regional airline services
CRJ-200	$135,827	$145,457	$(9,630)	(7)%	$273,455	$292,898	$(19,443)	(7)%
CRJ-900	16,722	8,162	8,560	105%	32,625	11,973	20,652	172%
Other	2,001	2,086	(85)	(4)%	3,844	5,231	(1,387)	(27)%
Total operating revenues	$154,550	$155,705	$(1,155)	(1)%	$309,924	$310,102	$(178)	(0)%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Regional Airline Services

For the three months ended June 30, 2009, revenue earned under our CRJ-200 ASA of $135.8 million decreased by $9.6 million, or 7%, compared to the same period in 2008.  For the six months ended June 30, 2009, revenue earned under our CRJ-200 ASA of $273.5 million decreased by $19.4 million, or 7%, compared to the same period in 2008.  Revenue earned under our CRJ-200 ASA was adversely affected by the return of several CRJ-200 aircraft pursuant to the terms of our CRJ-200 ASA.  During the three and six months ended June 30, 2009, we operated 4% and 6% fewer average CRJ-200 aircraft than the same periods in 2008.

Revenue earned under the CRJ-900 DCA was $16.7 million for the three months ended June 30, 2009, an increase of $8.6 million, or 105%, as compared to the same period in 2008.  Revenue earned under the CRJ-900 DCA was $32.6 million for the six months ended June 30, 2009, an increase of $20.7 million, or 172%, as compared to the same period in 2008.  During the three and six months ended June 30, 2009, we operated 114% and 195% more average CRJ-900 aircraft than the same periods in 2008.  As of June 30, 2009, we operated 16 CRJ-900 aircraft under our DCA, as compared to the nine CRJ-900 aircraft we operated under the DCA at June 30, 2008.

Other Revenue

Other revenue decreased $0.1 million, or 4%, and $1.4 million, or 27%, for the three months and six months ended June 30, 2009, as compared to the same periods in 2008.  These decreases were primarily related to a decline in revenue earned from providing certain ground handling services to third parties and baggage handling services to Delta at its Memphis hub.

Pinnacle Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in thousands)
Operating expenses
Salaries, wages and benefits	$42,085	$41,425	$660	2%	$85,022	$81,989	3,033	4%
Aircraft rentals	29,203	30,567	(1,364)	(4)%	58,360	62,157	(3,797)	(6)%
Ground handling services	19,447	20,490	(1,043)	(5)%	42,561	43,999	(1,438)	(3)%
Aircraft maintenance, materials and repairs	14,495	11,734	2,761	24%	28,885	23,635	5,250	22%
Other rentals and landing fees	12,820	12,951	(131)	(1)%	26,376	25,443	933	4%
Commissions and passenger related expense	847	1,643	(796)	(48)%	2,059	3,575	(1,516)	(42)%
Depreciation and amortization	5,067	3,364	1,703	51%	9,882	5,744	4,138	72%
Other	13,591	18,126	(4,535)	(25)%	25,883	35,824	(9,941)	(28)%
Total operating expenses	137,555	140,300	(2,745)	(2)%	279,028	282,366	(3,338)	(1)%

Operating income	$16,995	$15,405	$1,590	10%	$30,896	$27,736	3,160	11%

Operating margin	11.0%	9.9%	1.1 pts.		10.0%	8.9%	1.1 pts.

Salaries, wages and benefits increased by $0.7 million, or 2%, and $3.0 million, or 4%, respectively, for the three and six months ended June 30, 2009 as compared to the same periods in 2008.  These increases were due to the increase in wage rates and benefits for existing employees, primarily as a result of an increase in health care and insurance costs as compared to the same period in 2008.  Additionally, we are currently experiencing a decline in employee productivity, primarily related to a decrease in flight crew attrition.  These increases are offset by a 2% decrease in the number of employees, primarily ground operations personnel.  Currently, in comparison to prior years, we are outsourcing more ground handling services and baggage handling.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Aircraft rental expense decreased $1.4 million, or 4%, and $3.8 million, or 6%, during the three and six months ended June 30, 2009 as compared to the same periods in 2008.  This decrease relates to decreases of 4% and 6% in the average number of CRJ-200 aircraft, which are leased from Delta, operated during 2009 as compared to 2008.  As previously discussed, aircraft rentals are reimbursable expenses under our CRJ-200 ASA, and as a result of the fewer average number of CRJ-200 aircraft in our fleet, revenue under our CRJ-200 ASA decreased by $1.5 million and $4.1 million for the three and six months ended June 30, 2009.

Aircraft maintenance, materials and repairs expenses increased $2.8 million, or 24%, and $5.3 million, or 22%, for the three and six months ended June 30, 2009 as compared to the same periods in 2008.  These increases are attributable to additional maintenance related to the aging of our CRJ-200 fleet as the majority of our CRJ-200 aircraft are no longer covered under warranty.  We are also incurring additional maintenance expense on our CRJ-200 fleet for specific maintenance programs and upgrades recommended by the manufacturer associated with engine fan blade replacement and adjustments to the motor controlling deployment of the wing flaps.  We expect additional maintenance costs associated with these programs throughout 2009.

Commissions and passenger related expense decreased by $0.8 million, or 48%, and by $1.5 million, or 42%, respectively, for the three and six months ended June 30, 2009 as compared to the same periods in 2008.  This is primarily related to the decrease in the number of airport locations we staff under our CRJ-200 ASA.  As a result, we do not incur the same level of passenger related expenses, as these are now paid directly by our outsourced ground handlers.

Depreciation and amortization expense increased by $1.7 million and $4.1 million, respectively, for the three and six months ended June 30, 2009 as compared to the same periods in 2008.  This is primarily related to depreciation on our fleet of CRJ-900 aircraft, the majority of which were added to our fleet in 2008.

Other expense decreased by $4.5 million, or 25%, and $9.9 million, or 28%, for the three and six months ended June 30, 2009 as compared to the same periods in 2008.  This decrease is primarily related to decreases in costs related to crew training.  As previously discussed, we are experiencing low levels of attrition within our flight crews and are not currently hiring or training new crew members and as a result, flight crew related costs decreased by $2.9 million and $4.8 million, respectively, for the three and six months ended June 30, 2009.  The remainder of the decrease is attributable to the fleet expansion expenses we incurred in the first half of 2008 as we were bringing the CRJ-900 operations online, and a decrease in professional services costs related to our systems integration project in 2008.

Colgan Operating Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change

Pro-rate Agreements:
Revenue passengers (in thousands)	305	377	(19)%	553	726	(24)%
RPMs (in thousands)	53,010	68,681	(23)%	95,614	132,785	(28)%
ASMs (in thousands)	114,768	153,540	(25)%	225,791	300,169	(25)%
Passenger load factor	46.2%	44.7%	1.5 pts.	42.3%	44.2%	(1.9) pts.
Passenger yield (in cents)	73.02	77.99	(6)%	76.03	75.55	1%
Operating revenue per ASM (in cents)	33.73	34.89	(3)%	32.20	33.42	(4)%
Operating revenue per block hour	$1,720	$1,692	2%	$1,627	$1,614	1%
Block hours	22,507	31,653	(29)%	44,683	62,140	(28)%
Departures	20,018	26,292	(24)%	39,638	51,348	(23)%
Fuel consumption (in thousands of gallons)	2,772	3,931	(29)%	5,404	7,617	(29)%
Average price per gallon	$1.90	$3.79	(50)%	$1.81	$3.51	(48)%
Average fare	$127	$142	(11)%	$131	$138	(5)%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change

Capacity Purchase Agreement:
Revenue passengers (in thousands)	405	286	42%	734	376	95%
RPMs (in thousands)	113,096	80,278	41%	202,801	104,895	93%
ASMs (in thousands)	157,299	115,053	37%	306,763	149,019	106%
Passenger load factor	71.9%	69.8%	2.1 pts.	66.1%	70.4%	(4.3) pts.
Operating revenue per ASM (in cents)	11.41	10.28	11%	11.85	10.05	18%
Operating revenue per block hour	$1,531	$1,338	14%	$1,550	$1,304	19%
Block hours	11,726	8,838	33%	23,461	11,485	104%
Departures	7,666	5,692	35%	15,134	7,406	104%

Total Colgan:
Block hours	34,233	40,491	(15)%	68,144	73,625	(7)%
Departures	27,684	31,984	(13)%	54,772	58,754	(7)%
ASMs (in thousands)	272,067	268,593	1%	532,554	449,188	19%
Total operating cost per ASM (in cents)	18.94	29.18	(35)%	18.95	29.78	(36)%
Total operating cost per block hour	$1,505	$1,936	(22)%	$1,481	$1,818	(19)%

Average daily utilization (block hours)	7.84	7.76	1%	7.72	7.52	3%
Average stage length (miles)	221	213	4%	219	206	6%
Number of operating aircraft (end of period)
Saab 340	34	40	(15)%
Beech 1900	-	5	(100)%
Q400	14	13	8%
Employees	1,334	1,427	(7)%

Colgan Operating Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in thousands)
Operating Revenues
Regional airline services
Pro-rate and EAS	$38,708	$53,565	$(14,857)	(28)%	$72,694	$100,320	$(27,626)	(28)%
Capacity purchase agreement	17,955	11,829	6,126	52%	36,362	14,981	21,381	143%
Other	50	55	(5)	(9)%	105	92	13	14%
Total operating revenues	$56,713	$65,449	$(8,736)	(13)%	$109,161	$115,393	$(6,232)	(5)%

Total operating revenue for the three and six months ended June 30, 2009 of $56.7 million and $109.2 million, decreased by $8.7 million, or 13%, and $6.2 million, or 5%, respectively, from the same periods in 2008.  The primary reason for this decrease is the decrease in our pro-rate operations, offset by an increase in revenue earned under our Continental CPA.

Revenue earned under our pro-rate and Essential Air Service (“EAS”) agreements decreased by $14.9 million, or 28%, and $27.6 million, or 28%, respectively, during the three and six months ended June 30, 2009.  This decrease is attributable to a decrease in ASMs of 25% as compared to 2008, which resulted from the retirement of 11 of our Saab and Beech aircraft in conjunction with eliminating certain markets within our pro-rate agreements.  As of June 30, 2009, we operated 34 Saab aircraft under pro-rate agreements, as compared to 40 Saab and 5 Beech aircraft at June 30, 2008.  In addition, during the three and six months ended June 30, 2009, we experienced decreases of 3% and 4% in revenue per available seat mile in our remaining markets, which was attributable to decreases in average fares, offset by increases in load factor.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue under our Continental CPA for the three and six months ended June 30, 2009 increased by $6.1 million, or 52%, and $21.4 million, or 143%, due to the increase in Q400 aircraft in our fleet.  The average number of Q400 aircraft in our fleet during the three and six months ended June 30, 2009 increased by 42% and 124%, respectively, as compared to the same periods in 2008.  In addition, CPA revenue during the three and six months ended June 30, 2008 was negatively affected by performance penalties incurred as we were bringing the new fleet online.  As a result, CPA revenue for the three and six months ended June 30, 2009 increased by $0.8 million and $1.3 million, respectively, as compared to the same periods in 2008.

Colgan Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in thousands)
Operating expenses
Salaries, wages and benefits	$13,672	$14,336	$(664)	(5)%	$27,575	$27,215	360	1%
Aircraft rentals	891	1,940	(1,049)	(54)%	2,226	3,871	(1,645)	(42)%
Ground handling services	2,749	3,182	(433)	(14)%	6,097	7,062	(965)	(14)%
Aircraft maintenance, materials and repairs	10,305	12,041	(1,736)	(14)%	20,604	22,014	(1,410)	(6)%
Other rentals and landing fees	5,105	4,359	746	17%	9,952	7,311	2,641	36%
Aircraft fuel	5,254	14,899	(9,645)	(65)%	9,771	26,772	(17,001)	(64)%
Commissions and passenger related expense	4,380	5,787	(1,407)	(24)%	7,995	10,680	(2,685)	(25)%
Depreciation and amortization	3,715	3,245	470	14%	7,481	5,236	2,245	43%
Other	3,921	5,980	(2,059)	(34)%	7,258	11,098	(3,840)	(35)%
Impairment of goodwill and aircraft lease return costs	1,533	12,619	(11,086)	(88)%	1,980	12,619	(10,639)	(84)%
Total operating expenses	51,525	78,388	(26,863)	(34)%	100,939	133,878	(32,939)	(25)%

Operating income	$5,188	$(12,939)	$18,127	140%	$8,222	$(18,485)	26,707	(144)%

Operating margin	9.1%	(19.8)%	28.9 pts.		7.5%	(16.0)%	23.5 pts.

Salaries, wages and benefits decreased by $0.7 million, or 5%, and increased by $0.4 million, or 1%, during the three and six months ended June 30, 2009 as compared to the same periods in 2008.  The primary reason for this fluctuation is a 7% decrease in headcount, primarily due to the elimination of pro-rate markets previously discussed, offset by wage rate and benefit increases for existing employees. Additionally, we are currently experiencing a decline in employee productivity, primarily related to a decrease in flight crew attrition.

Aircraft rentals decreased by $1.0 million, or 54%, and $1.6 million, or 42%, for the three and six months ended June 30, 2009.  This decrease is attributable to the return of eight leased Saab and Beech aircraft.

Ground handling services decreased by $0.4 million, or 14%, and $1.0 million, or 14%, during the three and six months ended June 30, 2009, as compared to the same periods in 2008.  This was primarily attributable to the decrease in departures in our pro-rate operations.  The increase in our Q400 operations had no effect on ground handling services expense, as ground handling services associated with our Q400 operations are provided at no cost under the Continental CPA.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Aircraft maintenance, materials and repairs expenses decreased by $1.7 million, or 14%, and $1.4 million, or 6%, respectively, for the three and six months ended June 30, 2009 as compared to the same periods in 2008.  During the three months ended June 30, 2008, we recorded $1.2 million of maintenance accruals that were later reversed during the three months ended September 30, 2008.  We recorded no similar accruals during the three months ended June 30, 2009.  The remaining decrease is related to the removal of 11 Saab and Beech aircraft from our fleet.  These aircraft were out of warranty and required more maintenance expense than our new fleet of Q400 aircraft, which are currently covered under warranty.

Other rentals and landing fees increased by $0.7 million, or 17%, and $2.6 million, or 36%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008.  Landing fees increased as a result of operating the larger Q400 aircraft.  In addition, we are now serving markets with significantly higher landing fee rates, such as Newark/Liberty International Airport.  Most airports in our network have also increased their rates as a result of an overall reduction in industry-wide capacity.

Aircraft fuel expense decreased by $9.6 million, or 65%, and $17.0 million, or 64%, for the three and six months ended June 30, 2009 as compared to the same periods in 2008.  This decline is primarily related to the decrease in the average price of fuel.  Colgan’s average price paid per gallon decreased 50% and 48%, respectively, during the three and six months ended June 30, 2009, as compared to the same periods in 2008.  In addition, gallons consumed decreased by 29% for the three and six months ended June 30, 2009, due to the retirement of several of our Saab and Beech aircraft in conjunction with the elimination of certain markets operated under pro-rate agreements.  Aircraft fuel associated with our Q400 operations is provided at no cost under the Continental CPA.

Commissions and passenger related expenses decreased by $1.4 million, or 24%, and by $2.7 million, or 25%, for the three and six months ended June 30, 2009 as compared to the same periods in the 2008.  This is primarily attributable to the 19% and 24% decreases in passengers carried by our pro-rate operations.

Depreciation and amortization expense increased by $0.5 million, or 14%, and $2.2 million, or 43%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008.  This is primarily related to depreciation expense related to the Q400 aircraft, which were added to our in fleet throughout 2008.

Other expenses decreased by $2.1 million, or 34%, and by $3.8 million, or 35%, during the three and six months ended June 30, 2009, as compared to the same periods in 2008.  This was primarily related to low levels of flight crew attrition, which reduced levels of training as experienced flight crews are retained.  As a result, crew overnight accommodations expense and pilot training expense decreased by $2.3 million and $3.2 million during the three and six months ended June 30, 2009, as compared to the same periods in 2008, primarily as a result of reduced levels of training in 2009.

Impairment and aircraft retirement charges of $1.5 million and $2.0 million for the three and six months ended June 30, 2009 related to certain maintenance costs necessary to restore certain Saab and Beech aircraft to a condition suitable for return to the lessor.  In the three months ended June 30, 2008, impairment and aircraft retirement charges of $12.6 million primarily related to the impairment of Colgan’s goodwill.

Liquidity and Capital Resources

We generate cash primarily by providing regional airline and related services to our code-share partners and passengers.  As of June 30, 2009, we had cash and cash equivalents of $94.2 million.  Net cash provided by operations was $62.8 million for the three months ended June 30, 2009.  This included a 2008 federal income tax refund of approximately $33 million that we received on April 1, 2009. We do not anticipate making federal income tax payments in 2009 and 2010 due to the accelerated depreciation recognized for tax purposes related to our newly acquired CRJ-900 and Q400 aircraft, and we anticipate a similar federal tax refund in 2010 related to the 2009 tax year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2009, we had $128.1 million par amount of Auction Rate Securities instruments (“ARS”), which are currently illiquid.  In response to the failure of the ARS market, the bank that structured and sold to us our ARS portfolio provided us with a margin loan facility (the “Credit Facility”).  The Credit Facility had an initial maximum borrowing amount of $60.0 million but was subsequently amended twice to increase the borrowing amount up to $90.0 million.  The Credit Facility is pre-payable at any time prior to maturity.  The interest rate on $80.0 million under the Credit Facility is indexed to LIBOR and was 2.3% at June 30, 2009.  The interest rate on the remaining $10.0 million (of which $5.8 million was available and drawn as of June 30, 2009) under the Credit Facility is indexed to the Federal Funds Rate and was 2.7% at June 30, 2009.  In February 2009, we amended the Credit Facility to, among other items, extend the maturity date to January 31, 2010.  The Credit Facility includes both financial covenant and margin requirements, with which we remain fully compliant, as discussed in Note 4, Borrowings, in Item 1 of this Form 10-Q.  Amounts outstanding under the Credit Facility as of June 30, 2009 were $85.8 million.

In February 2005, we issued $121.0 million principal amount of our 3.25% senior convertible notes due 2025 (the “Notes”).  The Notes bear interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year.  The Notes are convertible into a combination of cash and common stock at a conversion price of approximately $13.22.  The Notes are convertible in any quarter subsequent to a quarter in which the closing price of our common stock exceeds $15.86 for 20 of the last 30 trading days.  This condition was not met during the first quarter of 2009, and consequently the Notes are not convertible at this time.  Holders of the Notes have the right on February 15, 2010 (the “Put Date”) to require us to repurchase the Notes at the current outstanding par value of $109.0 million plus accrued and unpaid interest.  As a result, the entire $102.5 million carrying amount of the Notes is classified as a current liability on our condensed consolidated balance sheet as of June 30, 2009.  In January 2009, we repurchased $12.0 million par amount of the Notes for approximately $8.9 million plus accrued interest, resulting in the current outstanding par amount of $109.0 million.

We are in discussions with the bank that structured and sold to us our ARS portfolio to settle this matter through a sale of our ARS to the bank at a discount to par.  We expect that settlement with the bank could result in additional cash proceeds after repayment of the Credit Facility, but the amount and timing of this settlement is still subject to final negotiation.

On July 30, 2009, we completed a three-year term loan financing for $25 million (the “Spare Parts Loan”).  The Spare Parts Loan is secured by our pool of spare repairable, rotable and expendable parts and certain aircraft engines.  The interest rate for the Spare Parts Loan is a variable rate, which for the first interest period is indexed to LIBOR and is 8.5%. The Spare Parts Loan requires that we maintain a minimum liquidity level at the end of every month and at specified times preceding the maturity date or call date of certain other indebtedness. The Spare Parts Loan also has standard provisions relating to our obligation to timely repay the indebtedness and maintenance of the collateral base relative to the outstanding principal amount of the borrowing.

At June 30, 2009, we had approximately $94 million of unrestricted cash and cash equivalents.  The Spare Parts Loan and the potential to obtain additional capital associated with the ARS portfolio will greatly enhance our efforts to increase our cash balance prior to the Put Date for the Notes.  However, we also have general working capital requirements for our operations, and we must also meet the minimum liquidity covenants contained in the Spare Parts Loan.   Although we believe we will be able to meet these requirements if we successfully complete a settlement related to our ARS, no assurance can be given that we will complete a settlement, or that our combined resources (inclusive of a settlement) will be sufficient to meet our obligation related to the Notes, our working capital requirements, and our minimum liquidity covenants.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In April 2007, Delta assigned to us its rights to purchase 16 CRJ-900 aircraft from Bombardier, Inc.  As of June 30, 2009, we had accepted delivery of all 16 of these aircraft.  Under the DCA, Delta has the right to require us to purchase and operate an additional seven CRJ-900 aircraft.

We are required to make pre-delivery payments to Bombardier for the 15 firm Q400 aircraft that we have on order, which will be made from January 2009 to October 2010.  Approximately 85% of the remaining pre-delivery payments to be made in 2009 and 2010 will be financed under a pre-delivery payment financing facility provided by Export Development Canada (“EDC”).  The remaining amount of approximately $5 million will be funded through our internal capital resources.  This unfinanced portion of our pre-delivery payment requirements is not scheduled to be paid until the second quarter of 2010 after the Put Date related to our senior convertible notes previously discussed.   The interest rate associated with this pre-delivery payment facility is indexed to LIBOR, and was 4.1% as of June 30, 2009.  The outstanding balance of these borrowings as of June 30, 2009 was $4.9 million.  As each aircraft is delivered to us, we repay the associated borrowings.

Upon delivery of our CRJ-900 and Q400 aircraft, we obtained long-term financing, ranging from 10 to 15 years, for 85% of the aircraft purchase price, the balance of which was $527.3 million at June 30, 2009.  We have also obtained a commitment from EDC to finance 85% of the purchase price of the remaining aircraft on order from the delivery date of each aircraft.  In addition to utilizing EDC’s offer for debt financing, we expect to seek operating lease financing for some of our remaining Q400 deliveries to reduce the amount of initial capital required to obtain the aircraft and to potentially more favorably utilize certain income tax benefits.

We maintained a revolving line of credit with an institutional lender for a principal amount not to exceed $8.5 million or 75% of the net unpaid balance of our Colgan subsidiary’s eligible accounts receivable.  This facility matured on April 15, 2009 and all amounts outstanding were repaid.

We reached a settlement agreement with the Internal Revenue Service (the “Service”) concerning their examination of our federal income tax returns for 2003, 2004, and 2005.  The Service had initially proposed a number of adjustments to the Company’s returns totaling approximately $35 million of additional tax, plus accrued interest and penalties on these proposed adjustments.  We agreed to pay approximately $3 million of additional income tax and accrued interest in settlement of all open tax matters for these years.  We paid this settlement amount during the second quarter of 2009.  With this agreement, the Service has completed its examination of our federal tax filings for 2003, 2004 and 2005.

Operating activities. Net cash provided by operating activities was $62.8 million during the six months ended June 30, 2009.  This is primarily attributable to the approximately $33 million tax refund we received in April 2009.  The remaining increase was due to cash generated from our operations.  Net cash used in operating activities was $1.0 million during the six months ended June 30, 2008.  This was due primarily to the $20.5 million in hedge related payments.  This decrease in cash was offset by various changes in our operating assets and liabilities.

Investing activities.  Net cash provided by investing activities for the six months ended June 30, 2009 was $3.7 million.  This was primarily attributable to insurance proceeds of $3.6 million and proceeds from redemptions of ARS of $5.7 million, offset by $5.5 million in cash purchases of property and equipment.

Net cash provided by investing activities for the six months ended June 30, 2008 was $31.4 million.  This was primarily attributable to net proceeds of investments in ARS of $50.8 million, offset by $19.4 million in cash purchases of property and equipment, primarily consisting of flight equipment.

We expect non-aircraft cash capital expenditures for the remainder of 2009 to be approximately $2 million. We expect to fund the non-aircraft capital expenditures with existing cash resources and cash flows generated from our operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing activities. Net cash used in financing activities for the six months ended June 30, 2009 totaled $41.7 million.  This was primarily related to $8.9 million used to repurchase a portion of the Company’s Notes, $8.3 million paid upon the maturity of our line of credit, $4.2 million repaid on our credit facility, $4.1 million for the repayment of pre-delivery payment financing facilities for the last two CRJ-900 aircraft that were delivered in April 2009, and $15.4 million in principal repayments on other debt obligations.

Net cash provided by financing activities for the six months ended June 30, 2008 totaled $8.0 million.  During the six months of 2008, we received $91.8 million in debt proceeds, primarily related to the Credit Facility. This was offset by $61.5 million of principal payments on debt obligations, primarily related to our pre-delivery payment facilities, and the $20.0 million purchase of our Series A Preferred Share from Northwest Airlines, Inc. on January 4, 2008.

Deferred tax asset.  We have recorded a deferred tax asset of $11.1 million related to future tax benefits.  This primarily relates to future tax benefits we will receive for our deferred CRJ-200 ASA revenue.  We are recognizing the deferred CRJ-200 ASA revenue over the 11-year term of the CRJ-200 ASA.

Guarantees and indemnifications.  We maintain certain standby letter of credit facilities for various vendors.  As of June 30, 2009 and December 31, 2008, we had approximately $3.0 million outstanding under these facilities, which are collateralized by $3.0 million that we have invested in certificates of deposit or similar instruments.  Total amounts invested in certificates of deposit and other similar instruments were $4.8 million and $5.4 million at June 30, 2009 and December 31, 2008, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Because the majority of our contracts are capacity purchase agreements, our exposure to market risks such as commodity price risk (e.g., aircraft fuel prices) is primarily limited to our pro-rate operations, which comprise 19% of our consolidated revenues.  With our 2007 acquisition of Colgan and our contracts with Delta and Continental that include the purchase of aircraft, we are exposed to commodity price and interest rate risks as discussed below.

Commodity Price Risk

Our pro-rate operations include exposure to certain market risks primarily related to aircraft fuel, which recently has been extremely volatile.  Aviation fuel expense is a significant expense for any air carrier, and even marginal changes in the cost of fuel greatly affect a carrier’s profitability.  Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply.  While our capacity purchase agreements require that fuel be provided to us at no cost, thereby reducing our overall exposure to fuel price fluctuations, our pro-rate code-share agreements with Continental, US Airways, and United expose us to fuel price risk.  Slightly offsetting our fuel risk, our agreement with Continental provides for an adjustment to the pro-rate revenue we receive from Continental based on projected changes in fuel prices.  For the projected annualized fuel consumption related to these agreements, each ten percent change in the price of jet fuel amounts to an approximate $2.1 million change in annual fuel costs.

Interest Rate Risk

Aircraft financing. We are exposed to interest rate risk from the time of entering into purchase commitments until the delivery of aircraft, at which time we receive permanent, fixed-rate financing for each aircraft.  As of June 30, 2009, we accepted delivery of all of 16 CRJ-900 aircraft. In January 2009, we entered into a purchase agreement for 15 firm Q400 aircraft with Bombardier, which will be delivered between August 2010 and April 2011.  Should interest rates change by 100 basis points before we take delivery, and assuming that we do not hedge the anticipated debt on the remaining Q400 aircraft, aggregate interest expense in the first year of financing would change by approximately $3.0 million.

Credit Facility. We are also exposed to interest rate risk on our revolving term loan with Citigroup (the “Credit Facility”), the balance of which was $85.8 million as of June 30, 2009.  Should interest rates change by 100 basis points, aggregate interest expense related to the Credit Facility over its remaining term would change by approximately $0.5 million.

Investment income.  Our earnings are affected by fluctuations in interest rates due to the impact those changes have on the amount of interest income we earn from our investments, which primarily consists of ARS and taxable money market securities.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates on our interest income.  Based on our current ARS balance and other taxable money market securities, a 100 basis point change in interest rates would result in an increase or decrease in annual investment income of approximately $2.2 million.  See Note 10 in Item 1 of this Form 10-Q for additional information about ARS.

Senior convertible notes. While we pay interest on the Notes at a fixed rate of 3.25%, the fair value of the Notes is sensitive to changes in interest rates and to changes in the market price of our common stock.  Interest rate changes may result in increases or decreases in the fair value of the Notes due to differences between market interest rates and rates in effect at the inception of the obligation.  The fair value of the Notes may also increase or decrease with differences between the current market price of our common stock and the market price on the original issuance date of the Notes.  Unless we elect to repurchase additional Notes in the open market, changes in their fair value have no impact on our consolidated financial statements as a whole. The estimated fair value of the Notes on July 31, 2009 was approximately $90.5 million, based on quoted market prices.

Item 4. Controls and Procedures

The Company, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There has been no change in our internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

September 11, 2001 Litigation.  Colgan is a defendant in litigation resulting from the September 11, 2001 terrorist attacks.  The Company believes it will prevail in this litigation; any adverse outcome from this litigation is expected to be covered by insurance and would therefore have no material adverse effect on the Company’s financial position, results of operations and cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 21, 2009.  The following Class II directors were elected to our Board of Directors:

Nominee	Votes For	Votes Withheld

Donald J. Breeding	15,429,839	290,281
Susan M. Coughlin	15,436,749	283,371
R. Philip Shannon	15,433,320	286,800

A proposal to amend the 2003 Stock Incentive Plan was voted on by stockholders as follows:

Votes For	Votes Against	Votes Abstaining

6,965,928	4,725,240	6,448

A proposal to ratify the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as the principal independent auditors for 2009 was voted on by stockholders as follows:

Votes For	Votes Against	Votes Abstaining

15,604,342	105,299	10,479

     The following directors’ terms of office as a director continued after the Annual Meeting: Donald J. Breeding, Susan M. Coughlin, Ian Massey, James E. McGehee, Jr., Thomas S. Schreier, Jr., Alfred T. Spain, R. Philip Shannon, Nicholas R. Tomassetti and Philip H. Trenary.

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

PINNACLE AIRLINES CORP.
By:	/s/ Philip H. Trenary
Philip H. Trenary
Date: August 7, 2009	President and Chief Executive Officer

By:	/s/ Peter D. Hunt
Peter D. Hunt
Date: August 7, 2009	Vice President and Chief Financial Officer