Form 10-K/A
period 2007-12-31
PINNACLE AIRLINES CORP
filed 2009-08-28
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Explanatory Note

We are amending our Annual Report on Form 10-K (the "Original Filing") for the year ended December 31, 2007, which was filed with the Securities and Exchane Commission on March 17, 2008.  This Amendment is being filed to amend Item 15 ("Exhibits and Financial Statement Schedules"), specifically to clarify the provisions in Exhibits 10.43 and 10.62 for which confidential treatment is sought.  The purpose of this Amendment is to respond to comments received from the Securities and Exchange Commission and to correct Exhibits 10.43 and 10.62 as originally filed.

This Amendment contains only the cover page, this Explanatory Note, the Signature Page and Exhibits 10.43 and 10.62.  This Amendment does not modify or update other disclosures in the Original Filing, and, accordingly, it should be read in conjunction with the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pinnacle Airlines Corp. has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Pinnacle Airlines Corp.
Registrant

	By:	/s/ Peter D. Hunt
	Name:	Peter D. Hunt
August 28, 2009	Title:	Vice President and Chief Financial Officer

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