Form 10-Q
period 2009-09-30
PINNACLE AIRLINES CORP
filed 2009-11-03
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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

As of October 30, 2009, 18,342,334 shares of common stock were outstanding.

Part 1.  Financial Information

Item 1.  Financial Statements

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2009	2008
		(Restated)
Operating revenues
Regional airline services	$214,478	$220,242
Other	2,730	1,550
Total operating revenues	217,208	221,792
Operating expenses
Salaries, wages and benefits	55,402	56,378
Aircraft rentals	30,093	31,411
Ground handling services	21,964	21,651
Aircraft maintenance, materials and repairs	25,311	20,612
Other rentals and landing fees	17,659	19,369
Aircraft fuel	6,197	14,831
Commissions and passenger related expense	5,660	7,183
Depreciation and amortization	9,377	7,586
Other	21,749	21,692
Impairment and aircraft retirement charges	-	1,069
Total operating expenses	193,412	201,782

Operating income	23,796	20,010

Operating income as a percentage of operating revenues	11.0%	9.0%
Nonoperating (expense) income
Interest income	277	1,289
Interest expense	(11,989)	(12,758)
Investment gain	4,233	-
Miscellaneous income, net	101	192
Total nonoperating expense	(7,378)	(11,277)
Income before income taxes	16,418	8,733
Income tax expense	(5,041)	(2,526)
Net income	$11,377	$6,207

Basic earnings per share	$0.63	$0.35

Diluted earnings per share	$0.62	$0.35

Shares used in computing basic earnings per share	17,970	17,867
Shares used in computing diluted earnings per share	18,204	17,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Nine Months Ended September 30,
	2009	2008
		(Restated)
Operating revenues
Regional airline services	$629,614	$640,414
Other	6,679	6,873
Total operating revenues	636,293	647,287
Operating expenses
Salaries, wages and benefits	167,999	165,582
Aircraft rentals	90,679	97,439
Ground handling services	70,622	72,712
Aircraft maintenance, materials and repairs	74,800	66,261
Other rentals and landing fees	53,987	52,123
Aircraft fuel	15,968	41,603
Commissions and passenger related expense	15,714	21,438
Depreciation and amortization	26,740	18,566
Other	54,890	68,614
Impairment and aircraft retirement charges	1,980	13,688
Total operating expenses	573,379	618,026

Operating income	62,914	29,261

Operating income as a percentage of operating revenues	9.9%	4.5%
Nonoperating (expense) income
Interest income	1,942	5,326
Interest expense	(34,712)	(31,194)
Investment gain (loss)	3,944	(8,675)
Miscellaneous income, net	445	166
Total nonoperating expense	(28,381)	(34,377)
Income (loss) before income taxes	34,533	(5,116)
Income tax benefit (expense)	1,680	(355)
Net income (loss)	$36,213	$(5,471)

Basic earnings (loss) per share	$2.02	$(0.31)

Diluted earnings (loss) per share	$2.01	$(0.31)

Shares used in computing basic earnings (loss) per share	17,968	17,864
Shares used in computing diluted earnings (loss) per share	18,050	17,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2009	December 31, 2008
Assets	(Unaudited)	(Restated)
Current assets
Cash and cash equivalents	$81,211	$69,469
Restricted cash	4,158	5,417
Receivables, net	33,486	31,619
Spare parts and supplies, net	18,570	17,106
Prepaid expenses and other assets	6,157	8,160
Assets held for sale	1,020	2,786
Deferred income taxes, net of allowance	10,058	13,908
Income taxes receivable	34,186	31,117
Total current assets	188,846	179,582
Property and equipment
Flight equipment	754,274	721,499
Aircraft pre-delivery payments	10,022	5,721
Other property and equipment	47,336	46,218
Less accumulated depreciation	(77,954)	(53,507)
Net property and equipment	733,678	719,931

Investments	4,078	116,900
Deferred income taxes, net of allowance	-	40,847
Other assets	319,726	33,724
Debt issuance costs, net	3,737	3,711
Goodwill	18,422	18,422
Intangible assets, net	12,784	14,585
Total assets	$1,281,271	$1,127,702

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$35,918	$32,116
Bank line of credit	-	8,275
Senior convertible notes	29,853	10,754
Pre-delivery payment facility	-	4,075
Accounts payable	20,748	30,431
Deferred revenue	24,363	23,851
Accrued expenses and other current liabilities	59,131	74,669
Total current liabilities	170,013	184,171

Senior convertible notes	-	97,683
Noncurrent pre-delivery payment facility	4,910	-
Long-term debt, less current maturities	529,045	502,741
Credit facility	-	90,000
Deferred revenue, net of current portion	182,464	192,191
Deferred income taxes, net of allowance	4,191	-
Other liabilities	295,214	5,182

Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,792,426 and 22,514,782 shares issued, respectively	228	225
Treasury stock, at cost, 4,450,092 shares	(68,152)	(68,152)
Additional paid-in capital	120,838	119,610
Accumulated other comprehensive loss	(14,916)	(17,172)
Retained earnings	57,436	21,223
Total stockholders’ equity	95,434	55,734
Total liabilities and stockholders’ equity	$1,281,271	$1,127,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)
	Nine Months Ended September 30,
	2009	2008
Operating activities		(Restated)
Net income (loss)	$36,213	$(5,471)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,097	20,321
Impairment charges	-	10,557
Loss on ineffective portion of derivative	1,424	-
Investment (gain) loss	(3,944)	8,675
Interest accretion, net	5,704	7,162
Gain on debt extinguishment	(1,963)	-
Excess of insurance proceeds over cost basis of aircraft	(842)	-
Deferred income taxes	47,694	26,421
Recognition of deferred revenue	(17,400)	(18,668)
Other	7,197	9,730
Changes in operating assets and liabilities:
Restricted cash	1,259	770
Receivables	(1,867)	(2,487)
Prepaid expenses and other assets	(1,300)	(1,714)
Insurance proceeds	3,127	1,999
Hedge related payments	-	(19,530)
Spare parts and supplies	(2,375)	(6,249)
Income taxes receivable	(3,069)	(29,336)
Accounts payable and accrued expenses	(5,813)	10,418
Change in unrecognized tax benefits and related interest	(19,345)	-
Increase in deferred revenue	8,185	1,229
Cash provided by operating activities	83,982	13,827
Investing activities
Purchases of property and equipment	(7,021)	(25,854)
Insurance proceeds related to property and equipment	3,576	-
Proceeds from sales of property and equipment	-	142
Purchases of auction rate securities	-	(82,200)
Proceeds from auction rate securities redemptions and sales	27,770	133,450
Cash provided by investing activities	24,325	25,538
Financing activities
Proceeds from debt	24,761	91,810
Payments on credit facilities	(12,875)	(59,415)
Repurchase of senior convertible notes	(83,870)	-
Payments on other long-term debt	(23,358)	(11,707)
Purchase of Series A Preferred Share	-	(20,000)
Other financing activities	(1,223)	(3,009)
Cash used in financing activities	(96,565)	(2,321)
Net increase in cash and cash equivalents	11,742	37,044
Cash and cash equivalents at beginning of period	69,469	26,785
Cash and cash equivalents at end of period	$81,211	$63,829
Noncash investing and financing activities
Property and equipment acquired through the issuance of debt	$49,511	$404,098
Debt retired with insurance proceeds	15,424	-
Debt retired with auction rate securities proceeds	90,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INDEX

1. Description of Business and Basis of Presentation	7. Earnings (Loss) Per Share
2. Liquidity Discussion	8. Share-Based Compensation
3. Code-share Agreements with Partners	9. Income Taxes
4. Borrowings	10. Investments and Fair Value Measurements
5. Hedging	11. Commitments and Contingencies
6. Comprehensive Income (Loss)	12. Segment Reporting

1.  Description of Business and Basis of Presentation

Pinnacle Airlines Corp. and its wholly owned subsidiaries, Pinnacle Airlines, Inc. and Colgan Air, Inc., are collectively referred to in this report as the “Company,” except as otherwise noted.  The Company’s subsidiaries will be referred to as “Pinnacle” for Pinnacle Airlines, Inc. and “Colgan” for Colgan Air, Inc.

Pinnacle operates an all-regional jet fleet providing regional airline capacity to Delta Air Lines, Inc. and its subsidiaries (“Delta”) at its hub airports in Atlanta, Detroit, Memphis, and Minneapolis/St. Paul.  At September 30, 2009, Pinnacle operated 126 Canadair Regional Jet (“CRJ”)-200 aircraft under Delta brands with approximately 650 daily departures to 108 cities in 31 states, the District of Columbia and three Canadian provinces.  Pinnacle also operated a fleet of 16 CRJ-900 aircraft as a Delta Connection carrier with approximately 85 daily departures to 27 cities in 15 states, the District of Columbia, Belize, Mexico, Turks and Caicos Islands, and the U.S. Virgin Islands.

Colgan operates an all-turboprop fleet under a regional airline capacity purchase agreement with Continental Airlines, Inc. (“Continental”), and also under revenue pro-rate agreements with Continental, United Air Lines, Inc. (“United”) and US Airways Group, Inc. (“US Airways”).  As of September 30, 2009, Colgan operated a fleet of 14 Q400 aircraft under a capacity purchase agreement with Continental, providing 92 daily departures to 15 cities in 11 states, the District of Columbia and one Canadian province. Colgan also operated 34 Saab aircraft under its pro-rate operations with approximately 243 daily departures to 43 destinations in ten states and the District of Columbia.

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

All amounts contained in the notes to the condensed consolidated financial statements are presented in thousands, with the exception of years, per share amounts and number of aircraft.  Certain reclassifications have been made to conform prior year financial information to the current period presentation.  In addition, certain prior period amounts have been restated to conform to the provisions of a newly adopted accounting standard that affected the accounting treatment of the Company’s senior convertible notes.  See Note 4 for further discussion of this standard.

Effective June 15, 2009, the Company adopted a new accounting standard related to subsequent events.  This standard established standards for accounting for and disclosing subsequent events (events that occur after the balance sheet date, but before financial statements are issued or are available to be issued).  Entities must now disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued.  The adoption of this standard did not have a material impact on the Company’s statement of operations or balance sheet.  For the three months ended September 30, 2009, the Company has considered subsequent events through November 3, 2009, which is the date its condensed consolidated financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

2.  Liquidity Discussion

As discussed in greater detail in Note 4, in 2005, the Company issued $121,000 of its 3.25% senior convertible notes (“the Notes”).  Holders of the outstanding Notes can require the Company to repurchase the Notes on February 15, 2010 (the “Put Date”) for a cash payment equal to the then outstanding par amount, plus accrued interest.

Throughout 2009, the Company has undertaken a number of initiatives to increase liquidity and reduce the amount of Notes outstanding in advance of the Put Date.  During the third quarter of 2009, the Company completed a $25,000, three-year term loan secured by its pool of spare rotable and expendable aircraft parts and certain spare engines (the “Spare Parts Loan”).  In addition, the Company reached an agreement to sell its portfolio of auction rate securities (“ARS”) to the financial institution that originally sold the ARS portfolio to the Company (the “ARS Settlement”).  After repayment of a related credit facility, the Company received approximately $27,000 in net cash proceeds from this transaction.

Throughout 2009, the Company used the proceeds from these transactions and its existing cash balances to repurchase $90,021 par amount of the outstanding Notes.  Currently, $30,979 par amount of the Notes remains outstanding.

As of September 30, 2009, the Company had $81,211 of unrestricted cash and cash equivalents.  In addition, the Company expects to receive a federal income tax refund of approximately $40,000 during the first half of 2010.  Management believes that the Company’s unrestricted cash and cash equivalents, combined with its expected operating cash flow through February 2010, will be adequate to repurchase the remaining balance of $30,979 par amount of the Notes if the Note holders exercise their options.  However, the Company is subject to minimum cash balances in some of its financing agreements, including a required month-end minimum unrestricted cash balance related to the Spare Parts Loan.  The minimum liquidity amount required in January and February 2010 is $30,000.  In addition, most of the Company’s long-term debt obligations contain cross-default provisions.  The Company may not meet its minimum unrestricted cash balance requirements after repurchase of the remaining outstanding Notes in February 2010 until it receives its federal income tax refund.  Management is in discussions with several parties about the possibility of a short-term credit facility that would be repaid upon receipt of the Company’s federal income tax refund.  If the Company is not able to complete a short-term credit facility, then it would seek a waiver of the minimum cash requirement with its lender; however, no assurance can be given at this time that such a waiver can be obtained.

For additional information regarding the Company’s liquidity, please refer to Management’s Discussion and Analysis included in Item 2 of this Form 10-Q.

3.  Code-Share Agreements with Partners

The Company’s operating contracts fall under two categories: capacity purchase agreements and revenue pro-rate agreements.  The following is a summary of the percentage of regional airline services revenue attributable to each contract type and code-share partner for the three and nine months ended September 30, 2009.

	Three Months Ended September 30, 2009
	Percentage of Regional Airline Services Revenue
Source of Revenue	Capacity Purchase Agreements	Pro-Rate Agreements	Total
Delta	71%	-	71%
Continental	9%	6%	15%
US Airways	-	6%	6%
United	-	6%	6%
Essential Air Service	-	2%	2%
Total	80%	20%	100%

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

3.  Code-Share Agreements with Partners (continued)

	Nine Months Ended September 30, 2009
	Percentage of Regional Airline Services Revenue
Source of Revenue	Capacity Purchase Agreements	Pro-Rate Agreements	Total
Delta	73%	-	73%
Continental	9%	6%	15%
US Airways	-	5%	5%
United	-	5%	5%
Essential Air Service	-	2%	2%
Total	82%	18%	100%

Recent Developments

In January 2009, the Company amended its capacity purchase agreement with Continental to operate an additional 15 Q400 aircraft, beginning in September 2010.  These additional aircraft have scheduled delivery dates from August 2010 through April 2011.

In June 2009, the Company amended its CRJ-200 airline services agreement with Delta (the “CRJ-200 ASA”) to increase the size of its CRJ-200 operating fleet by two aircraft.  These two aircraft will not be scheduled for regular service.  Instead, they will be used as spare aircraft to increase the efficiency of the Company’s CRJ-200 operations.  The Company does not expect this fleet addition to have a material effect on its results of operations.

4.  Borrowings

Senior Convertible Notes

In February 2005, the Company completed the private placement of $121,000 principal amount of 3.25% senior convertible notes due February 15, 2025 (the "Notes"), of which $30,979 par amount remains outstanding as of September 30, 2009.  If certain conditions are met, the Notes are convertible into a combination of cash and common stock equivalent to the value of 75.6475 shares of the Company’s common stock per $1 par amount of Notes, or a conversion price of $13.22 per share.

Beginning on February 15, 2010 the Company may redeem the Notes for cash, in whole or in part at any time or from time to time.  The Company will give not less than 30 days’ or more than 60 days’ notice of redemption by mail to holders of the Notes.  If the Company elects to redeem the Notes, it will pay a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued interest to the redemption date. The holders of the Notes may require the Company to purchase all or a portion of their Notes for cash on February 15, 2010, February 15, 2015 and February 15, 2020 at a purchase price equal to 100% of their principal amount plus accrued interest, if any.  As a result, the entire remaining obligation is shown as a current liability in the Company’s condensed consolidated balance sheet as of September 30, 2009.

New Accounting Standard

A new accounting standard related to convertible debt became effective for and was adopted by the Company beginning January 1, 2009.  This standard changed the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  Issuers must account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  In addition, issuers are required to bifurcate the value of the convertible instrument upon its issuance into the component that represented debt and the component that represented the imbedded equity option.  The value of the imbedded equity option is reclassified to additional paid-in capital.  The resulting discount on the par amount of the debt is recognized as interest expense in the Company’s consolidated statement of operations over the expected term of the debt.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

4.  Borrowings (continued)

The new accounting standard requires retrospective application to the terms of instruments as they existed for all periods presented.  The cumulative effect of the changes in accounting principle on periods prior to those presented is recognized as of the beginning of the first period presented with an offsetting adjustment made to the opening balance of retained earnings for that period.  As a result, the Company recorded a net $12,565 reduction to the January 1, 2008 balance of retained earnings to apply the provisions of the new standard from the February 15, 2005 issuance date of the Notes.

The Company estimated the fair value of the Notes as of the date of issuance.  The difference between the fair value and the principal amounts of the Notes was $44,046.  This amount was retrospectively applied to the Company’s financial statements from the issuance date, and was retrospectively recorded as a debt discount and as an increase to additional paid-in capital, net of tax.  The discount is being amortized over the expected five-year life of the Notes resulting in an increase to interest expense in historical and future periods. The following reconciles the Company’s consolidated statements of operations for the three and nine months ended September 30, 2008 and its condensed consolidated balance sheet as of December 31, 2008, as originally reported to the restated statements contained in these financial statements.

	Three Months Ended September 30, 2008
	As Reported	Adjustments	Restated
Operating income	$20,010	$-	$20,010

Nonoperating (expense) income
Interest income	1,289	-	1,289
Interest expense	(10,253)	(2,505)	(12,758)
Miscellaneous income	192	-	192
Total nonoperating expense	(8,772)	(2,505)	(11,277)
Income before income taxes	11,238	(2,505)	8,733
Income tax (expense) benefit	(3,521)	995	(2,526)
Net income	$7,717	$(1,510)	$6,207

Basic and diluted income per share	$0.43	$(0.08)	$0.35

	Nine Months Ended September 30, 2008
	As Reported	Adjustments	Restated
Operating income	$29,261	$-	$29,261

Nonoperating (expense) income
Interest income	5,326	-	5,326
Interest expense	(23,915)	(7,279)	(31,194)
Net investment loss	(8,675)	-	(8,675)
Miscellaneous income	166	-	166
Total nonoperating expense	(27,098)	(7,279)	(34,377)
Income (loss) before income taxes	2,163	(7,279)	(5,116)
Income tax (expense) benefit	(3,244)	2,889	(355)
Net loss	$(1,081)	$(4,390)	$(5,471)

Basic and diluted loss per share	$(0.06)	$(0.25)	$(0.31)

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

4.  Borrowings (continued)

	As of December 31, 2008
	As Reported	Adjustments	Restated
Current deferred tax asset	$14,338	$(430)	$13,908
Total current assets	180,012	(430)	179,582
Net property and equipment	717,970	1,961	719,931
Noncurrent deferred tax asset	45,004	(4,157)	40,847
Debt issuance costs, net	6,505	(2,794)	3,711
Total assets	1,133,122	(5,420)	1,127,702
Senior convertible notes	121,000	(12,563)	108,437
Additional paid-in capital	93,812	25,798	119,610
Retained earnings	39,878	(18,655)	21,223
Total liabilities and stockholders’ equity	$1,133,122	$(5,420)	$1,127,702

In January 2009, the Company repurchased $12,000 par value of the Notes for $8,870 plus accrued and unpaid interest.  The book value of that portion of the Notes at the time of the repurchase was $10,801.  As a result, the Company recorded a gain on debt extinguishment of $1,931 during the three months ended March 31, 2009.

In August 2009, the Company repurchased $78,021 par value of the Notes for $75,000 plus accrued and unpaid interest.  The book value of that portion of the Notes at the time of the repurchase was $74,492.  As a result, the Company recorded a gain on debt extinguishment of $115 and a reduction to additional paid-in capital of $523, net of tax, during the three months ended September 30, 2009.

As a result of the adoption of the new accounting standard, interest expense increased by $1,898 and $6,952 for the three and nine months ended September 30, 2009.  Income before income taxes, net income and EPS decreased by $1,898, $1,147, and $0.06, respectively, for the three months ended September 30, 2009, and by $6,952, $4,202, and $0.23, respectively, for the nine months ended September 30, 2009.

The unamortized discount of the liability component was $1,127 and $12,563 at September 30, 2009 and December 31, 2008, respectively.  This discount will be amortized through February 15, 2010.  The fair value of the Notes as of September 30, 2009 and December 31, 2008 was $29,623 and $80,465, respectively.

The following table provides additional information about the Company’s Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Effective interest rate on liability component	13.5%	13.5%	13.5%	13.5%
Interest cost recognized as amortization of the discount of liability component	$1,841	$2,466	$6,708	$7,162
Cash interest cost recognized (coupon interest)	$662	$983	$2,440	$2,949

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

4.  Borrowings (continued)

Credit Facility

In March 2008, the Company entered into a revolving term loan (the “Credit Facility”) with a financial institution.  The Credit Facility provided for advances up to $60,000 and was collateralized by the Company’s ARS portfolio. The Company amended the Credit Facility in June 2008, to increase the eligible amount for borrowing from $60,000 to $80,000, and again in November 2008 to increase the eligible amount for borrowing from $80,000 to $90,000.  The agreement allowed up to $80,000 of the proceeds to be used to support the Company’s aircraft purchases and for general working capital purposes.  The remaining $10,000 was restricted for use to retire other outstanding debt, which the Company used to repurchase $12,000 par value of the Notes in January 2009 and to repay a portion of its pre-delivery deposit financing facility as aircraft delivered in December 2008.

During the three months ended September 30, 2009, the Company repaid in full the Credit Facility as a result of the ARS Settlement.  See Note 10 for further discussion.

Line of Credit

The Company maintained a revolving line of credit with an institutional lender for a principal amount not to exceed $8,500 or 75% of the net unpaid balance of Colgan’s eligible accounts receivable.  Amounts outstanding under this line of credit were $8,275 at December 31, 2008.  This instrument had an interest rate of Prime plus 0.25%, which was 3.50% as of December 31, 2008.  The line of credit expired on April 15, 2009, and the outstanding balance was paid in full.

Long-Term Notes Payable

As of September 30, 2009 and December 31, 2008, the Company had long-term notes payable of $564,963 and $534,857, respectively.  Included in long-term notes payable are borrowings from Export Development Canada (“EDC”) for owned aircraft.  The borrowings are collateralized by the Company’s fleet of CRJ-900 and Q400 aircraft and bear interest at rates ranging between 3.8% and 6.7% with maturities through the fourth quarter of 2023.  Amounts outstanding under these EDC borrowings were $522,276 and $512,575 at September 30, 2009 and December 31, 2008, respectively.

The fair value of the Company’s long-term notes payable as of September 30, 2009 and December 31, 2008 was $477,274 and $435,949, respectively.  These estimates were based on either market prices or the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar liabilities.

As discussed in Note 11, one of the Company’s Q400 aircraft was destroyed in an accident on February 12, 2009.  The insurance proceeds were used to retire the related debt of approximately $15,400 during the three months ended March 31, 2009.

As previously discussed, on January 13, 2009, the Company amended its Continental CPA to operate an additional 15 Q400 aircraft beginning in September 2010.  The aircraft have scheduled delivery dates from August 2010 through April 2011.  In connection with this amendment, the Company executed a new pre-delivery payment financing facility with EDC for up to $35,600 on substantially similar terms to its other pre-delivery payment facilities.  This instrument has an interest rate indexed to LIBOR, which was 3.43% as of September 30, 2009.  Amounts outstanding under this facility were $4,910 at September 30, 2009, and were classified as long-term.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

4.  Borrowings (continued)

Spare Parts Loan

On July 30, 2009, the Company completed a $25,000, three-year term loan financing with C.I.T. Leasing and funded by CIT Bank.  The Spare Parts Loan is secured by the Company’s pool of spare repairable, rotable and expendable parts and certain aircraft engines.  The interest rate for the Spare Parts Loan is a variable rate, which for the first interest period is indexed to LIBOR (subject to a floor) and was 8.5% as of September 30, 2009. The Spare Parts Loan requires that the Company maintain a minimum liquidity level at the end of every month and at specified times preceding the maturity date or call date of certain other indebtedness. The Spare Parts Loan also has standard provisions relating to the Company’s obligation to timely repay the indebtedness and maintenance of the collateral base relative to the outstanding principal amount of the borrowing.  The proceeds of the Spare Parts Loan were used to repurchase a portion of the Notes during the three months ended September 30, 2009.  Amounts outstanding under the Spare Parts Loan were $24,684 as of September 30, 2009.

5.  Hedging

As of September 30, 2009 and December 31, 2008, the Company had no outstanding interest rate derivatives.  The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008:

Three Months Ended September 30,	Amount of Loss Reclassified from OCI into Income (Effective Portion) (2)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2009	$(774)	$-
2008	$(734)	$-

Nine Months Ended September 30,	Amount of Loss Reclassified from OCI into Income (Effective Portion) (2)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2009	$(2,372)	$(1,424	)(1)
2008	$(1,518)	$-

(1)
This charge is related to the debt that financed the Q400 aircraft that was destroyed in an accident during the three months ended March 31, 2009.  The associated debt was repaid during the first quarter of 2009.  This loss is included in miscellaneous nonoperating expense in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2009.

(2)
Derivatives classified as cash flow hedges include interest rate swaps.  Amounts reclassified from OCI into income are recorded in interest expense within the Company’s condensed consolidated statements of operations.

The losses from settled interest rates swaps recorded in other comprehensive income (“OCI”), net of tax and amortization, within the condensed consolidated balance sheets were $15,347 and $17,752 as of September 30, 2009 and December 31, 2008, respectively.  Included in the above total net realized losses from interest rate swaps as of September 30, 2009, are $3,004 in net unrecognized losses that are expected to be amortized into earnings during the 12 months following September 30, 2009.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

6.  Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related taxes, for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Net income (loss)	$11,377	$6,207	$36,213	$(5,471)
Adjustments:
Retired Pilots’ Insurance Benefit Plan unrealized actuarial gain	(136)	(6)	(149)	(59)
Change in cash flow hedge unrealized loss	494	230	2,405	(5,591)
Reversal of unrealized gain on investments	(4,404)	-	-	-
Total comprehensive income (loss)	$7,331	$6,431	$38,469	$(11,121)

7.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Net income (loss)	$11,377	$6,207	$36,213	$(5,471)
Basic earnings (loss) per share	$0.63	$0.35	$2.02	$(0.31)
Diluted earnings (loss) per share	$0.62	$0.35	$2.01	$(0.31)

Share computation:
Weighted average number of shares outstanding for basic earnings per share	17,970	17,867	17,968	17,864
Senior convertible notes	-	-	-	-
Share-based compensation (1)	234	24	82	-
Weighted average number of shares outstanding for diluted earnings per share	18,204	17,891	18,050	17,864

(1)
During the three months ended September 30, 2009 and 2008 options to acquire 1,094 and 1,119 shares, respectively, were excluded from the computation of diluted EPS as their impact was anti-dilutive. During the nine months ended September 30, 2009 and 2008 options to acquire 1,684 and 920 shares, respectively, were excluded from the computation of diluted EPS as their impact was anti-dilutive.

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

During the three and nine months ended September 30, 2009, the Company recognized $586 and $1,948, respectively, of share-based compensation expense, and $616 and $1,989, respectively, for the same periods of the prior year.

The following table provides certain information with respect to the Company’s stock options:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,106	$13.09
Granted	626	2.65
Exercised	-	-
Expired	(8)	11.70
Forfeited	(11)	7.11
Outstanding at September 30, 2009	1,713	$9.32	7.2 years	$2,553
Options exercisable at September 30, 2009	857	$12.58	5.5 years	$47

The following table provides certain information with respect to the Company’s restricted stock:

	Restricted Stock
	Shares	Fair Value
Unvested at January 1, 2009	197	$2,599
Granted	278	738
Vested	(102)	(1,186)
Forfeited	-	-
Unvested at September 30, 2009	373	$2,151

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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

9. Income Taxes (continued)

The Company and the Service agreed for the Company to pay approximately $3,000 of additional income tax and accrued interest in settlement of all open tax matters for these years.  With this agreement, the Service completed its examination of the Company’s federal tax filings for 2003, 2004 and 2005.  The Company paid the settlement amount during the three months ended June 30, 2009.  As a result of the completion of this examination, the Company recorded during the three months ended March 31, 2009 a reduction to income tax expense of $13,551 and a pre-tax reduction to interest expense of $2,926.

The following summarizes the significant components of the Company’s income tax expense for the periods indicated:

	Three Months Ended September 30,
	2009		2008 (Restated)
	Dollars	Percent	Dollars	Percent
Income tax expense at statutory rate	$(5,746)	(35.0)%	$(3,057)	(35.0)%
State income taxes, net of federal taxes	(534)	(3.2)%	(789)	(9.0)%
Settlements	-	-	-	-
Tax-exempt income	71	0.4%	2,145	24.6%
Meals and entertainment	(146)	(0.9)%	(733)	(8.4)%
Valuation allowance	1,248	7.6%	-	-
Other	66	0.4%	(92)	(1.1)%
Income tax expense	$(5,041)	(30.7)%	$(2,526)	(28.9)%

	Nine Months Ended September 30,
	2009		2008 (Restated)
	Dollars	Percent	Dollars	Percent
Income tax (expense) benefit at statutory rate	$(12,087)	(35.0)%	$1,791	(35.0)%
State income taxes, net of federal taxes	(816)	(2.4)%	(484)	9.5%
Settlements	13,401	38.8%	-	-
Tax-exempt income	290	0.9%	3,394	(66.3)%
Meals and entertainment	(391)	(1.1)%	(1,110)	21.7%
Valuation allowance	1,377	4.0%	(3,036)	59.3%
Other	(94)	(0.3)%	(910)	17.7%
Income tax benefit (expense)	$1,680	4.9%	$(355)	6.9%

The Company provides for interest and penalties accrued related to unrecognized tax benefits in nonoperating expenses.  As of September 30, 2009 and December 31, 2008, the Company had $317 and $3,692 of accrued interest and penalties, respectively.

The following table reconciles the Company’s beginning and ending unrecognized tax benefits balances:

2009
Unrecognized tax benefits balance at January 1	$16,518
Increases (decreases) for prior period positions	(1,525)
Increases (decreases) for current period positions	-
Settlements	(14,446)
Lapses of statutes	-
Unrecognized tax benefits balance at September 30	$547

The amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $547 as of September 30, 2009.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

10. Investments and Fair Value Measurements

The Company invests excess cash balances primarily in short-term money market instruments.  Investments in marketable securities are classified as available-for-sale and presented at their estimated fair values based on quoted market prices for those securities.

The Company’s investment portfolio previously consisted primarily of ARS.  As discussed in Note 2, on August 24, 2009, the Company entered into the ARS Settlement, whereby a financial institution purchased the ARS from the Company at a discount to par plus accrued interest, and the Company utilized a portion of the purchase price of the ARS to repay all amounts outstanding under the Credit Facility.  In addition, the ARS Settlement provides that for a period of three years from the date of the ARS Settlement, the Company shall have the right to repurchase all or a portion of the ARS at the same discount to par the bank paid to the Company under the ARS Settlement (the “ARS Call Options”).  The Company determined the fair value of the ARS Call Options to be $4,078 at September 30, 2009.  They are classified as investments on the Company’s condensed consolidated balance sheet as of September 30, 2009.

Fair Value Measurements

The Company’s borrowings and investments are required to be measured at fair value on a recurring basis.  Due to events in the credit markets that predominantly began during the first quarter of 2008, there is no longer an active trading market for ARS.  Therefore, the fair values of the Company’s ARS were estimated utilizing a discounted cash flow model.  This model considered, among other items, the collateralization underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and an estimate of when the security is expected to have a successful auction or be called by the issuer.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.  As previously discussed, the Company’s balance of ARS as of September 30, 2009 was $0.

The fair values of the ARS Call Options were also estimated using a discounted cash flow model.  The model considered potential changes in yields for securities with similar characteristics to the underlying ARS and evaluated possible future refinancing opportunities for the issuers of the ARS.  The analysis then assessed the likelihood that the options would be exercisable as a result of the underlying ARS being redeemed or traded in a secondary market at an amount greater than the exercise price prior to the end of the option term.  Future changes in the fair values of the ARS Call Options will be marked to market through the statement of operations.

The tables below present the Company’s assets and liabilities measured at fair value as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Level 1	Level 2	Level 3	Balance at September 30, 2009
Assets
Investments in ARS	$-	$-	$-	$-
ARS Call Options	$-	$-	$4,078	$4,078

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

10. Investments and Fair Value Measurements (continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Asset
	Auction Rate Securities
	Nine Months Ended September 30,
	2009	2008
Balance at beginning of period	$116,900	$-
Transfers to Level 3	-	136,100
Total unrealized gains (losses)
Included in nonoperating expense	-	-
Included in other comprehensive income (“OCI”)	-	(9,955)
Realized gains on redemptions, included in nonoperating expense(1)	44	-
Interest accretion	438	-
Redemptions (2)	(2,700)	-
Balance at March 31	$114,682	$126,145
Transfers to Level 3	-	-
Total unrealized gains (losses)
Included in nonoperating expense	(966)	(8,675)
Included in OCI	4,598	9,955
Realized gains on redemptions, included in nonoperating expense(1)	632	-
Interest accretion	437	-
Redemptions (2)	(2,950)	-
Balance at June 30	$116,433	$127,425
Transfers to Level 3	-	-
Total unrealized gains (losses)
Included in nonoperating expense	155	-
Included in OCI	(4,598)	-
Interest accretion	130	-
Redemptions (2)	(800)	(500)
Sales (3)	(111,320)	-
Balance at September 30	$-	$126,925

(1) The Company determines the cost basis for ARS redemptions using the specific identification method.
(2) Partial redemption of securities at par by the issuer.
(3) Proceeds received from the sale of the ARS portfolio in connection with the ARS Settlement.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

10. Investments and Fair Value Measurements (continued)

Asset
ARS Call Options
Nine Months Ended September 30,
	2009	2008
Balance at beginning of period	$-	$-
Transfers to Level 3	-	-
Balance at March 31	$-	$-
Transfers to Level 3	-	-
Balance at June 30	$-	$-
Transfers to Level 3	4,078	-
Total unrealized gains (losses)
Included in nonoperating income	-	-
Included in OCI	-	-
Balance at September 30	$4,078	$-

Effective June 30, 2009, the Company adopted new accounting guidance that extends the disclosure requirements regarding fair value of financial instruments to interim financial statements.  The adoption of this standard affects disclosures only and had no effect on the Company’s statement of operations, balance sheet, or statement of cash flows.  The carrying amounts and estimated fair values of the Company’s borrowings, which are discussed in detail in Note 4, as of September 30, 2009 were as follows:

	Carrying Amount	Estimated Fair Value
Senior convertible notes	$29,853	$29,623
Pre-delivery payment financing facilities	4,910	4,910
Long-term notes payable, primarily related to owned aircraft	564,963	434,586

11. Commitments and Contingencies

Employees. The Company operates under several collective bargaining agreements with groups of its employees.  Pinnacle has been involved in active negotiations with the Air Line Pilots Association (“ALPA”) since April 2005, when the collective bargaining agreement between the two parties became amendable.  On August 4, 2009, Pinnacle and ALPA reached a tentative agreement to amend the collective bargaining agreement.  The tentative agreement contained substantial wage rate increases and a proposed $10,200 signing bonus for Pinnacle’s pilots.  However, on September 24, 2009, Pinnacle’s pilots voted against ratification of the tentative agreement.  The National Mediation Board will determine when the parties will resume negotiations.

In late 2008, Colgan’s pilot group elected representation by ALPA.  The Company and ALPA began negotiating an initial collective bargaining agreement to cover Colgan’s pilot group in September 2009.  The Company is not yet able to estimate the timing or financial impact of a new collective bargaining agreement.

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

The Company has recorded a related liability of approximately $300,000 in other non-current liabilities on its condensed consolidated balance sheet at September 30, 2009 related to potential claims associated with this accident.  This liability is offset in its entirety by a corresponding long-term receivable, recorded in other assets on the condensed consolidated balance sheet that the Company expects to receive from insurance carriers as claims are resolved.  These estimates may be revised as additional information becomes available.

Disputes with Codeshare Partner.  The Company is in discussions with Delta regarding certain disputed contractual items in its CRJ-200 ASA.  Specifically, Delta has challenged a one-time adjustment to the Company’s block hour, cycle and fixed payment rates that was to become effective January 1, 2006.  The impact of Delta’s assertion could be a cumulative adjustment of as much as $11,000 from 2006 through September 30, 2009, and a rate decrease of approximately $3,000 annually until the next contractually scheduled rate adjustment on January 1, 2013. The parties have agreed to arbitrate this dispute, and the Company expects arbitration proceedings to begin shortly.

In addition, Delta has asserted that it may materially alter the payments related to the Company’s ground handling in the majority of the airports where Pinnacle operates, which would result in a decrease in Pinnacle’s 2009 operating income of approximately $1,100.  This disputed amount could change in future periods due to potential changes in the mix of cities in which Pinnacle operates.  In August 2009, Delta began to apply its interpretation of ground handling to the monthly wires that Pinnacle received, resulting in a net reduction of payments to Pinnacle of approximately $300 for August and September.  In addition, Delta asserted that Pinnacle owes Delta a retroactive payment related to this ground handling issue of approximately $4,000.   The Company believes Delta’s assertion is invalid and continues to discuss this dispute with Delta.  If the Company is unable to resolve this dispute through discussions, it may jointly seek arbitration with Delta.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

11. Commitments and Contingencies (continued)

Finally, Delta has disputed its obligation to fully reimburse Pinnacle for its aviation insurance premiums.  During the second quarter of 2009, Delta requested that Pinnacle exit the Delta aviation insurance program and independently source its own aviation insurance.  Effective July 1, 2009, Pinnacle obtained its own independent insurance program at a cost significantly higher than what it was allocated by Delta under the Delta insurance program.  Delta has asserted that it is not obligated to reimburse the full costs of Pinnacle’s independent insurance program, despite the fact that the Company believes both Pinnacle’s CRJ-200 ASA and the CRJ-900 Delta Connection Agreement require full reimbursement.  Delta has not reimbursed Pinnacle for approximately $1,700 related to the three months ended September 30, 2009.  The Company believes Delta’s assertion is without merit, and the Company is reviewing its legal options to enforce its rights under its operating contracts with Delta.

12.  Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.

The Company’s two operating segments consist of its two subsidiaries, Pinnacle Airlines, Inc. (“Pinnacle”) and Colgan Air, Inc. (“Colgan”).   Corporate overhead costs incurred by Pinnacle Airlines Corp. are allocated to the operating costs of each subsidiary.

The following represents the Company’s segment data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(restated)		(restated)
Operating revenues:
Pinnacle	$155,253	$148,142	$465,177	$458,244
Colgan	61,955	73,650	171,116	189,043
Consolidated	$217,208	$221,792	$636,293	$647,287

Operating income (loss):
Pinnacle	$15,686	$12,016	$46,582	$39,752
Colgan	8,110	7,994	16,332	(10,491)
Consolidated	$23,796	$20,010	$62,914	$29,261

The following represents the Company’s segment assets:

	September 30, 2009	December 31, 2008
Total assets:		(restated)
Pinnacle	$610,124	$582,176
Colgan	680,535	388,990
Unallocated	(9,388)	156,536
Consolidated	$1,281,271	$1,127,702

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

Overview and Outlook

As with the second quarter of 2009, our results of operations improved substantially year-over-year during the third quarter of 2009.  Our consolidated operating income improved by $3.8 million as compared to the third quarter of 2008.  As more fully discussed below under “Results of Operations,” these improvements came about through, among other things, the full implementation of our new capacity purchase agreements with Delta and Continental, a significant decrease in the cost of fuel incurred by Colgan, and the restructuring of Colgan’s pro-rate operations, partially offset by a decline in unit revenue in Colgan’s pro-rate operations.  Our net income in 2009 is also substantially increased as a result of our settlement with the Internal Revenue Service related to their review of our tax filings for 2003, 2004, and 2005.  We recorded a nonrecurring increase in net income of $13.6 million from this settlement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

    In addition to improvements in our operating and net income, we have completed a number of transactions during 2009 to increase our liquidity in advance of the date that holders of our remaining outstanding 3.25% senior convertible notes (the “Notes”) may require us to repurchase them.  Holders of the Notes have an option on February 15, 2010 (the “Put Date”) to require us to repurchase the then outstanding Notes for the par amount plus accrued interest.  Because of this impending obligation in February 2010, we have focused on increasing our liquidity and reducing the amount of the Notes outstanding through secondary market repurchases.  During the third quarter of 2009, we completed a $25 million term loan collateralized by our pool of spare rotable and expendable inventory and certain spare engines (the “Spare Parts Loan”).  In addition, we entered into a settlement agreement (the “ARS Settlement”) with a financial institution that sold us our portfolio of auction rate securities (“ARS”).  The ARS Settlement increased our cash balance by approximately $27 million. As a result of these transactions and positive operating cash flow of $84.0 million for the first nine months of 2009, we have substantially increased our liquidity position.  We used this increase in liquidity to repurchase $12 million par amount of the Notes in the first quarter of 2009 and approximately $78 million par amount of the Notes during the third quarter of 2009.  Approximately $31 million par amount of the Notes remains outstanding as of September 30, 2009.

In addition to the initiatives outlined above, we expect to receive a federal income tax refund in the first half of 2010 totaling approximately $40 million related to our 2009 federal income tax return.  Although we likely will not receive this refund until after the Put Date on the Notes, receipt of this refund will further enhance our liquidity position.

As a result of these accomplishments, we believe we have sufficient resources to repay the remaining outstanding $31.0 million par amount of Notes on the Put Date.  However, we may not have sufficient liquidity to meet the month-end minimum unrestricted cash and cash equivalents requirements contained in some of our financing agreements (primarily the Spare Parts Loan) after the Put Date until we receive our 2009 federal income tax refund (for additional information regarding this minimum cash requirement test, please refer to Notes 2 and 4 of our condensed consolidated financial statements, which are contained in Item 1 of this Form 10-Q).  We are in discussions with several parties about the possibility of a short-term credit facility to bridge the period between the Put Date and receipt of our 2009 federal income tax refund.  To the extent we are unsuccessful in sourcing a short-term credit facility or otherwise increasing liquidity to meet our month-end minimum cash requirements, we will seek a temporary waiver of the requirement from our lender; however no assurance can be given at this time that such a waiver can be obtained.

We are in discussions with Delta regarding certain disputed contractual items in our CRJ-200 ASA.  Specifically, Delta has challenged a one-time adjustment to our block hour, cycle and fixed payment rates that was to become effective January 1, 2006.  The impact of Delta’s assertion could be a cumulative adjustment of as much as $11.0 million from 2006 through September 30, 2009, and a rate decrease of approximately $3.0 million annually until the next contractually scheduled rate adjustment on January 1, 2013. The parties have agreed to arbitrate this dispute, and we expect arbitration proceedings to begin shortly.

In addition, Delta has asserted that it may materially alter the payments related to Pinnacle’s ground handling in the majority of the airports where Pinnacle operates, which would result in a decrease of Pinnacle’s 2009  operating income of approximately $1.1 million.  This disputed amount could change in future periods due to potential changes in the mix of cities in which Pinnacle operates.  In August 2009, Delta began to apply its interpretation of ground handling to the monthly wires that Pinnacle received, resulting in a net reduction of payments to Pinnacle of approximately $0.3 million for August and September.  In addition, Delta asserted that Pinnacle owes Delta a retroactive payment of approximately $4 million related to this ground handling issue.  We believe Delta’s assertions are invalid, and we continue to discuss this dispute with Delta.  If we are unable to resolve this dispute through discussions, we may jointly seek arbitration with Delta or pursue other legal options.

Finally, Delta has disputed its obligation to fully reimburse Pinnacle for its aviation insurance premiums.  During the second quarter of 2009, Delta requested that Pinnacle exit the Delta aviation insurance program and independently source its own aviation insurance.  Effective July 1, 2009, Pinnacle obtained its own independent insurance program at a cost significantly higher than what it was allocated by Delta under the Delta insurance program.  Delta has asserted that it is not obligated to reimburse the full costs of Pinnacle’s independent insurance program, despite the fact that both Pinnacle’s CRJ-200 ASA and CRJ-900 DCA require full reimbursement.  Delta has not reimbursed Pinnacle for approximately $1.5 million related to the third quarter of 2009.  We expect insurance premiums in future quarters to be approximately the same amount.  We believe Delta’s assertion is without merit, and we are reviewing our legal options to enforce our rights under our operating contracts with Delta.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

       Our pro-rate operations, which account for approximately 20% of our consolidated revenue, are susceptible to changes in passenger demand and fuel price volatility.  We took a number of steps during 2008 to eliminate unprofitable markets, reduce costs, and increase revenue in our remaining pro-rate markets.  These steps and lower fuel prices have significantly reduced the operating losses of our pro-rate operations, and in fact, our pro-rate operations were profitable during the second and third quarters of 2009.  However, the airline industry is experiencing the effects of the current recessionary environment in the United States.  Industry passenger revenue has declined dramatically during 2009, and our pro-rate operations were negatively affected by this drop.  We cannot predict how severely the recessionary environment will affect us in the fourth quarter of 2009 and in 2010.  Further, our pro-rate operations are still susceptible to seasonal demand fluctuations, with passenger demand materially weaker during the fourth and first quarter of each year as compared to the seasonally high demand we typically experience in the second and third quarters of each year.  Similar to prior years, we do not expect to earn a significant amount of operating income from our pro-rate operations during the fourth quarter of 2009 or the first quarter of 2010.  Accordingly, similar to prior years, we expect a decline in our consolidated operating and net income as compared to our recent results in the second and third quarters of 2009.

We are in the process of relocating Colgan’s headquarters from Manassas, Virginia to Memphis, Tennessee.  We believe that relocating Colgan’s leadership team and system operations control center to our headquarters will enhance the financial and operational performance of Colgan long-term due to a lower cost of living and the sharing of operational and safety “best practices” between Pinnacle and Colgan.  In addition, we are negotiating with state and local authorities to obtain certain long-term incentives that will help offset the cost of relocating Colgan’s headquarters.  We expect the cost of relocation, training and infrastructure associated with this move to be as much as $3 million, and we incurred approximately $0.4 million of this cost during the third quarter of 2009.  We expect Colgan’s headquarters relocation to be completed early in the first quarter of 2010.

Pinnacle has been involved in negotiations with the Air Line Pilots Association (“ALPA”) since April 2005, when the collective bargaining agreement between the two parties became amendable.  On August 4, 2009, Pinnacle and ALPA reached a tentative agreement to amend the collective bargaining agreement.  However, Pinnacle’s pilots did not ratify the tentative agreement.  The National Mediation Board now controls the timing of further negotiations with ALPA, and we do not yet have information as to when further negotiations will take place.  The failed tentative agreement provided for an increase in compensation for Pinnacle’s pilots to the industry average, which is consistent with our company-wide philosophy of industry-average pay and benefits.  In addition, the failed tentative agreement called for a one-time signing bonus of approximately $10.2 million.  While we cannot predict what the terms of a new tentative agreement will contain, we do expect any new tentative agreement to substantially increase Pinnacle’s salaries, wages and benefits costs.

Colgan’s pilots also elected representation by ALPA in late 2008, and we recently began negotiations with ALPA.  It is too early in the negotiation process for us to predict the timing or impact of a new collective bargaining agreement with ALPA covering Colgan’s pilots.

Throughout 2009 we have been positioning ourselves for additional profitable growth opportunities in 2010 and beyond.  We recently agreed with Continental to expand our Continental CPA by acquiring 15 Q400 aircraft from August 2010 through April 2011.  We also acquired an additional 15 Q400 options from the aircraft manufacturer, thereby increasing the total remaining number of our Q400 options to 30.  These options, if exercised, provide for the delivery of 15 Q400s in 2011 and the remaining 15 in 2013.  The Q400 aircraft has become a very competitive product within the regional airline industry.  The purchase price of the Q400 is significantly less than that of comparably sized regional jets, and the Q400 uses up to 30% less fuel.  As a result, we can offer our airline partners a large, passenger-friendly regional aircraft with a lower operating cost than that of similar regional jets.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following represents our results of operations, by segment and consolidated, for the three months ended September 30, 2009.  A discussion of our results of operations as compared to the same period in 2008 follows.

	Three Months Ended September 30, 2009
	Pinnacle	Colgan	Consolidated
	(in thousands)
Operating revenues
Regional airline services	$152,704	$61,774	$214,478
Other	2,549	181	2,730
Total operating revenues	155,253	61,955	217,208

Operating expenses
Salaries, wages and benefits	40,651	14,751	55,402
Aircraft rentals	29,204	889	30,093
Ground handling services	19,007	2,957	21,964
Aircraft maintenance, materials and repairs	16,318	8,993	25,311
Other rentals and landing fees	12,301	5,358	17,659
Aircraft fuel	-	6,197	6,197
Commissions and passenger related expense	817	4,843	5,660
Depreciation and amortization	5,129	4,248	9,377
Other	16,140	5,609	21,749
Total operating expenses	139,567	53,845	193,412

Operating income	15,686	8,110	23,796

Operating margin	10.1%	13.1%	11.0%

Nonoperating income (expense)
Interest income			277
Interest expense			(11,989)
Investment gain			4,233
Miscellaneous income, net			101
Total nonoperating expense			(7,378)
Income before income taxes			16,418
Income tax expense			(5,041)
Net income			$11,377

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended September 30, 2009
	Pinnacle	Colgan	Consolidated
	(in thousands)
Operating revenues
Regional airline services	$458,784	$170,830	$629,614
Other	6,393	286	6,679
Total operating revenues	465,177	171,116	636,293

Operating expenses
Salaries, wages and benefits	125,673	42,326	167,999
Aircraft rentals	87,564	3,115	90,679
Ground handling services	61,568	9,054	70,622
Aircraft maintenance, materials and repairs	45,203	29,597	74,800
Other rentals and landing fees	38,677	15,310	53,987
Aircraft fuel	-	15,968	15,968
Commissions and passenger related expense	2,876	12,838	15,714
Depreciation and amortization	15,011	11,729	26,740
Other	42,023	12,867	54,890
Impairment and aircraft retirement charges	-	1,980	1,980
Total operating expenses	418,595	154,784	573,379

Operating income	46,582	16,332	62,914

Operating margin	10.0%	9.5%	9.9%

Nonoperating income (expense)
Interest income			1,942
Interest expense			(34,712)
Investment gain			3,944
Miscellaneous income, net			445
Total nonoperating expense			(28,381)
Income before income taxes			34,533
Income tax benefit			1,680
Net income			$36,213

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended September 30, 2009 compared to the same period in 2008.  As discussed in Note 4 in Item 1 of this Form 10-Q, certain prior year amounts have been restated to comply with the provisions of the newly adopted accounting standard that affected the accounting for our senior convertible notes.

Consolidated and Segmented Results of Operations

Consolidated

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008 (Restated)	$ Change	% Change	2009	2008 (Restated)	$ Change	% Change
	(in thousands)
Total operating revenue	$217,208	$221,792	$(4,584)	(2)%	$636,293	$647,287	$(10,994)	(2)%
Total operating expenses	193,412	201,782	(8,370)	(4)%	573,379	618,026	(44,647)	(7)%
Operating income	23,796	20,010	3,786	19%	62,914	29,261	33,653	115%
Operating margin	11.0%	9.0%	2.0 pts.		9.9%	4.5%	5.4 pts.

Total nonoperating expense	(7,378)	(11,277)	3,899	(35)%	(28,381)	(34,377)	5,996	(17)%

Income (loss) before income taxes	16,418	8,733	7,685	88%	34,533	(5,116)	39,649	(775)%
Income tax (expense) benefit	(5,041)	(2,526)	(2,515)	100%	1,680	(355)	2,035	(573)%
Net income (loss)	$11,377	$6,207	$5,170	83%	$36,213	$(5,471)	$41,684	(762)%

Several nonrecurring items affected both operating and nonoperating expense for the three and nine months ended September 30, 2009.  During the nine months ended September 30, 2009, we recorded a net increase to operating expense related to $2.0 million ($1.3 million net of tax) of return costs associated with the retirement of our Beech 1900 aircraft fleet, partially offset by the $0.8 million ($0.5 million net of tax) excess of insurance proceeds received over the cost basis of an aircraft that was destroyed.  These items cumulatively reduced operating income by $1.1 million for the nine months ended September 30, 2009, respectively.

During the three months ended September 30, 2009, we recorded a nonoperating gain of $4.2 million ($4.1 million net of tax) related to the sale of our auction rate securities (“ARS”) portfolio.  Our net income for the nine months ended September 30, 2009 also includes net nonoperating gains of $0.1 million associated with the repurchase of certain indebtedness in the first quarter of 2009, hedge losses associated with one Q400 aircraft that was destroyed, and impairment charges incurred in the second quarter of 2009 associated with our ARS portfolio.  Our net income for the nine months ended September 30, 2009 was also increased by $15.4 million related to our settlement with the Internal Revenue Service on its examination of our federal tax returns for the tax years 2003 through 2005.

During the three and nine months ended September 30, 2008, we recorded charges of $1.1 million ($0.7 million net of tax) and $13.7 million ($8.8 million net of tax) related to the impairment of Colgan’s goodwill and certain charges necessary to retire several of Colgan’s aircraft associated with its pro-rate operations.  In addition, during the nine months ended September 30, 2008, we recorded an impairment charge of $8.7 million ($8.3 million net of tax) to write down the value of our portfolio of auction rate securities to fair value.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the nonrecurring items affecting our results for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Pre-tax	Net of tax	Pre-tax	Net of tax
Impairment and aircraft retirement charges	$-	$-	$1,069	$673
Net investment gain	(4,233)	(4,054)	-	-
Total nonrecurring charges (gains)	$(4,233)	$(4,054)	$1,069	$673

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Pre-tax	Net of tax	Pre-tax	Net of tax
Impairment and aircraft retirement charges	$1,980	$1,281	$13,688	$8,828
Excess of property insurance proceeds over cost basis of aircraft	(835)	(540)	-	-
Net investment (gain) loss	(3,944)	(3,777)	8,675	8,309
Ineffective portion of hedge	1,424	921	-	-
Reversal of interest on tax reserves	(2,926)	(1,850)	-	-
Gain on debt extinguishment	(1,856)	(1,122)	-	-
IRS settlement	-	(13,551)	-	-
Total nonrecurring charges (gains)	$(6,157)	$(18,638)	$22,363	$17,137

Operating Revenues

Operating revenue of $217.2 million and $636.3 million for the three and nine months ended September 30, 2009 decreased $4.6 million, or 2%, and $11.0 million, or 2%, respectively, compared to the same periods in 2008.  Changes in our capacity purchase related operating revenue are primarily caused by changes in our operating fleet size and aircraft utilization.  Changes in our pro-rate related operating revenue are primarily caused by a reduction in the scope of our pro-rate operations that we undertook in the fall of 2008, and by the average load factor, average passenger fare, and average incentive payments we receive from our partners and under our Essential Air Service agreements.  These changes are discussed in greater detail within our segmented results of operations.

Operating Expenses

For the three and nine months ended September 30, 2009, operating expenses decreased by $8.4 million and $44.6 million, or 4% and 7%, respectively, as compared to the same periods in 2008, primarily due to the decrease in fuel expense and gallons consumed at our Colgan subsidiary, along with the impairment of Colgan’s goodwill and other intangible assets during the nine months ended September 30, 2008.  This change and others are discussed in greater detail within our segmented results of operations.

Nonoperating Expense

Net nonoperating expense of $7.4 million for the three months ended September 30, 2009 decreased by approximately $3.9 million as compared to the same period in 2008.  The decrease is primarily related to the $4.2 million investment gain recorded during the three months ended September 30, 2009 related to the sale of our ARS portfolio to a financial institution in exchange for cash and options to repurchase the portfolio.  In addition, interest expense decreased by $0.8 million, primarily related to the cumulative repurchase of $90.0 million par amount of senior convertible notes during 2009.  These decreases were offset by a decrease in interest income of $1.0 million, primarily due to a decrease in interest rates on our ARS portfolio, as well as the sale of our ARS portfolio in August 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net nonoperating expense of $28.4 million for the nine months ended September 30, 2009 decreased by approximately $6.0 million as compared to the same period in 2008.  The decrease is primarily related to the $4.2 million investment gain discussed above, as compared to the $8.7 million ARS impairment charge recorded in 2008.  This was offset by a $3.5 million increase in interest expense, primarily related to the addition of CRJ-900 and Q400 aircraft to our fleet throughout 2008, offset by the reversal of interest on tax reserves and the repurchase of the Notes, as discussed above.  In addition, interest income decreased $3.4 million due to the decrease in interest rates on our ARS portfolio, as well as the sale of our ARS portfolio in August 2009.

Income Tax Expense

For the three and nine months ended September 30, 2009, we recorded income tax expense of $5.0 million and an income tax benefit of $1.7 million, respectively.  As previously discussed, we recently reached settlement with the IRS regarding our examination for tax years 2003 through 2005. The IRS had proposed a number of adjustments to our returns totaling approximately $35.0 million of additional tax, plus accrued interest and penalties on these proposed adjustments.  We agreed to pay approximately $3 million of additional income tax and accrued interest in settlement of all open tax matters for the years examined.  As a result, we recorded a reduction to income tax expense of $13.6 million during the nine months ended September 30, 2009 to reduce our accrued income tax reserves pursuant to the settlement.

Pinnacle Operating Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Other Data:
Revenue passengers (in thousands)	2,953	2,619	13%	8,116	7,770	4%
Revenue passenger miles (“RPMs”) (in thousands)	1,203,519	1,236,067	(3)%	3,504,903	3,622,776	(3)%
Available seat miles (“ASMs”) (in thousands)	1,508,956	1,598,929	(6)%	4,638,257	4,715,054	(2)%
Passenger load factor	79.8%	77.3%	2.5 pts.	75.6%	76.8%	(1.2) pts.
Operating revenue per ASM (in cents)	10.29	9.27	11%	10.03	9.72	3%
Operating cost per ASM (in cents)	9.25	8.51	9%	9.02	8.88	2%
Operating revenue per block hour	$1,454	$1,376	6%	$1,442	$1,381	4%
Operating cost per block hour	$1,307	$1,265	3%	$1,298	$1,261	3%
Block hours	106,802	107,632	(1)%	322,517	331,744	(3)%
Departures	71,002	66,779	6%	206,458	200,568	3%
Average daily utilization (block hours)	8.29	8.74	(5)%	8.36	8.91	(6)%
Average stage length (miles)	404	465	(13)%	427	462	(8)%

Number of operating aircraft (end of period)
CRJ-200	126	124	2%
CRJ-900	16	11	45%
Employees (end of period)	3,903	4,164	(6)%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pinnacle Operating Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in thousands)
Operating Revenues
Regional airline services
CRJ-200	$134,448	$136,710	$(2,262)	(2)%	$407,902	$429,608	$(21,706)	(5)%
CRJ-900	18,256	9,933	8,323	84%	50,882	21,906	28,976	132%
Other	2,549	1,499	1,050	70%	6,393	6,730	(337)	(5)%
Total operating revenues	$155,253	$148,142	$7,111	5%	$465,177	$458,244	$6,933	2%

Regional Airline Services

For the three months ended September 30, 2009, revenue earned under our CRJ-200 ASA of $134.4 million decreased by $2.3 million, or 2%, compared to the same period in 2008.  For the nine months ended September 30, 2009, revenue earned under our CRJ-200 ASA of $407.9 million decreased by $21.7 million, or 5%, compared to the same period in 2008.

Revenue earned under our CRJ-200 ASA was reduced by the return of 13 CRJ-200 aircraft during 2008 pursuant to the terms of our CRJ-200 ASA.  During the three and nine months ended September 30, 2009, we operated 2% and 5% fewer average CRJ-200 aircraft than the same periods in 2008.  Compounding the reduction in our operating fleet size, we experienced declines in aircraft utilization.  As a result of both the reduction in our CRJ-200 fleet size and the decline in aircraft utilization, volume based revenue decreased by $2.4 million, or 3%, and $18.1 million, or 7%, respectively, during the three and nine months ended September 30, 2009, as compared to the same periods in 2008.

In addition, during the three months ended September 30, 2009, we recorded $4.4 million less in departure based revenue as a result of a dispute with Delta over the amount that we earn for each departure under the CRJ-200 ASA.  Delta has asserted that it has the right under the CRJ-200 ASA to dramatically reduce both the revenue we receive and the cost we pay for ground handling services in certain cities where Delta or its designee provides ground handling services to us.  During the three months ended September 30, 2009, Delta began to compensate us according to its interpretation of the CRJ-200 ASA.  As a result, the revenue we received during the three and nine months ended September 30, 2009, related to certain ground handling services was reduced by approximately $4.4 million, and our related ground handling costs were reduced by $4.1 million, with the resulting net effect of a reduction of operating income of approximately $0.3 million.  While we have disputed Delta’s interpretation of the CRJ-200 ASA, we have only recorded the amounts received from Delta as revenue until this dispute is resolved.

Lastly, a change in other reimbursable expenses caused revenue to increase by $4.0 million, or 8%, during the three months ended September 30, 2009, as compared to the same period in 2008.  Revenue from reimbursable expenses increased by $2.9 million related to heavy maintenance checks and $2.7 million related to increased insurance expenses.  These increases were offset by a decrease of $0.9 million related to reduced property taxes, $0.5 million related to reduced engine maintenance expense, and $0.2 million related to reduced aircraft rental expense.

Revenue from reimbursable expenses decreased by $1.4 million during the nine months ended September 30, 2009, as compared to the same period in 2008.  Revenue from reimbursable expenses increased by $3.5 million related to heavy maintenance checks, $2.5 million related to increased insurance expenses, $2.1 million related to increased deicing expense, and $0.4 million related to increased landing fees expense.  These increases were offset by a decrease of $3.7 million related to reduced property taxes, $2.3 million related to reduced engine maintenance expense, and $3.9 million related to reduced aircraft rental expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue earned under the CRJ-900 DCA was $18.3 million for the three months ended September 30, 2009, an increase of $8.3 million, or 84%, as compared to the same period in 2008.  Revenue earned under the CRJ-900 DCA was $50.9 million for the nine months ended September 30, 2009, an increase of $29.0 million, or 132%, as compared to the same period in 2008.  During the three and nine months ended September 30, 2009, we operated 67% and 139% more average CRJ-900 aircraft than the same periods in 2008.  As of September 30, 2009, we operated 16 CRJ-900 aircraft under our DCA, as compared to the 11 CRJ-900 aircraft we operated under the DCA at September 30, 2008.

Other Revenue

Other revenue increased $1.1 million, or 70%, for the three months ended September 30, 2009, as compared to the same period in 2008.  This increase is related to an increase in third party ground handling revenue, as we are providing these services to an increased number of stations.  Other revenue decreased $0.3 million, or 5%, for the nine months ended September 30, 2009, as compared to the same period in 2008.  This decrease was primarily related to a decline in revenue earned from providing baggage handling services to Delta at its Memphis hub, offset by the increase in third party ground handling as described above.

Pinnacle Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in thousands)
Operating expenses
Salaries, wages and benefits	$40,651	$41,005	$(354)	(1)%	$125,673	$122,994	$2,679	2%
Aircraft rentals	29,204	29,517	(313)	(1)%	87,564	91,674	(4,110)	(4)%
Ground handling services	19,007	18,580	427	2%	61,568	62,579	(1,011)	(2)%
Aircraft maintenance, materials and repairs	16,318	12,040	4,278	36%	45,203	35,675	9,528	27%
Other rentals and landing fees	12,301	13,436	(1,135)	(8)%	38,677	38,879	(202)	(1)%
Commissions and passenger related expense	817	1,397	(580)	(42)%	2,876	4,972	(2,096)	(42)%
Depreciation and amortization	5,129	3,828	1,301	34%	15,011	9,572	5,439	57%
Other	16,140	16,323	(183)	(1)%	42,023	52,147	(10,124)	(19)%
Total operating expenses	139,567	136,126	3,441	3%	418,595	418,492	103	0%

Operating income	$15,686	$12,016	$3,670	31%	$46,582	$39,752	$6,830	17%

Operating margin	10.1%	8.1%	2.0 pts.		10.0%	8.7%	1.3 pts.

Salaries, wages and benefits decreased by $0.4 million, or 1%, for the three months ended September 30, 2009 as compared to the same period in 2008.  This decrease is primarily related to the 6% decrease in number of employees.  We have reduced the number of ground handling personnel in a number of stations where we operate as a result of Delta reassigning ground handling functions to itself or its designee.  This reduction in ground handling staff was partially offset by an increase in wage rates for other employees.  Salaries, wages and benefits increased by $2.7 million, or 2%, for the nine months ended September 30, 2009 as compared to the same period in 2008.  These increases were due to the increase in wage rates and benefits for existing employees and increases in health care and insurance costs as compared to the same period in 2008. These increases were offset by a 6% decrease in the number of employees from the previously discussed changes in ground handling.

Aircraft rental expense decreased $0.3 million, or 1%, and $4.1 million, or 4%, during the three and nine months ended September 30, 2009 as compared to the same periods in 2008.  This decrease relates to decreases of 2% and 5% in the average number of CRJ-200 aircraft, which are leased from Delta, operated during 2009 as compared to 2008.  As previously discussed, aircraft rentals are reimbursable expenses under our CRJ-200 ASA, and as a result of the fewer average number of CRJ-200 aircraft in our fleet, revenue under our CRJ-200 ASA decreased by $0.3 million and $4.5 million for the three and nine months ended September 30, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ground handling services increased by $0.4 million during the three months ended September 30, 2009, as compared to the same period in 2008.  Ground handling services decreased by $1.0 million, or 2%, during the nine months ended September 30, 2009, as compared to the same period in 2008.  Although these changes are nominal, there were large changes in the mix of reimbursed and unreimbursed ground handling expense.  These changes caused significant decreases in regional airlines services revenue.

Aircraft maintenance, materials and repairs expenses increased $4.3 million, or 36%, and $9.5 million, or 27%, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008.  These increases are attributable to additional maintenance related to the aging of our CRJ-200 fleet as the majority of our CRJ-200 aircraft are no longer covered under warranty.  We are also incurring additional maintenance expense on our CRJ-200 fleet for specific maintenance programs and upgrades recommended by the manufacturer associated with engine fan blade replacement and adjustments to the motor controlling deployment of the wing flaps.  We expect additional maintenance costs associated with these programs throughout 2009.

Commissions and passenger related expense decreased by $0.6 million, or 42%, and by $2.1 million, or 42%, respectively, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008.  This is primarily related to the decrease in the number of airport locations we staff under our CRJ-200 ASA.  As a result, we do not incur the same level of passenger related expenses, as these are now paid directly by Delta or its designated ground handler.

Depreciation and amortization expense increased by $1.3 million and $5.4 million, respectively, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008.  This is primarily related to depreciation on our fleet of CRJ-900 aircraft, the majority of which were added to our fleet in 2008.

Other expense decreased by $0.2 million, or 1%, for the three months ended September 30, 2009 as compared to the same period in 2008.  Effective July 1, 2009, we are no longer participating in Delta’s insurance program.  The rates for our new coverage are significantly higher than those of our previous coverage, which caused an increase in insurance expense of $3.2 million.  These insurance costs are reimbursed with margin by Delta.  Offsetting this increase is a decrease in other expenses primarily related to decreases in costs related to crew training and other crew related expenses.  As previously discussed, we are experiencing low levels of attrition within our flight crews and are not currently hiring or training new crew members and as a result, flight crew related costs decreased by $2.0 million for the three months ended September 30, 2009.  In addition, property tax expense decreased by $1.2 million due to a reduced assessment in the state of Tennessee.  Property tax is also reimbursed with margin by Delta.

Other expense decreased by $10.1 million, or 19%, for the nine months ended September 30, 2009 as compared to the same period in 2008.  This is primarily related to a decrease of $6.3 million in flight crew related costs and a decrease of $4.1 million in property tax expense.  These decreases are offset by the aforementioned increase in insurance expense of $3.2 million.  The remainder of the decrease is attributable to the fleet expansion expenses we incurred in 2008 as we were bringing the CRJ-900 operations online, and a decrease in professional services costs related to our systems integration project in 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Colgan Operating Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Pro-rate Agreements:
Revenue passengers (in thousands)	332	356	(7)%	885	1,082	(18)%
RPMs (in thousands)	58,486	65,192	(10)%	154,100	197,977	(22)%
ASMs (in thousands)	122,642	146,997	(17)%	348,434	446,643	(22)%
Passenger load factor	47.7%	44.3%	3.4 pts.	44.2%	44.3%	(0.1) pts.
Passenger yield (in cents)	73.75	82.26	(10)%	75.16	77.76	(3)%
Operating revenue per ASM (in cents)	35.17	36.48	(4)%	33.24	34.47	(4)%
Operating revenue per block hour	$1,786	$1,804	(1)%	$1,683	$1,675	0%
Block hours	24,152	29,722	(19)%	68,836	91,888	(25)%
Departures	21,273	25,679	(17)%	60,911	77,147	(21)%
Fuel consumption (in thousands of gallons)	2,935	3,918	(25)%	8,340	11,535	(28)%
Average price per gallon	$2.11	$3.79	(44)%	$1.91	$3.61	(47)%
Average fare	$130	$151	(14)%	$131	$142	(8)%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Capacity Purchase Agreement:
Revenue passengers (in thousands)	427	394	8%	1,161	770	51%
RPMs (in thousands)	122,312	109,687	12%	325,113	214,582	52%
ASMs (in thousands)	169,371	175,823	(4)%	476,134	325,365	46%
Passenger load factor	72.2%	62.4%	9.8 pts.	68.3%	66.0%	2.3 pts.
Operating revenue per ASM (in cents)	11.00	11.36	(3)%	11.55	10.74	8%
Operating revenue per block hour	$1,540	$1,504	2%	$1,547	$1,413	9%
Block hours	12,103	13,282	(9)%	35,563	24,741	44%
Departures	8,059	8,641	(7)%	23,193	15,927	46%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change		2009	2008	Change
Total Colgan:
Block hours	36,255	43,004	(16)%		104,399	116,629	(10)%
Departures	29,332	34,320	(15)%		84,104	93,074	(10)%
ASMs (in thousands)	292,013	322,820	(10)%		824,568	772,008	7%
Total operating cost per ASM (in cents)	18.44	20.34	(9)%		18.77	25.85	(27)%
Total operating cost per ASM (in cents) (excluding impairment and aircraft lease return costs)	18.44	20.01	(8)%		18.53	24.07	(23)%
Total operating cost per block hour	$1,485	$1,527	(3)%		$1,483	$1,711	(13)%
Total operating cost per block hour (excluding impairment and aircraft lease return costs)	$1,485	$1,502	(1)%		$1,464	$1,593	(8)%
Average daily utilization (block hours)	8.21	7.88	4%		7.89	7.56	4%
Average stage length (miles)	224	221	1%		221	209	6%
Number of operating aircraft (end of period)
Saab 340	34	37	(8)%
Beech 1900	-	4	(100)%
Q400	14	15	(7	) %
Employees	1,326	1,389	(5)%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Colgan Operating Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in thousands)
Operating Revenues
Regional airline services
Pro-rate and EAS	$43,135	$53,628	$(10,493)	(20)%	$115,829	$153,949	$(38,120)	(25)%
Capacity purchase agreement	18,639	19,971	(1,332)	(7)%	55,001	34,951	20,050	57%
Other	181	51	130	255%	286	143	143	100%
Total operating revenues	$61,955	$73,650	$(11,695)	(16)%	$171,116	$189,043	$(17,927)	(9)%

Total operating revenue for the three and nine months ended September 30, 2009 of $62.0 million and $171.1 million decreased by $11.7 million, or 16%, and $17.9 million, or 9%, respectively, from the same periods in 2008.  The primary reason for this decrease is the decrease in our pro-rate operations, which was offset in the nine months ended September 30, 2009 by an increase in revenue earned under our Continental CPA.

Revenue earned under our pro-rate and Essential Air Service (“EAS”) agreements decreased by $10.5 million, or 20%, and $38.1 million, or 25%, respectively, during the three and nine months ended September 30, 2009.  This decrease is attributable to decreases in ASMs of 17% and 22%, respectively, as compared to the same periods in 2008, which resulted from the retirement of seven of our Saab and Beech aircraft in conjunction with eliminating certain markets within our pro-rate agreements.  As of September 30, 2009, we operated 34 Saab aircraft under pro-rate agreements, as compared to 37 Saab and four Beech aircraft at September 30, 2008.  In addition, during the three and nine months ended September 30, 2009, we experienced decreases of 4% in revenue per available seat mile in our remaining markets, which was primarily attributable to decreases in average fares.

Revenue under our Continental CPA for the three and nine months ended September 30, 2009 decreased by $1.3 million, or 7%, and increased by $20.1 million, or 57%, due to changes in our Q400 aircraft fleet.  The average number of Q400 aircraft in our fleet during the three and nine months ended September 30, 2009 decreased by 7% and increased by 39%, respectively, as compared to the same periods in 2008.  The Q400 aircraft were added to our fleet primarily in the first half of 2008.  During the three months ended September 30, 2009, we operated one fewer aircraft than the same period in the previous year.  In addition, CPA revenue during the three and nine months ended September 30, 2008 was negatively affected by performance penalties incurred as we were introducing the new fleet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Colgan Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in thousands)
Operating expenses
Salaries, wages and benefits	$14,751	$15,373	$(622)	(4)%	$42,326	$42,588	(262)	(1)%
Aircraft rentals	889	1,894	(1,005)	(53)%	3,115	5,765	(2,650)	(46)%
Ground handling services	2,957	3,071	(114)	(4)%	9,054	10,133	(1,079)	(11)%
Aircraft maintenance, materials and repairs	8,993	8,572	421	5%	29,597	30,586	(989)	(3)%
Other rentals and landing fees	5,358	5,933	(575)	(10)%	15,310	13,244	2,066	16%
Aircraft fuel	6,197	14,831	(8,634)	(58)%	15,968	41,603	(25,635)	(62)%
Commissions and passenger related expense	4,843	5,786	(943)	(16)%	12,838	16,466	(3,628)	(22)%
Depreciation and amortization	4,248	3,758	490	13%	11,729	8,994	2,735	30%
Other	5,609	5,369	240	4%	12,867	16,467	(3,600)	(22)%
Impairment of goodwill and aircraft lease return costs	-	1,069	(1,069)	(100)%	1,980	13,688	(11,708)	(86)%
Total operating expenses	53,845	65,656	(11,811)	(18)%	154,784	199,534	(44,750)	(22)%

Operating income (loss)	$8,110	$7,994	$116	1%	$16,332	$(10,491)	26,823	(256)%

Operating margin	13.1%	10.9%	2.2 pts.		9.5%	(5.5)%	15.0 pts.

Salaries, wages and benefits decreased by $0.6 million, or 4%, and by $0.3 million, or 1%, during the three and nine months ended September 30, 2009 as compared to the same periods in 2008.  The primary reason for this fluctuation is a 5% decrease in headcount, primarily due to the elimination of pro-rate markets previously discussed, offset by wage rate and benefit increases for existing employees.

Aircraft rentals decreased by $1.0 million, or 53%, and $2.7 million, or 46%, for the three and nine months ended September 30, 2009.  This decrease is attributable to the return of eight leased Saab and Beech aircraft.

Ground handling services decreased by $0.1 million, or 4%, and $1.1 million, or 11%, during the three and nine months ended September 30, 2009, as compared to the same periods in 2008.  This was primarily attributable to the decrease in departures in our pro-rate operations.  The increase in our Q400 operations had no effect on ground handling services expense, as ground handling services associated with our Q400 operations are provided by Continental at no cost under the Continental CPA.

Aircraft maintenance, materials and repairs expenses increased by $0.4 million, or 5%, and decreased by $1.0 million, or 3%, respectively, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008.  These increases are primarily related to the fact that during the three months ended September 30, 2008, we adjusted certain maintenance related accruals.  The offsetting decrease is related to the removal of seven Saab and Beech aircraft from our pro-rate fleet.  These aircraft were out of warranty and required more maintenance expense than our new fleet of Q400 aircraft, which are currently covered under warranty.

Other rentals and landing fees decreased by $0.6 million, or 10%, and increased by $2.1 million, or 16%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008.  Landing fees associated with our pro-rate operations decreased by $2.4 million and $5.4 million, respectively, related to the overall decrease in our pro-rate operations.  Landing fees associated with the Continental CPA increased by $1.8 million and $7.6 million, respectively, as a result of changes in Q400 fleet size, along with the fact that we are now serving markets with significantly higher landing fee rates, such as Newark/Liberty International Airport.  Most airports in our network have also increased their rates as a result of an overall reduction in industry-wide capacity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Aircraft fuel expense decreased by $8.6 million, or 58%, and $25.6 million, or 62%, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008.  This decline is primarily related to the decrease in the average price of fuel.  Colgan’s average price paid per gallon decreased 44% and 47%, respectively, during the three and nine months ended September 30, 2009, as compared to the same periods in 2008.  In addition, gallons consumed decreased by 25% and 28%, respectively, for the three and nine months ended September 30, 2009, due to the retirement of several of our Saab and Beech aircraft in conjunction with the elimination of certain markets operated under pro-rate agreements.  Aircraft fuel associated with our Q400 operations is provided at no cost under the Continental CPA.

Commissions and passenger related expenses decreased by $0.9 million, or 16%, and by $3.6 million, or 22%, for the three and nine months ended September 30, 2009 as compared to the same periods in the 2008.  This is primarily attributable to the 7% and 18% decreases in passengers carried by our pro-rate operations.

Depreciation and amortization expense increased by $0.5 million, or 13%, and $2.7 million, or 30%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008.  This is primarily related to changes in the Q400 aircraft fleet size.  The Q400 aircraft were added to our fleet throughout 2008.  However, during the three months ended September 30, 2009, we operated one fewer aircraft than the same period in the previous year.  In addition, during the three months ended September 30, 2009, we recorded expense of $0.5 million to accelerate the amortization of one of our landing slots at La Guardia airport, which we will vacate in early 2010.

Other expenses increased by $0.2 million, or 4%, during the three months ended September 30, 2009, as compared to the same period in 2008.  This increase is primarily related to an increase in insurance expense of $0.5 million.  As previously discussed, effective July 1, 2009, we obtained new insurance coverage with significantly higher rates.  The offsetting decrease is attributable to the fleet expansion expenses we incurred in 2008 as we were bringing the Q400 operations online.  Other expenses decreased by $3.6 million, or 22%, during the nine months ended September 30, 2009, as compared to the same period in 2008.   This was primarily related to low levels of flight crew attrition, which reduced levels of training as experienced flight crews are retained.  In contrast, we incurred significant training costs during the first half of 2008 as we were introducing the Q400 fleet.  As a result, crew related expense decreased $3.2 million during the nine months ended September 30, 2009, as compared to the same period in 2008.  This was offset by an increase in insurance expense of $0.9 million.  The remaining decrease is attributable to the fleet expansion expenses we incurred in 2008.

Impairment and aircraft retirement charges of $2.0 million for the nine months ended September 30, 2009 related to certain maintenance costs necessary to restore certain Saab and Beech aircraft to a condition suitable for return to the lessor or for sale.  In the nine months ended September 30, 2008, impairment and aircraft retirement charges of $13.7 million primarily related to the impairment of Colgan’s goodwill.

Liquidity and Capital Resources

We generate cash primarily by providing regional airline and related services to our code-share partners and passengers.  As of September 30, 2009, we had cash and cash equivalents of $81.2 million.  Net cash provided by operations was $84.0 million for the nine months ended September 30, 2009.  This included a 2008 federal income tax refund of approximately $33 million that we received on April 1, 2009. We do not anticipate making federal income tax payments in 2009 and 2010 due to the accelerated depreciation recognized for tax purposes related to our newly acquired CRJ-900 and Q400 aircraft, and we anticipate a federal tax refund of approximately $40 million in 2010 related to the 2009 tax year.

During the three months ended September 30, 2009, we entered into a Purchase and Release Agreement (the “ARS Settlement Agreement”) with the financial institution that originally sold us the ARS portfolio.  Pursuant to the terms of the ARS Settlement Agreement, the institution purchased our ARS portfolio at a discount to par plus accrued interest.  In addition, the institution granted us three-year options to repurchase all or a portion of the ARS from the institution at the same discount to par that the institution paid to us under the ARS Settlement Agreement (the “ARS Call Options”.  We used the majority of the proceeds to repay the margin loan facility that the institution had previously provided to us in response to the failure of the ARS market (the “Credit Facility”).  After repayment of the Credit Facility, we received approximately $27 million from the ARS Settlement.  Our ARS Call Options are valued at $4.1 million at September 30, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

On July 30, 2009, we completed a three-year term loan financing for $25 million (the “Spare Parts Loan”).  The Spare Parts Loan is secured by our pool of spare repairable, rotable and expendable parts and certain aircraft engines.  The interest rate for the Spare Parts Loan is a variable rate, which is indexed to LIBOR (subject to a floor) and was 8.5% as of September 30, 2009. The Spare Parts Loan requires that we maintain a minimum liquidity level at the end of every month and at specified times preceding the maturity date or call date of certain other indebtedness. The Spare Parts Loan also has standard provisions relating to our obligation to timely repay the indebtedness and maintenance of the collateral base relative to the outstanding principal amount of the borrowing.  Amounts outstanding under the Spare Parts Loan were $24.7 million as of September 30, 2009.

In February 2005, we issued $121.0 million principal amount of our 3.25% senior convertible notes due 2025.  The Notes bear interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year.  The Notes are convertible into a combination of cash and common stock at a conversion price of approximately $13.22.  The Notes are convertible in any quarter subsequent to a quarter in which the closing price of our common stock exceeds $15.86 for 20 of the last 30 trading days.  This condition was not met during the third quarter of 2009, and consequently the Notes are not convertible at this time.  As discussed, holders of the Notes have the right to require us to repurchase the Notes plus any accrued and unpaid interest on the Put Date.  As a result, the entire remaining carrying amount of the Notes is classified as a current liability on our condensed consolidated balance sheet as of September 30, 2009.  In January 2009, we repurchased $12.0 million par amount of the Notes for approximately $8.9 million plus accrued interest and in August 2009, we repurchased $78.0 million par amount for $75.0 million plus accrued interest.  The current outstanding par amount of the Notes is $31.0 million.

As a result of these transactions in 2009, we believe we have sufficient resources to repay the remaining outstanding $31.0 million par amount of Notes on the Put Date.  However, we may not have sufficient liquidity to meet the month-end minimum requirement of unrestricted cash and cash equivalents contained in our Spare Parts Loan after the Put Date until we receive our 2009 federal income tax refund (for additional information regarding this minimum cash requirement test, please refer to Notes 2 and 4 of our condensed consolidated financial statements, contained in Item 1 of this Form 10-Q).  We are in discussions with several parties about the possibility of a short-term credit facility to bridge the period between the Put Date and receipt of our 2009 federal income tax refund. To the extent we are unsuccessful in sourcing a short-term credit facility or otherwise increasing liquidity to meet our month-end minimum cash requirements, we will seek a temporary waiver of the requirement from our lender.

In February 2007, we entered into a purchase agreement for up to 25 firm and 20 option Q400 aircraft with Bombardier, Inc.  Under the agreement, we were obligated to purchase a minimum of 15 Q400 regional aircraft, which we satisfied during 2008.  In January 2009, we modified the purchase agreement to exercise our right to purchase the remaining ten firm Q400 aircraft and five of the option Q400 aircraft, which will be delivered between August 2010 and April 2011.  The contractual obligations table in our 2008 Form 10-K included amounts related to this purchase commitment.  We also secured additional options to acquire 15 Q400 aircraft that would be delivered in 2013.  Upon completion of this amendment, we now have optional rights to acquire a total of 30 Q400 aircraft, 15 of which would deliver in 2011 and 15 of which would deliver in 2013.

In April 2007, Delta assigned to us its rights to purchase 16 CRJ-900 aircraft from Bombardier, Inc.  As of September 30, 2009, we had accepted delivery of all 16 of these aircraft.  Under the DCA, Delta has the right to require us to purchase and operate an additional seven CRJ-900 aircraft.

We are required to make pre-delivery payments to Bombardier for the 15 firm Q400 aircraft that we have on order, which will be made from January 2009 to October 2010.  Approximately 85% of the remaining pre-delivery payments to be made in 2009 and 2010 will be financed under a pre-delivery payment financing facility provided by Export Development Canada (“EDC”).  The remaining amount of approximately $5 million will be funded through our internal capital resources.  This unfinanced portion of our pre-delivery payment requirements is not scheduled to be paid until the second quarter of 2010.  The interest rate associated with this pre-delivery payment facility is indexed to LIBOR, and was 3.43% as of September 30, 2009.  The outstanding balance of these borrowings as of September 30, 2009 was $4.9 million.  As each aircraft is delivered to us, we repay the associated borrowings.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

       Upon delivery of our CRJ-900 and Q400 aircraft, we obtained long-term financing, ranging from 10 to 15 years, for 85% of the aircraft purchase price, the balance of which was $522.3 million at September 30, 2009.  We have also obtained a commitment from EDC to finance 85% of the purchase price of the remaining aircraft on order from the delivery date of each aircraft.  In addition to utilizing EDC’s offer for debt financing, we expect to seek operating lease financing for some of our remaining Q400 deliveries to reduce the amount of initial capital required to obtain the aircraft and to potentially more favorably utilize certain income tax benefits.

We maintained a revolving line of credit with an institutional lender for a principal amount not to exceed $8.5 million or 75% of the net unpaid balance of our Colgan subsidiary’s eligible accounts receivable.  This facility matured on April 15, 2009 and all amounts outstanding were repaid.

We reached a settlement agreement with the Internal Revenue Service (the “Service”) concerning their examination of our federal income tax returns for 2003, 2004, and 2005.  The Service had initially proposed a number of adjustments to the Company’s returns totaling approximately $35 million of additional tax, plus accrued interest and penalties on these proposed adjustments.  We agreed to pay approximately $3 million of additional income tax and accrued interest in settlement of all open tax matters for these years.  We paid this settlement amount during the second quarter of 2009.  With this agreement, the Service completed its examination of our federal tax filings for 2003, 2004 and 2005.

Operating activities. Net cash provided by operating activities was $84.0 million during the nine months ended September 30, 2009.  This is primarily attributable to the approximately $33 million tax refund we received in April 2009, and due to approximately $51 million in cash generated from our operations.  Net cash provided by operating activities was $13.8 million during the nine months ended September 30, 2008.  This was due primarily to the $19.5 million in hedge related payments made during the first nine months, offset by cash primarily generated from regional airline service operations of $33.3 million.

Investing activities.  Net cash provided by investing activities for the nine months ended September 30, 2009 was $24.3 million.  This was primarily attributable to proceeds received from certain ARS redemptions by the issuer and from the ARS Settlement totaling $27.7 million, and insurance proceeds of $3.6 million, offset by $7.0 million in cash purchases of property and equipment.

Net cash provided by investing activities for the nine months ended September 30, 2008 was $25.5 million.  This was primarily attributable to net proceeds from the sale of ARS of $51.3 million, offset by $25.8 million in cash purchases of property and equipment, primarily consisting of flight equipment.

We expect non-aircraft cash capital expenditures for the remainder of 2009 to be approximately $2 million. We expect to fund the non-aircraft capital expenditures with existing cash resources and cash flows generated from our operations.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2009 totaled $96.6 million.  This was primarily related to $83.9 million used to repurchase a portion of the Company’s Notes, $12.9 million repaid on credit facilities and $24.5 million of principal payments on other debt obligations.  These debt payments were offset by the $24.7 million proceeds received related to the Spare Parts Loan.

Net cash used in financing activities for the nine months ended September 30, 2008 totaled $2.3 million.  During the nine months of 2008, we received $91.8 million in debt proceeds, primarily related to the Credit Facility. This was offset by $74.1 million of principal payments on debt obligations, primarily related to our pre-delivery payment facilities, and the $20.0 million purchase of our Series A Preferred Share from Northwest Airlines, Inc. on January 4, 2008.

Deferred tax asset.  We have recorded a deferred tax asset of $5.9 million related to future tax benefits.  This primarily relates to future tax benefits we will receive for our deferred CRJ-200 ASA revenue.  We are recognizing the deferred CRJ-200 ASA revenue over the 11-year term of the CRJ-200 ASA.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Guarantees and indemnifications.  We maintain certain standby letter of credit facilities for various vendors.  As of September 30, 2009 and December 31, 2008, we had approximately $3.0 million outstanding under these facilities, which are collateralized by $4.2 million that we have invested in certificates of deposit or similar instruments.  Total amounts invested in certificates of deposit and other similar instruments were $4.2 million and $5.4 million at September 30, 2009 and December 31, 2008, respectively.

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

Commodity Price Risk

Our pro-rate operations include exposure to certain market risks primarily related to aircraft fuel, which recently has been extremely volatile.  Aviation fuel expense is a significant expense for any air carrier, and even marginal changes in the cost of fuel greatly affect a carrier’s profitability.  Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply.  While our capacity purchase agreements require that fuel be provided to us at no cost, thereby reducing our overall exposure to fuel price fluctuations, our pro-rate code-share agreements with Continental, US Airways, and United expose us to fuel price risk.  Slightly offsetting our fuel risk, our agreement with Continental provides for an adjustment to the pro-rate revenue we receive from Continental based on projected changes in fuel prices.  For the projected annualized fuel consumption related to these agreements, each ten percent change in the price of jet fuel amounts to an approximate $2.5 million change in annual fuel costs.

Interest Rate Risk

Aircraft financing. We are exposed to interest rate risk from the time of entering into purchase commitments until the delivery of aircraft, at which time we receive permanent, fixed-rate financing for each aircraft.  As of September 30, 2009, we accepted delivery of all of 16 CRJ-900 aircraft. In January 2009, we entered into a purchase agreement for 15 firm Q400 aircraft with Bombardier, which will be delivered between August 2010 and April 2011.  Should interest rates change by 100 basis points before we take delivery, and assuming that we do not hedge the anticipated debt on the remaining Q400 aircraft, aggregate interest expense in the first year of financing would change by approximately $2.0 million.

Investment income.  Our earnings are affected by fluctuations in interest rates due to the impact those changes have on the amount of interest income we earn from our investments, which primarily consists taxable money market securities.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates on our interest income.  Based on our current balance of taxable money market securities, a 100 basis point change in interest rates would result in an increase or decrease in annual investment income of approximately $0.7 million.  See Note 10 in Item 1 of this Form 10-Q for additional information about ARS.

Senior convertible notes. While we pay interest on the Notes at a fixed rate of 3.25%, the fair value of the Notes is sensitive to changes in interest rates and to changes in the market price of our common stock.  Interest rate changes may result in increases or decreases in the fair value of the Notes due to differences between market interest rates and rates in effect at the inception of the obligation.  The fair value of the Notes may also increase or decrease with differences between the current market price of our common stock and the market price on the original issuance date of the Notes.  Unless we elect to repurchase additional Notes in the open market, changes in their fair value have no impact on our consolidated financial statements as a whole. The estimated fair value of the Notes on November 2, 2009 was approximately $30.2 million, based on quoted market prices.

Item 4. Controls and Procedures

The Company, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There has been no change in our internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
10.32
Assignment of Claim Agreement between Pinnacle Airlines, Inc. and Goldman Sachs Credit Partners, L.P., dated as of October 5, 2006 (Incorporated by reference to the Registrant’s Form 10-K filed on March 8, 2007)

Exhibit
Number                 Description
10.40
Assumption and Claim Resolution Agreement between Pinnacle Airlines, Inc., the Registrant, and Northwest Airlines, Inc., dated as of December 20, 2006 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 3, 2007)

10.41
Amended and Restated Airline Services Agreement by and among Pinnacle Airlines, Inc., the Registrant, and Northwest Airlines, Inc., dated December 15, 2006, effective as of January 1, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 8, 2007)

10.42
Amendment No. 1 dated as of November 21, 2007 to the Amended and Restated Airline Services Agreement by and among Pinnacle Airlines, Inc., the Registrant, and Northwest Airlines, Inc., dated December 15, 2006

10.43
CF34-3B1 Engine Hourly Rate Program Repair and Services Agreement between Northwest Airlines, Inc. and Standard Aero Ltd., dated as of September 1, 2007 (Incorporated by reference to the Registrant’s Form 10-K/A filed on August 28, 2008)

10.50
Stock Purchase Agreement, dated as of January 18, 2007, by and among Colgan Air, Inc. and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2007)

10.60
Capacity Purchase Agreement between Continental Airlines, Inc., the Registrant, and Colgan Air, Inc., dated as of February 2, 2007 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 2, 2007)

10.61
Purchase Agreement between Bombardier Inc. and the Registrant, relating to the purchase of twenty-five (25) Bombardier Q400 series aircraft, dated as of February 17, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 17, 2008)

10.62
Form of Loan Agreement, between the Registrant and Export Development Canada, for the financing of Q400 and CRJ-900 aircraft (Incorporated by reference to the Registrant’s Form 10-K/A filed on August 28, 2008)

10.65
Delta Connection Agreement among Delta Air Lines, Inc., the Registrant, and Pinnacle Airlines, Inc., dated as of April 27, 2007 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 2, 2007)

10.66
Purchase Agreement between Bombardier Inc. and Pinnacle Airlines, Inc, relating to the purchase of sixteen (16) Bombardier CRJ-900 series aircraft, dated as of April 26, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 17, 2008)

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

10.76	United Express Agreement, dated as of November 1, 2008, between United Air Lines, Inc. and Colgan Air, Inc.
10.77*	Credit Agreement, dates as of July 30, 2009, by and amount Pinnacle Airlines, Inc. and Colgan Air, Inc., C.I.T. Leasing Corporation, and CIT Bank.
10.78*	Purchase and Release Agreement, dated August 27, 2009
10.99.1#	Form of Promissory Note issued by Pinnacle Airlines, Inc. to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.2#	Form of Guaranty of Promissory Note issued by Registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)

Exhibit
Number                 Description
10.99.3#	Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
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
23.1                      Consent of Independent Registered Public Accounting Firm
31.1*                      Certification of Chief Executive Officer
31.2*                      Certification of Chief Financial Officer
32*                         Certifications of CEO and CFO

*	Filed herewith (certain portions of certain exhibits have been omitted based upon a request for confidential treatment)
†	Management contract or compensatory plan or arrangement
#                            Cancelled agreement referenced in this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE AIRLINES CORP.
By:	/s/ Philip H. Trenary
Philip H. Trenary
Date: November 3, 2009	President and Chief Executive Officer

By:	/s/ Peter D. Hunt
Peter D. Hunt
Date: November 3, 2009	Vice President and Chief Financial Officer