Form 10-K
period 2009-12-31
PINNACLE AIRLINES CORP
filed 2010-02-26
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ X ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $48 million as of June 30, 2009.

As of February 22, 2010, 18,556,328 shares of common stock were outstanding.

Documents Incorporated by Reference

Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2009.

TABLE OF CONTENTS

Part I

TABLE OF CONTENTS
(Continued)

	Part IV

Item 15.	Exhibits and Financial Statement Schedules	99

SIGNATURES		100

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (or otherwise made by or on the behalf of Pinnacle Airlines Corp.) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995.  Such statements represent management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this Report are based solely on information available to us on the date of this Report.  We assume no obligation to update any forward-looking statement.

Many important factors, in addition to those discussed in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of the potential factors that could affect our results are described in Item 1A Risk Factors and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Overview and Outlook.”  In light of these risks and uncertainties, and others not described in this Report, the forward-looking events discussed in this Report might not occur, might occur at a different time, or might cause effects of a different magnitude or direction than presently anticipated.

Part I
Item 1.  Business

Pinnacle Airlines Corp. and its wholly owned subsidiaries, Pinnacle Airlines, Inc. and Colgan Air, Inc., are collectively referred to in this report as the “Company,” “we,” and “us” except as otherwise noted.  Our subsidiaries will be referred to as “Pinnacle” for Pinnacle Airlines, Inc. and “Colgan” for Colgan Air, Inc., and collectively as “our subsidiaries.”

In October 2008, two of our major customers, Northwest Airlines Corporation and Delta Air Lines, Inc., merged to form the world’s largest passenger airline. Delta Air Lines, Inc. and its newly merged operating subsidiary, Northwest Airlines, Inc., are referred to herein as “Delta.”  Northwest Airlines Corporation and its subsidiaries as they existed prior to the merger are referred to herein as “Northwest.”

  US Airways Group, Inc. and its subsidiaries are collectively referred to as “US Airways.”  Continental Airlines, Inc. and its subsidiaries are collectively referred to as “Continental.”  United Air Lines, Inc. and its subsidiaries are collectively referred to as “United.”

Our Company

Pinnacle Airlines Corp. was incorporated in 2003 as a Delaware corporation. As of December 31, 2009, we had two reportable segments consisting of Pinnacle and Colgan.  Information on our segments’ operating revenues, operating income, total assets, and other financial measures can be found in Note 4, Segment Reporting, in Item 8 of this Form 10-K.

Pinnacle operates an all-regional jet fleet, and provides regional airline capacity to Delta at its hub airports in Atlanta, Detroit, Memphis, and Minneapolis/St. Paul.  At December 31, 2009, Pinnacle operated 126 Canadair Regional Jet (“CRJ”)-200 aircraft under Delta brands with approximately 663 daily departures to 114 cities in 37 states and three Canadian provinces.  Pinnacle also operated a fleet of 16 CRJ-900 aircraft as a Delta Connection carrier with approximately 72 daily departures to 27 cities in 14 states, Belize, Mexico, Canada and the U.S. Virgin Islands.

Item 1.  Business

Our Company (Continued)

Colgan operates an all-turboprop fleet under a regional airline capacity purchase agreement (“CPA”) with Continental, and under revenue pro-rate agreements with Continental, United and US Airways.  Colgan’s operations are focused primarily in the northeastern United States and in Texas.  As of December 31, 2009, Colgan offered within its pro-rate operations 239 daily departures to 40 cities in ten states and the District of Columbia.  Colgan operated 12 Saab 340 aircraft as Continental Connection from Continental’s hub airport in Houston, 12 Saab 340 aircraft as United Express at Washington/Dulles, and ten Saab 340 aircraft as US Airways Express, at New York/LaGuardia and Boston, under revenue pro-rate agreements.  Colgan operated 14 Bombardier Q400 aircraft providing 90 daily departures to 17 cities in 11 states, the District of Columbia and two Canadian provinces as Continental Connection at Continental’s global hub at Newark/Liberty International Airport.

Operating Platforms

Regional Jet Operation

Pinnacle serves as our platform for regional jet operations.  Pinnacle operates regional jets under two CPAs  with Delta.  Our jet fleet consists of 50-seat CRJ-200 aircraft and 76-seat CRJ-900 aircraft operating in the Delta network. Our business strategy is to provide our major airline partners with safe, highly reliable and cost-efficient operations that distinguish us from our competitors. We are focused on providing excellent customer service and providing a safe and high quality travel experience.  Pinnacle’s unit cost continues to be competitive in the regional airline industry.

Turboprop Operation

Colgan serves as our platform for turboprop operations, providing a similar level of safe, reliable, and cost-efficient operations for our partners.  Colgan operates the 74-seat Q400 turboprop aircraft under a CPA with Continental.  The Q400 regional aircraft offers superior operating performance at a lower cost than similarly sized regional jets.  Colgan also operates under revenue pro-rate agreements with Continental, United, and US Airways, utilizing the Saab 340 aircraft, a 34-seat turboprop aircraft.

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

The principal competitive factors for regional airlines with capacity purchase agreements include the overall cost of the agreement, customer service, aircraft types, and operating performance. Many of the regional airlines competing for capacity purchase arrangements are larger, and may have greater financial and other resources than Pinnacle and Colgan. Additionally, regional carriers owned by major airlines, such as AMR Eagle, Comair, Horizon, and Mesaba, may have access to greater resources at the parent level than Pinnacle and Colgan, and may have enhanced competitive advantages because they are subsidiaries of major airlines.

Item 1.  Business

Competition and Economic Conditions (Continued)

Our competition within our pro-rate operations includes other domestic regional airlines and, to a certain extent, major and low-cost domestic carriers that maintain operations in the markets that we serve.  The principal competitive factors we experience with respect to our pro-rate flying include fare pricing, customer service, routes served, flight schedules, aircraft types and relationships with major partners. Moreover, competitors may easily shift capacity to enter our pro-rate markets and to offer discounted fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal incremental costs to provide service to passengers occupying otherwise unsold seats.

The airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and leisure travel. Many airlines have historically reported lower earnings or substantial losses during periods of economic recession, heavy fare discounting, high fuel costs and other disadvantageous environments. In the past, economic downturns combined with competitive pressures have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers. We are somewhat insulated from the effect of economic downturns by the fact that most of our operations are conducted under capacity purchase agreements. Nonetheless, to the extent that our partners experience financial difficulties, they may seek ways to amend the terms of our capacity purchase agreements in a way that negatively affects our financial results.  Additionally, Colgan’s pro-rate operations, which operate similarly to an independent airline, are more directly affected by changes in the economy.

Industry Overview

The airline industry in the United States has traditionally been dominated by several major airlines, including American Airlines, Inc., Continental, Delta, US Airways and United.  Low cost carriers, such as Southwest Airlines Co. ("Southwest"), JetBlue Airways Corporation ("JetBlue"), Frontier Airlines, Inc. ("Frontier") and AirTran Airways, Inc. ("AirTran"), generally offer fewer premium services to travelers and have lower cost structures than major airlines, which permits them to offer flights to and from many of the same markets as the major airlines, but at lower prices. Low cost carriers typically fly direct flights with limited service to smaller cities, concentrating on higher demand routes to and from major population bases.

Regional airlines, such as ExpressJet, Mesa and SkyWest, typically operate smaller aircraft on lower-volume routes than major and low cost carriers. Several regional airlines, including AMR Eagle, Comair, Compass, Horizon, and Mesaba, are wholly-owned subsidiaries of major airlines.

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

The growth in the number of passengers using regional airlines and the revenues of regional airlines during the last decade is attributable primarily to the introduction of regional jets and their popularity with major airlines.  Major airlines sought to add regional jets in many markets to replace smaller turboprop aircraft and slightly larger narrowbody jets.  By adding regional jets, hub and spoke carriers were able to increase the scope of their network by serving markets that could not be supported by a narrowbody aircraft, reduce the operating cost in markets previously supported by narrowbody jets, and increase the level of passenger service in smaller markets previously serviced with turboprop aircraft.

Item 1.  Business

Industry Overview (Continued)

Key to this strategy was the ability to outsource regional jet operations to regional airlines through the use of capacity purchase arrangements.  Regional airlines tend to have a more favorable cost structure and leaner corporate structure than many major airlines.  In addition, the complexities of multiple fleet types at an airline can increase costs because of the need to maintain multiple aircraft maintenance functions and multiple flight crew training functions.  By outsourcing regional jet operations to regional airlines, major airlines can reduce the number of aircraft types in their operating fleet while still enjoying the flexibility and revenue production that regional jets provide to their passenger network.  However, several major airlines have publicly indicated that their committed supply of regional airline capacity is larger than they desire given current market conditions.

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

Our Operating Contracts

Our operating contracts fall primarily into two categories: CPAs and revenue pro-rate agreements.  The following table presents for the year ended December 31, 2009 the percentage of our regional airline services revenue derived under each contract type and by code-share partner:

	Percentage of Regional Airline Service Revenue
		Pro-Rate Agreements
Source of Revenue	Capacity Purchase Agreements	Standard	Modified	Total
Delta	73%	-	-	73%
Continental	9%	-	7%	16%
United	-	-	5%	5%
US Airways	-	4%	-	4%
Essential Air Service	-	-	2%	2%
Total	82%	4%	14%	100%

Capacity Purchase Agreements.  Our preferred contractual relationships with major airlines are structured as capacity purchase arrangements.  Under CPAs, our major airline partners purchase our flying capacity by paying pre-determined rates for specified flying, regardless of the number of passengers on board or the amount of revenue collected from passengers.  These arrangements typically include incentive payments that are paid if we meet certain operational performance measures.  Additionally, certain operating costs such as fuel, aviation insurance premiums, and ground handling are reimbursed or provided directly by the partner, which eliminates our risk associated with a change in the price of these goods or services.  We believe the capacity purchase model reduces our financial risk and enables us to focus on operating our business with the highest standards, while maximizing the efficiencies of the business that we provide to our partners.  Therefore, we are focused on growing the percentage of our revenue derived from these types of agreements by working to structure new business with capacity purchase terms.

Item 1.  Business

Our Operating Contracts (Continued)

Pinnacle’s Amended and Restated Airline Services Agreement (the “CRJ-200 ASA”) pertaining to its CRJ-200 operations and its Delta Connection Agreement pertaining to its CRJ-900 operations (“CRJ-900 DCA”) are both structured as CPAs.  In addition, Colgan’s Q400 operations for Continental are under a CPA (the “Continental CPA”).

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

•	Excluded – Services that are provided by or paid for directly by the code-share partner. These costs do not appear on our financial statements.

The following is a summary of the treatment of certain costs under our three CPAs.

	Continental CPA	CRJ-900 DCA	CRJ-200 ASA
Aircraft ownership	Rate-Based	Reimbursed(1)	Reimbursed
Aviation insurance	Reimbursed	Reimbursed	Reimbursed
Commissions and passenger distribution costs	Excluded	Excluded	Excluded
Facility rentals	Excluded(2)	Excluded(2)	Rate-Based(3)
Fuel	Excluded	Excluded	Excluded
Ground handling	Excluded(2)	Excluded(2)	Rate-Based(3)
Heavy maintenance	Rate-Based	Reimbursed(1)	Reimbursed
Labor costs	Rate-Based	Rate-Based	Rate-Based
Landing fees / station costs	Reimbursed	Reimbursed	Rate-Based(3)
Line maintenance	Rate-Based	Rate-Based	Rate-Based
Non-aircraft depreciation	Rate-Based	Rate-Based	Rate-Based
Other (G&A and training)	Rate-Based	Rate-Based	Rate-Based
Property taxes	Rate-Based	Reimbursed	Reimbursed

(1)
Reimbursement of these costs are both subject to a cap and adjusted downward should actual expenses incurred be less than the payments received.  Aircraft ownership reimbursements under the CRJ-900 DCA are based on principal and interest payments on debt associated with each aircraft.

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

Item 1.  Business

Our Operating Contracts (Continued)

Revenue Pro-rate Agreements.  In addition to the Continental CPA, Colgan operates under contracts structured as revenue pro-rate code-share agreements, which allow for Colgan to market its operations under its partners’ brands.  Under these agreements, Colgan generally manages its own inventory of unsold capacity and sets fare levels in the local markets that it serves.  Colgan retains all of the revenue for passenger flying within Colgan’s local markets and not connecting to its partners’ flights.  For connecting passengers, the passenger fare is pro-rated between Colgan and its major airline partner, generally based on the distance traveled by the passenger on each segment of the passenger’s trip or on a comparison of unrestricted local fares within each segment.  Under these agreements, Colgan bears the risk associated with fares, passenger demand, and competition within its markets.  Colgan incurs all of the costs associated with operating these flights, including those costs typically reimbursed or paid directly by the major airline under a capacity purchase agreement. In some instances, Colgan has the ability to earn incentive-based revenue should it achieve specified performance metrics.

Colgan’s revenue pro-rate agreement with Continental is a modified pro-rate agreement in that it also contains a connecting passenger incentive designed to maintain a base level of revenue in the Houston markets that Colgan serves.  The connect incentive can be a payment from or a payment to Continental, depending on certain variables such as load factors, and is designed to create a more stable revenue level in these markets than could otherwise be supported under a traditional revenue pro-rate agreement.  The connect incentives rates are adjusted twice a year for changes in fuel prices and certain station/passenger related costs.

Colgan’s revenue pro-rate agreement with United is also a modified pro-rate agreement in that it includes a fixed connecting passenger incentive payment designed to subsidize some of the markets that Colgan operates in as United Express.  These markets would not be profitable on a stand-alone basis without the connecting passenger incentive.  The incentive amount is fixed for the three-year term of the agreement and may only be adjusted upon the concurrence of both Colgan and United.  Colgan has the ability to exit these markets to the extent that the markets can no longer be operated profitably with the fixed connecting passenger incentive payment.

In addition to operating its flights under revenue pro-rate code-share agreements, Colgan also operates some flights within its revenue pro-rate networks under Essential Air Service (“EAS”) contracts with the Department of Transportation (“DOT”).  The EAS program provides a federal government subsidy within certain small markets that could not otherwise sustain commercial air service because of limited passenger demand.

Pinnacle’s Agreements with Major Airlines

CRJ-200 Airline Services Agreement

Pinnacle provides regional jet service to Delta operating 126 50-seat CRJ-200 aircraft under the CRJ-200 ASA.  At the end of its term in 2017, the CRJ-200 ASA automatically extends for additional five-year periods unless Delta provides notice to us two years prior to the termination date that it does not plan to extend the term.

In addition to the rate-based and reimbursed payments previously detailed, our CRJ-200 ASA with Delta provides for margin payments.  The current rate-based payments will be in effect (subject to indexed annual inflation adjustments) through the end of 2012, when a negotiated rate reset will occur, which is designed to adjust our rate based compensation to cover our actual costs at that time. We receive a monthly margin payment based on the payments described above calculated to achieve a target operating margin of 8%. Delta does not guarantee Pinnacle’s minimum operating margin, although we are subject to a margin ceiling above the target operating margin.  If Pinnacle’s actual operating margin related to its operations under the CRJ-200 ASA for any year exceeds the 8% target operating margin but is less than 13%, Pinnacle will make a year-end adjustment payment to Delta in an amount equal to half of the excess above 8%.  If Pinnacle’s actual operating margin for any year exceeds 13%, Pinnacle will pay Delta all of the excess above 13%.   Margin calculations under the CRJ-200 ASA exclude amounts recognized as deferred ASA revenue, which is discussed in detail in Note 3, Code-Share Agreements, in Item 8 of this Form 10-K.

Item 1.  Business

Pinnacle’s Agreements with Major Airlines (Continued)

The CRJ-200 ASA provides that we will be required to negotiate with Delta an adjustment to our rates to the extent that we establish operations with another major airline.  Under the CRJ-200 ASA, upon reaching a certain level of operations outside of our CRJ-200 ASA, and to the extent that we have realized operating cost efficiencies from combining overhead in such outside operations, we will negotiate a rate reduction to the fixed payment that we receive under our CRJ-200 ASA related to our overhead.  We have discussed our current level of operations outside the CRJ-200 ASA with Delta, and in early 2010, we reached a tentative agreement to provide for a prospective rate reduction of $2 million in 2010 and $2.5 million in 2011, and $2.5 million in 2012 under this provision of the CRJ-200 ASA.  We do not expect this provision to result in further adjustments to our contract billings prior to our rate reset effective at the end of 2012.

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

Delta may terminate the CRJ-200 ASA at any time for cause.  Delta may also terminate the agreement at any time upon our bankruptcy or for any breach of the agreement by us that continues uncured for more than 30 days after we receive notice of the breach.  However, in the case of a non-monetary default, Delta may not terminate the agreement if the default would take more than 30 days to cure and we are diligently attempting to cure the default.  In addition, both Delta and we are entitled to seek an injunction and specific performance for a breach of the agreement.

In general, we have agreed to indemnify Delta and Delta has agreed to indemnify us for any damages caused by any breaches of our respective obligations under the CRJ-200 ASA or caused by our respective actions or inaction under the CRJ-200 ASA.

We recently reached a tentative agreement with Delta entered to resolve various other issues related to the CRJ-200 ASA.  These issues and their resolution are discussed in greater detail in Note 3, Code-Share Agreements, in Item 8 of this Form 10-K.

CRJ-900 Delta Connection Agreement (“CRJ-900 DCA”)

Pinnacle provides regional jet service to Delta operating 76-seat CRJ-900 aircraft under the CRJ-900 DCA.  The CRJ-900 DCA provides that Pinnacle operate 16 CRJ-900 aircraft under a capacity purchase agreement.  The CRJ-900 DCA allows Delta the option to add an additional seven CRJ-900 aircraft to the fleet.

The CRJ-900 DCA provides for Delta to pay pre-set rates based on the capacity we provide to Delta.  We are responsible for the costs of flight crews, maintenance, dispatch, aircraft ownership and general and administrative costs.  In addition, Delta reimburses us for certain pass-through costs, including landing fees, most station-related costs (to the extent that we incur them) and aircraft hull and general liability insurance.  In most instances, Delta will provide fuel and ground handling services free of charge.  We earn incentive payments (calculated as a percentage of the payments received from Delta) if we meet certain performance targets.  The CRJ-900 DCA also provides for reimbursements to Delta annually to the extent that our actual pre-tax margin on our Delta Connection operations exceeds certain thresholds.

The CRJ-900 DCA terminates for each aircraft upon the tenth anniversary of the in-service date of such aircraft.  Upon the sixth anniversary of the agreement date, which is April 27, 2013, either party has the right under the CRJ-900 DCA to remove from the terms of the agreement up to 20% of the CRJ-900 aircraft each year thereafter.

Item 1.  Business

Pinnacle’s Agreements with Major Airlines (Continued)

To the extent that either party materially breaches the CRJ-900 DCA and such breach remains uncured for a period of 30 days, the non-breaching party may terminate the agreement.  In addition, Delta may temporarily suspend or terminate the CRJ-900 DCA in the event of certain force majeure events that prevent either party from performing its obligations under the CRJ-900 DCA.  Delta may also terminate the CRJ-900 DCA upon certain corporate transactions such as a merger or change of control involving the Company, our failure to maintain a certain level of safety, our failure to maintain certain specified operational performance standards, our failure to adhere to various governmental operating regulations, our failure to maintain certain certifications and authorities, a material breach by us of our purchase agreement for our CRJ-900 aircraft with the manufacturer, or our failure to maintain specified levels of insurance.  Delta may also terminate the CRJ-900 DCA if Pinnacle commences operating a fleet type that causes Delta to be in violation of the collective bargaining agreement with its pilots.

Colgan’s Agreements with Major Airlines

Continental Connection Capacity Purchase Agreement (“Continental CPA”)

Colgan operates 74-seat Q400 turboprop regional aircraft predominantly out of Continental’s hub at Newark Liberty International Airport.  Colgan entered into the ten-year Continental CPA on February 5, 2007, which terminates for each aircraft upon the tenth anniversary of the in-service date of such aircraft.  Operations began on February 4, 2008, and we currently operate 14 Q400 aircraft under the Continental CPA.  In early 2009, we amended the Continental CPA to add an additional 15 Q400 aircraft, which are expected to deliver between August 2010 and April 2011.

The Continental CPA provides that we are compensated at pre-set rates for the capacity that we provide to Continental.  We are responsible for our own expenses associated with flight crews, maintenance, dispatch, aircraft ownership and general and administrative costs.  In addition, Continental reimburses us without a markup for certain reconciled costs, such as landing fees, most station-related costs not otherwise provided by Continental or its designee; aircraft hull and passenger liability insurance (provided that our insurance rates do not exceed those typically found at other Continental regional airline partners) and passenger related costs.  Continental will also provide to Colgan at no charge fuel and ground handling services at its stations.  Continental may request that we provide ground handling for our flights at certain stations, in which case, we will be compensated at a predetermined rate for these ground handling services.  The Continental CPA also provides for the ability to earn additional incentive-based revenue based upon achieving operational and financial performance targets.

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

Item 1.  Business

Colgan’s Agreements with Major Airlines (Continued)

Continental Connection Pro-Rate Agreement

We operate 12 Saab 340 aircraft based in Houston, Texas under a code-share agreement with Continental (the “Continental Agreement”).  Colgan entered into the Continental Agreement in January 2005 for a term of five years.  The Continental Agreement is structured as a modified pro-rate agreement for which we receive all of the fares associated with local passengers and an allocated portion of the connecting passengers’ fares.  We pay all of the costs of operating the flights, including sales and distribution costs.  However, we also receive connect incentive payments from Continental for passengers connecting from Colgan operated flights to any flights operated by Continental or its other code-share partners at Houston/George Bush Intercontinental Airport.  The connect incentive payments are designed to maintain a base level of profitability in the markets that we fly out of Houston, and can result in a payment to us or from us depending on our passenger load factor in these markets.  The connect incentives are modified every six months to adjust for prospective modifications in fuel prices and certain station expenses.  We are currently in discussions with Continental about extending and/or modifying this agreement beyond its initial five year term, which ends in the second quarter of 2010.

US Airways Express Agreement

We operate ten Saab 340 aircraft under a code-share agreement with US Airways (the “US Airways Agreement”).  Colgan entered into the US Airways Agreement in 1999 to provide passenger service and cargo service under the name “US Airways Express.”  The US Airways Agreement provides us use of the US Airways flight designator code to identify flights and fares in computer reservations systems, permits use of logos, service marks, aircraft paint schemes, and uniforms similar to those used by US Airways and coordinated scheduling and joint advertising.  The US Airways Agreement is structured as a revenue pro-rate agreement for which we receive all of the fares associated with our local passengers and an allocated portion of connecting passengers’ fares.  We pay all of the costs of operating the flights, including sales and distribution costs.  We control all scheduling, inventory and pricing for each local market we serve.  The current three-year US Airways Agreement became effective on October 1, 2005 under terms similar to the 1999 agreement.  Since the end of the three-year term in 2008, the US Airways Agreement continues to automatically extend for multiple six-month periods until either party provides notice to terminate.

United Express Agreement

In October 2005, Colgan entered into a code-share agreement with United to provide services as a United Express carrier (the “United Express Agreement”).  The United Express Agreement was amended and restated effective November 1, 2008 and expires on November 1, 2011.  Colgan currently operates 12 Saab 340 aircraft under the name “United Express.” The United Express Agreement is structured as a modified pro-rate agreement for which we receive all of the fares associated with local passengers and an allocated portion of the connecting passengers’ fares.  In addition, United pays us a set passenger connect incentive fee for certain of the markets that we operate under the United Express Agreement.  The passenger connect incentive may only be adjusted during the three-year term by mutual consent of the parties.  We have the right, however, to cease serving certain of these markets to the extent that our operations are not profitable.  We pay all of the costs of operating the flights, including sales and distribution costs.  We jointly coordinate with United all scheduling, inventory and pricing for each local market we serve.

Item 1.  Business

Employees

As of December 31, 2009, we had 5,106 employees.  Flight attendants and ground operations agents included 239 and 839 part-time employees, respectively. The part-time employees work varying amounts of time, but typically work half-time or less. The follow table details the number of employees by company and by group:

Employee Group	Pinnacle Airlines Corp.	Pinnacle Airlines, Inc.	Colgan Air, Inc.	Total
Pilots	-	1,178	403	1,581
Flight attendants	-	695	282	977
Ground operations personnel	-	962	192	1,154
Mechanics and other maintenance personnel	-	504	308	812
Dispatchers and crew resource personnel	-	285	81	366
Management and support personnel	124	51	41	216
Total	124	3,675	1,307	5,106

Labor costs are a significant component of airline expenses and can substantially affect our results. Approximately 78% and 52% of Pinnacle Airlines, Inc. and Colgan Air, Inc. employees, respectively, are represented by unions.

The following table reflects our principal collective bargaining agreements and their respective amendable dates:

Employee Group	Employees Represented	Representing Union	Contract Amendable Date
Pinnacle’s pilots	1,178	Air Line Pilots Association	April 30, 2005
Colgan’s pilots	403	Air Line Pilots Association	Pending (1)
Pinnacle’s flight attendants	695	United Steel Workers of America	February 1, 2011
Colgan’s flight attendants	282	United Steel Workers of America	April 30, 2014 (2)
Pinnacle’s ground operations agents	929	United Steel Workers of America	March 19, 2010 (3)
Pinnacle’s flight dispatchers	67	Transport Workers Union of America	December 31, 2013

(1) Initial contract negotiations commenced in October 2009 and are ongoing.
(2) The Colgan flight attendant agreement with the United Steel Workers of America is amendable on April 30, 2014 with the exception of a wage only review, which could occur in April 2011.
(3) The Company is currently in negotiations with the United Steel Workers of America in advance of the amendable date

The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable.

Item 1.  Business

Employees  (Continued)

The collective bargaining agreement between Pinnacle and the Air Line Pilots Association (“ALPA”) became amendable in April 2005.  Pinnacle has been actively negotiating with ALPA since that time.  In August 2006, Pinnacle filed for mediation with the National Mediation Board.  Since then, Pinnacle has met with the federal mediator assigned to its case and with ALPA. On August 4, 2009, Pinnacle and ALPA reached a tentative agreement to amend the collective bargaining agreement.  The tentative agreement contained substantial wage rate increases and a proposed $10.2 million signing bonus for Pinnacle’s pilots.  However, on September 24, 2009, Pinnacle’s pilots voted against ratification of the tentative agreement.  The National Mediation Board will determine when the parties will resume negotiations.

Aircraft Maintenance

Using a combination of FAA-certified maintenance vendors and our own personnel and facilities, we maintain our aircraft on a scheduled and as-needed basis.  We perform preventive maintenance and inspect our engines and airframes in accordance with our FAA-approved maintenance policies and procedures.

The maintenance performed on our aircraft can be divided into three general categories: line maintenance, heavy maintenance checks, and engine and component overhaul and repair. Line maintenance consists of routine daily and weekly scheduled maintenance inspections on our aircraft, including pre-flight, daily, weekly and overnight checks and any diagnostic and routine repairs.

Pinnacle contracts with an affiliate of the original equipment manufacturer of its CRJ-200s to perform certain routine heavy maintenance checks on its aircraft.  Pinnacle also contracts with a third party to perform engine overhauls on its CRJ-200 fleet.  These maintenance checks are regularly performed on a schedule approved by the manufacturer and the FAA.  In general, both the CRJ-200 and CRJ-900 aircraft do not require their first heavy maintenance checks until they have flown approximately 8,000 hours.  The average age of the CRJ-200 and CRJ-900 regional jets in our fleet as of December 31, 2009 was approximately 6.7 years and 1.5 years, respectively.

Colgan performs its own heavy maintenance airframe checks for its Saab fleet at its maintenance facility in Houston, Texas, and occasionally contracts with third-party vendors for heavy maintenance airframe checks on an as-needed basis.  Colgan contracts with third parties to perform engine overhauls and propeller maintenance on its Saab fleet.  Colgan plans to use a combination of internal and third-party resources to complete heavy maintenance requirements on its Q400 fleet.  In general, the Q400 aircraft do not require their first heavy maintenance checks until they have flown approximately 4,000 hours.  The average age of the Q400 aircraft in our fleet as of December 31, 2009 was approximately 1.8 years.

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

Colgan’s flight personnel are trained at various simulator centers throughout the U.S. and Canada under a contract with FlightSafety International.  Instructors that conduct the training are typically professional instructors or trained line pilot instructors.  Recurrent ground training takes place near the Colgan hubs including Newark, New Jersey, Washington, D.C. and Houston, Texas.  Upgrade training of Colgan flight personnel is performed at its Corporate Education Center in Memphis, Tennessee.

Item 1.  Business

Training (Continued)

We provide both internal and outside training for our maintenance personnel.  To maximize value for the Company and to ensure our employees receive the highest quality training available, we take advantage of manufacturers’ training programs offered, particularly when acquiring new aircraft.  We employ professional instructors to conduct training of mechanics, flight attendants and ground operations personnel in Memphis and Manassas.

Safety

We are committed to the safety and security of our passengers and employees.  Our most important Guiding Principle is “Never Compromise Safety.”  For example, Pinnacle led the way in the regional airline industry by being one of the first regional airlines to implement the Flight Operational Quality Assurance (“FOQA”) program. We are currently in the processing of implementing FOQA at Colgan.  FOQA programs involve the collection and analysis of data recorded during flight to improve the safety of flight operations, air traffic control procedures, and airport and aircraft design and maintenance.  In addition, we have implemented the FAA’s Aviation Safety Action Program (“ASAP”).  ASAP’s focus is to encourage voluntary reporting of safety issues and events that come to the attention of employees of certain certificate holders.   We also maintain a Line Observation Safety Audit (“LOSA”) program to obtain a self-evaluation of safety procedures that are invaluable in assessing opportunities for enhancing safety in flight operations.

Insurance

We currently maintain insurance policies with necessary coverage levels for: aviation liability, which covers public liability, passenger liability, hangar keepers’ liability, baggage and cargo liability and property damage liability; war risk, which covers losses arising from acts of war, terrorism or confiscation; hull insurance, which covers loss or damage to our flight equipment; directors’ and officers’ insurance; property and casualty insurance for our facilities and ground equipment; and workers’ compensation insurance.

We were given the option under the Air Transportation Safety and Stabilization Act, signed into law on September 22, 2001, to purchase certain third-party war risk liability insurance from the U.S. government on an interim basis at rates that are more favorable than those available from the private market. As provided under this Act, we have purchased from the FAA this war risk liability insurance, which is currently set to expire on August 31, 2010.  We expect to renew the policy upon its expiration.

Regulations

Our subsidiaries operate under air carrier certificates issued by the FAA and certificates of convenience and necessity issued by the DOT.  The DOT may alter, amend, modify or suspend these authorizations if the DOT determines that we are no longer fit to continue operations.  The FAA may suspend or revoke the air carrier certificate of one of our subsidiaries if the subsidiary fails to comply with the terms and conditions of the certificates. The DOT has established regulations affecting the operations and service of the airlines in many areas, including consumer protection, non-discrimination against disabled passengers, minimum insurance levels and others. Failure to comply with FAA or DOT regulations can result in civil penalties, revocation of the right to operate or criminal sanctions. FAA regulations are primarily in the areas of flight operations, maintenance, ground facilities, transportation of hazardous materials and other technical matters. The FAA requires each airline to obtain approval to operate at specific airports using specified equipment.  Under FAA regulations and with FAA approval, our subsidiaries have established a maintenance program for each type of aircraft they operate that provides for the ongoing maintenance of these aircraft, ranging from frequent routine inspections to major overhauls.  As of December 31, 2009, we had no unresolved significant violations.

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

Item 1A. Risk Factors

Risks Related to our Financial Condition

A. The global financial crisis could affect our business and financial condition in ways that we currently cannot predict.

While over the past several months the financial and credit markets have begun to stabilize, certain components of the capital markets remain illiquid and the availability of credit constrained.  Our prospective access to the capital markets to raise capital may be restricted, which could affect our ability to meet our obligations, our ability to react to changing economic and business conditions and our ability to grow our operations either through expansions of our existing agreements or the addition of new agreements. Additionally, while we currently have no outstanding hedges, the credit crisis could affect future hedging contracts if counterparties are forced to file for bankruptcy or are otherwise unable to perform their obligations.

B. Our fleet expansion program will require a significant increase in our leverage and the related cash outflows.

Our recent growth strategy has required significant amounts of capital to acquire CRJ-900 and Q400 regional aircraft.  As a result, we have significantly increased our total debt obligations and our leverage over the past three years.  During the year ended December 31, 2009, our mandatory debt service payments totaled approximately $130 million, and we expect this amount to increase through April 2011 as we acquire and finance 15 additional Q400 aircraft.  See related risk factor A for additional information related to credit availability.

There can be no assurance that our operations will generate sufficient cash flow or liquidity to enable us to obtain the necessary aircraft acquisition financing for future growth, or to make required debt service payments related to our existing obligations.  If we default under our loan, lease or aircraft purchase agreements, the lender/lessor/manufacturer has available extensive remedies, including, without limitation, repossession of the respective aircraft and other assets. Even if we meet all required debt, lease, and purchase obligations, the size of these long-term obligations could negatively affect our financial condition, results of operations and the price of our common stock in many ways, including:

•	increasing the cost, or limiting the availability of, additional financing for working capital, acquisitions or other purposes;
•	limiting the ways in which we can use our cash flow, much of which may have to be used to satisfy debt and lease obligations; and
•	adversely affecting our ability to respond to changing business or economic conditions or continue our growth strategy.

If we need additional capital and cannot obtain such capital on acceptable terms, or at all, we may be unable to realize our current plans or take advantage of unanticipated opportunities and could be required to slow or stop our growth.

C. We are increasingly dependent on technology in our operations, and if our technology fails, our business may be adversely affected.

Our subsidiaries’ systems operations control centers, which oversee daily flight operations, are dependent on a number of technology systems to operate effectively.  Large scale interruption in technology infrastructure that we depend on, such as power, telecommunications or the internet, could cause a substantial disruption in our operations, which could lead to poor operating performance, loss of regional airline services revenue, and financial penalties under our operating contracts.   In some instances, if the disruption to our operations was severe, our major airline partners could have the right to terminate our operating contracts.

Item 1A. Risk Factors

Risks Related to our Code-Share Agreements

D. There are long-term risks related to supply and demand of regional aircraft associated with our regional airline services strategy.

Many of our major airline partners have publicly indicated that their committed supply of regional airline capacity is larger than they desire given current market conditions.  Specifically, they cite an oversupply of 50-seat regional jets under contractual commitments with regional airlines.  Delta in particular has indicated that it plans to reduce both the number of 50-seat regional jets within its network and the number of regional airlines with which it contracts.  There are currently more than 400 50-seat aircraft within the Delta Connection system, more than any other major carrier worldwide.  In addition to reducing the number of 50-seat jets under contract, major airlines have reduced the utilization of regional aircraft, thereby reducing the revenue paid to regional airlines under capacity purchase agreements.  The utilization by Delta of our 50-seat CRJ-200 aircraft decreased by 7% in 2009.  This decrease had a negative impact on our regional airline services revenue and profitability.

Mesa Airlines, one of our regional airline competitors, recently filed for Chapter 11 Bankruptcy reorganization.  This was caused in large part by a significant number of regional aircraft that it owns or leases but that are no longer committed to fly under an agreement with a major airline partner.  As major airlines seek to reduce the number of 50-seat aircraft within their networks, other regional airlines may also be forced to restructure their operations.  In an environment where the supply of regional aircraft exceeds the demand from our major airline partners, our competitors may price their regional airline products below cost or otherwise compete aggressively to retain business.   In addition, regional airlines with more financial resources may make loans or pay financial incentives to retain or increase business with major airlines.  For example, SkyWest Airlines recently extended loans of up to $129 million to United in exchange for an extension on the term of some of its regional airline services agreements with United.  Regional airlines with more financial resources may also acquire or merge with other regional airlines in an attempt to mitigate any reductions of regional airline services with their major airline partners.

We have fewer financial resources than many of our competitors, and therefore we may be at a competitive disadvantage as we compete for new business opportunities.  Additionally, while our CRJ-200 ASA with Delta contractually extends through December 31, 2017, Delta may still seek to reduce our level of operations, either through reduced utilization of our fleet or through attempted reductions in the number of aircraft that we operate.   Oversupply of regional aircraft may also lead to reductions of service under our operating agreements with our other partners.  These reductions in service may lead to reduced profitability and we may be forced to sell, sublease, or otherwise reduce the number of aircraft that we own or lease.

E. We are highly dependent upon our regional airline services agreements with Delta.

We are highly dependent on Delta, our largest customer.  Our code-share agreements with Delta generate approximately 73% of our consolidated regional airline service revenue, and nearly 75% of our operating fleet is utilized by Delta.  In addition, our entire fleet of 126 CRJ-200 aircraft is subleased from Delta under leases that terminate if our airline services agreement with Delta terminates.  We would be significantly negatively affected should one of our code-share agreements with Delta be terminated, and we likely would be unable to find an immediate source of revenue or earnings to offset such a loss.  We may be unable to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements.  Operating as an independent airline is a departure from our business strategy and would require considerable time and resources.

Item 1A. Risk Factors

Risks Related to our Code-Share Agreements (Continued)

            Our code-share agreements with Delta and our other partners include various minimum operating performance requirements, which if we fail to meet, provide the partner with the ability to terminate the agreement with little or no notice requirement.  Certain conditions that are beyond our control, such as weather, may negatively affect our performance such that we may fall below the minimum operating requirements.  For example, in June 2008, Delta gave notice to Pinnacle that it intended to terminate Pinnacle’s CRJ-900 DCA, citing failure to meet on-time performance requirements in the CRJ-900 DCA.  We disputed Delta’s right to terminate the CRJ-900 DCA, and we subsequently agreed with Delta to continue operating under the CRJ-900 DCA.  Although we were successful in this instance in keeping our CRJ-900 DCA intact with Delta, a future attempt by Delta or an attempt by another of our partners to terminate one of our code-share agreements resulting from our failure to meet our minimum operating performance requirements would, if successful, have a material negative impact on our financial performance and liquidity.

We are also currently in discussion with Delta to resolve certain significant disputed contractual matters, as discussed in Note 3, Code-Share Agreements with Partners, in Item 8 of this Form 10-K.  These unresolved disputes, or future disagreements over interpretation of our code-share agreements, may result in materially unfavorable adjustments to our revenue and profitability related to our Delta code-share operations.

F. We are highly dependent upon the services provided by our major airline partners.

We are highly dependent upon Delta and Continental, our capacity purchase agreements partners, for the services they provide to support our current operations.  For example, we currently use or rely upon Delta's, Continental’s and to a lesser degree our pro-rate partners’ systems, facilities and services to support a significant portion of our operations, including airport and terminal facilities and operations, information technology support, ticketing and reservations, scheduling, dispatching, fuel purchasing and ground handling services.  Were we to lose any of our operations with these partners, particularly related to our CRJ-900 DCA and Continental CPA agreements with Delta and Continental, respectively, for which we bear the ownership risks associated with the aircraft, we would need to replace all of the services mentioned above and make the other arrangements necessary to fly as an independent airline or otherwise find a suitable use for the aircraft.

G. The rate-based revenues we receive under our capacity purchase code-share agreements may be less than the controllable costs we incur.

Under our capacity purchase code-share agreements with Delta and Continental, the major airline bears the risk related to the cost of certain reimbursable expenses that they are contractually required to repay in full to us.  With respect to other costs, often called “rate-based,” our code-share partner is obligated to pay to us amounts at predetermined rates based on the level of capacity that we generate for them.  If our controllable costs exceed our rate-based revenue, our financial results will be adversely affected.  For example, certain CRJ-200 maintenance expenses are intended to be covered by our rate-based revenue.  As our CRJ-200 fleet ages, the maintenance costs required to support the fleet are increasing, which places additional pressure on our profitability.  During the year ended December 31, 2009, approximately 33% of our total costs were pass-through costs and approximately 67% of our costs were controllable costs related to our rate-based revenue.

H. Our ability to operate profitably under Colgan’s pro-rate code-share agreements is heavily dependent on the price of aircraft fuel. Recent volatility in the price of fuel presents a market uncertainty and could have a significant negative impact on our operating results.

Under our pro-rate code-share agreements, we bear the risk associated with fares, passenger demand, and competition within each market.  Similarly, we also incur all of the costs associated with operating these flights, including those costs typically reimbursed or paid directly by the major airline under a capacity purchase agreement. For example, Colgan’s pro-rate agreements expose Colgan to fuel price volatility.  In recent times, fuel prices have been extremely volatile, increasing by over 100% or decreasing by over 50% over a period of just a few months.  Our ability to offset increases in the price of fuel by raising fares or surcharges may be limited, primarily because of reduced demand for air travel and competitiveness of the airline industry.  To the extent that we incur expenses that exceed the revenue we receive from passenger fares and incentive-based revenue, our financial results will be negatively affected.

Item 1A. Risk Factors

Risks Related to our Code-Share Agreements (Continued)

I. We are at risk of adverse publicity stemming from any accident involving our aircraft.

While we believe the insurance we carry to cover losses arising from an aircraft crash or other accident is adequate to cover such losses, any accident involving an aircraft that we operate for one of our code-share partners could create a public perception that our aircraft or operations are not safe or reliable.  Such a perception could harm our reputation, result in the loss of existing business with our code-share partners, result in an inability to win new business and harm our profitability. For a description of the Colgan Flight 3407 accident in which all 49 people aboard and an individual on the ground died, see Legal Proceedings in Item 3 of this Form 10-K.

J.  Changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal requirements that involve significant compliance costs.  In the last several years, Congress has passed laws, and the DOT, FAA and the TSA have issued regulations relating to the operation of airlines that have required significant expenditures.  We expect to continue to incur expenses in connection with complying with government regulations.  The FAA is currently drafting new requirements, and depending on whether the final rules incorporate significant changes to crew rest requirements, our cost structure could be adversely affected. We cannot predict the effect that these and other laws or regulations enacted in the future will have on our business.

Risks Related to our Labor Costs and Collective Bargaining Agreements

K. Increases in our labor costs, which constitute a substantial portion of our total operating costs, may directly affect our earnings.

Labor costs are not directly reimbursed by any of our code-share partners.  Rather, compensation for these costs is intended to be covered by the payments based on pre-set rates for block hours, departures and fixed costs.  Labor costs constitute a significant portion, ranging from 28% to 30%, of our total operating costs.  Pressure to increase these costs beyond standard industry wages, and therefore beyond the limits intended to be covered by the fixed payments we receive from our code-share partners, is increased by the high degree of unionization of our workforce.  As of December 31, 2009, 70% of our employees were unionized.  Additionally, the new terms of a revised collective bargaining agreement with our pilots at Pinnacle and a new collective bargaining agreement with our pilots at Colgan will materially increase our salaries, wages and benefits costs.  Pinnacle’s pilots are currently paid at rates less than the industry average for similarly sized aircraft, and an amended collective bargaining agreement with ALPA is expected to contain higher rates of pay for Pinnacle’s pilots.  In addition, while we have not offered retroactive compensation to Pinnacle’s pilots during the negotiation process, an amended collective bargaining agreement may contain a material signing bonus.  An increase in our labor costs over standard industry wages could result in a material reduction to our earnings, and could affect our future prospects for additional business opportunities.

L. Strikes or labor disputes with our employees may adversely affect our ability to conduct our business and could result in the termination, or a significant reduction of the benefit, of our code-share agreements.

If we are unable to reach collective bargaining agreements upon their initial or amendable dates with any of our unionized work groups in accordance with the Railway Labor Act, we may be subject to work interruptions, work stoppages, or a fleet size reduction.  Work stoppages may adversely affect our ability to conduct our operations and fulfill our obligations under our code-share agreements.   Several of our code-share agreements, including our Continental CPA, our CRJ-900 DCA, and our CRJ-200 ASA, contain provisions granting our partners the right to terminate our agreements in the event of a work stoppage or labor strike.  Additionally, our CRJ-200 ASA contains a provision allowing Delta to reduce the size of our CRJ-200 fleet in the event of a work stoppage or labor strike.

Item 1A. Risk Factors

Risks Related to our Labor Costs and Collective Bargaining Agreements (Continued)

Our collective bargaining agreement with the Air Line Pilots Association, the union representing Pinnacle’s pilots, became amendable on April 30, 2005. In September 2009, the pilots voted against the ratification of a tentative agreement to amend the collective bargaining agreement.  While our future negotiations with ALPA will be conducted under the oversight of the National Mediation Board, as a result of their vote against the tentative agreement, we are unable to predict when an agreement could be reached.  Consequently, we remain at risk of a strike by our pilots should the National Mediation Board release our pilots from the negotiations and should we fail to obtain an agreement with ALPA before the parties are legally entitled to self help under the Railway Labor Act.

M.  If we are unable to attract and retain key employees, our business could be harmed.

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

Item 2.  Properties

Flight Equipment

As shown in the following table, the Company’s aircraft fleet consisted of 142 regional jet aircraft and 48 turboprop aircraft at December 31, 2009.

Aircraft Type	Number of Aircraft Leased	Number of Aircraft Owned	Total Aircraft	Standard Seating Configuration	Average Age (in years)
CRJ-200	126	-	126	50	6.7
CRJ-900	-	16	16	76	1.5
Total regional jets	126	16	142
Saab 340	11(1)	23	34	34	18.4
Q400	-	14	14	74	1.8
Total turboprops	11	37	48
Total aircraft	137	53	190

(1)	In addition, for purposes of classification, two of the 11 leased aircraft were operated under capital leases. For further discussion, refer to Note 9, Leases, in Item 8 of this Form 10-K.

Facilities

The Company had the following significant dedicated facilities as of December 31, 2009:
Location	Description	Square Footage	Lease Expiration Date
Memphis, TN	Pinnacle Airlines, Inc. Headquarters and Corporate Education Center	59,100	August 2011

Memphis, TN	Pinnacle Airlines Corp. and Colgan Air, Inc. Headquarters	27,756	December 2010

Memphis, TN	Hangar and Maintenance Facility	51,250	December 2016

Knoxville, TN	Hangar and Maintenance Facility	55,000	Termination of the CRJ-200 ASA

Dulles, VA	Hangar and Maintenance Facility	44,029	April 2011

Albany, NY	Hangar and Maintenance Facility	24,325	December 2010

Houston, TX	Hangar and Maintenance Facility	24,325	March 2011

Our significant maintenance facilities are located in cities that we serve based on market size, frequency, and location.  These facilities are used for overnight maintenance; however, Memphis and Dulles are also used during the day.  We have additional smaller maintenance facilities in Atlanta, Georgia, Fort Wayne, Indiana and South Bend, Indiana.  While the facilities are highly utilized with an average turn around time of seven to ten hours, we believe that our existing facilities are adequate for the foreseeable needs of our current and growing business.  As our fleet grows, we may seek additional maintenance space in the future.

In connection with our code-share partners, we maintain contract service agreements with Delta, Continental, United and US Airways allowing for the use of terminal gates, parking positions and operations space at Atlanta, Boston Detroit, Houston, Memphis, Minneapolis/St. Paul, Newark, New York LaGuardia and Washington Dulles airports, as well as most of the stations we serve from these hub airports.  We believe the use of the terminal gates, parking positions, and operations space obtained from our code-share partners will be sufficient to meet the operational needs of our business.

Item 3.  Legal Proceedings

Pinnacle and Colgan are subject to certain legal actions that occur in the ordinary course of our business. While the outcome of these actions cannot be predicted with certainty, it is the opinion of our management, based on current information and legal advice, that the ultimate disposition of these actions will not have a material adverse effect on our financial statements as a whole.  For further discussion, see Note 16, Commitments and Contingencies, in Item 8 of this Form 10-K.

September 11, 2001 Litigation.  Colgan is a defendant in litigation resulting from the September 11, 2001 terrorist attacks.  The Company believes it will prevail in this litigation; however, the Company believes that any adverse outcome from this litigation would be covered by insurance and would therefore have no material adverse effect on the Company’s financial position, results of operations and cash flows.

Colgan Flight 3407.  On February 12, 2009, Colgan Flight 3407, operated for Continental under the Company’s Continental CPA, crashed in a neighborhood near the Buffalo Niagara International Airport in Buffalo, New York. All 49 people aboard, including 45 passengers and four members of the flight crew, died in the accident. Additionally, one individual died inside the home destroyed by the aircraft’s impact, increasing the total fatality count to 50 individuals.  Several lawsuits related to this accident have been filed against the Company, and additional litigation is anticipated.  We carry aviation liability insurance and believe that this insurance is sufficient to cover any liability arising from this accident.

Environmental Matters

We are subject to regulation under various environmental laws and regulations, which are administered by numerous state and federal agencies. In addition, many state and local governments have adopted environmental laws and regulations to which our operations are subject. We are, and may from time to time become, involved in environmental matters, including the investigation and/or remediation of environmental conditions at properties used or previously used by us. We are not, however, currently subject to any environmental cleanup orders imposed by regulatory authorities, nor do we have any active investigations or remediations at this time.

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

2009	High	Low
First quarter	$2.67	$1.00
Second quarter	$3.19	$1.39
Third quarter	$7.66	$2.55
Fourth quarter	$7.53	$5.75

2008	High	Low
First quarter	$15.32	$8.73
Second quarter	$9.31	$3.14
Third quarter	$7.00	$3.05
Fourth quarter	$4.13	$1.69

As of February 22, 2010, there were approximately 35 holders of record of our common stock.  We have paid no cash dividends on our common stock and have no current intention of doing so in the future.

The information under the caption “Securities Authorized for Issuance under Equity Compensation Plans,” appearing in the Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed with the Commission within the 120 days after December 31, 2009, is hereby incorporated by reference.

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

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The following graph compares total shareholder return on the Company’s common stock over the five-year period ending December 31, 2009, with the cumulative total returns (assuming reinvestment of dividends) on the American Stock Exchange Airline Industry Index and the NASDAQ Composite Index. The stock performance graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2004. The graph below represents historical stock performance and it not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

This selected consolidated financial data should be read together with the audited consolidated financial statements and related notes contained in Item 8, Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in Item 7, and Risk Factors in Item 1A of this Form 10-K.

	Years Ended December 31,
	2009	2008 (Restated)	2007 (Restated)	2006 (Restated)	2005 (Restated)
	(in thousands, except per share data)
Statement of Operations Data:
Total operating revenues(1)(2)	$845,508	$864,785	$787,374	$824,623	$841,605
Total operating expenses (3)	764,799	819,178	734,963	697,075	814,676
Operating income(1)(2)(3)	80,709	45,607	52,411	127,548	26,929
Operating income as a percentage of operating revenues(1)(2)(3)	9.5%	5.3%	6.7%	15.5%	3.2%
Nonoperating (expense) income(4)(5)	(38,471)	(54,196)	(8,462)	(10,706)	8,498
Income tax expense(4)(6)	(382)	(2,408)	(13,526)	(43,758)	(13,364)
Net income (loss) (4)	41,856	(10,997)	30,423	73,084	22,063
Basic earnings (loss) per share (4)	$2.33	$(0.62)	$1.46	$3.33	$1.01
Diluted earnings (loss) per share (4)	$2.31	$(0.62)	$1.32	$3.33	$1.01
Shares used in computing basic earnings (loss) per share	17,969	17,865	20,897	21,945	21,913
Shares used in computing diluted earnings (loss) per share	18,133	17,865	23,116	21,974	21,932

1.
Our target operating margin under the CRJ-200 ASA was 10% from December 1, 2003 through December 31, 2006. Under the CRJ-200 ASA effective January 1, 2007, Pinnacle’s CRJ-200 ASA target operating margin was reduced to 8% and certain significant reimbursed expenses such as fuel and aircraft rentals were eliminated or reduced, resulting in lower revenue, expenses and income. In addition, operating revenues and operating income for the years ended December 31, 2009, 2008 and 2007 include $23.1 million, $24.0 million and $22.6 million, respectively, of deferred revenue recognized related to our Northwest bankruptcy claim.  For further discussion of the target operating margin and deferred revenue, refer to Note 3, Code-Share Agreements with Partners, in Item 8 of this Form 10-K.

2.
Operating revenues and operating income for the year ended December 31, 2007 were affected by the January 18, 2007 acquisition of Colgan, offset by changes in CRJ-200 ASA with Delta.  Operating revenues and operating income for the years ended December 31, 2009 and 2008 were affected by additional revenue earned under our CRJ-900 DCA and our Continental CPA.  We began operating under our DCA in December 2007, and we began operating under our Continental CPA in February 2008.  For more information, refer to Note 3, Code-Share Agreements with Partners, in Item 8 of this Form 10-K.

3.
Operating expenses for the years ended December 31, 2007, 2006 and 2005 were affected by (benefits)/charges of ($1.0 million), ($43.6 million), and $59.6 million, respectively, related to the bankruptcies of Northwest and Mesaba. For more information, refer to Note 3, Code-Share Agreements with Partners, in Item 8 of this Form 10-K.  In addition, operating expenses for the year ended December 31, 2007 were affected by the acquisition of Colgan.  As previously mentioned, Colgan was acquired on January 18, 2007.  Operating expenses for the year ended December 31, 2008 were affected by a $13.5 million impairment charge on Colgan’s goodwill and aircraft retirement costs. For more information, refer to Note 14, Impairment and Aircraft Retirement Costs, in Item 8 of this Form 10-K.

4.
A new accounting standard related to convertible debt became effective for and was adopted by the Company beginning January 1, 2009.  This standard required retrospective application to the terms of instruments as they existed for all periods presented. As such, results for the years ended December 31, 2008 through 2005 have been restated to reflect the revised accounting requirement.  For more information, see Note 7, Borrowings, in Item 8 of this Form 10-K.

5.
Nonoperating income for the year ended December 31, 2005 includes a gain of $18.0 million related to the repurchase of our note payable to Northwest.  Nonoperating income for the year ended December 31, 2008 includes a $16.8 million impairment charge on our ARS investments.  For more information on the impairment charge on our ARS investments, refer to Note 6, Investments and Fair Value Measurements, in Item 8 of this Form 10-K.  In addition, nonoperating expense for the years ended December 31, 2008 and 2009 includes interest expense on the financing for the CRJ-900 and Q400 aircraft.  For more information related to aircraft financing, refer to Note 7, Borrowings, in Item 8 of this Form 10-K.  Nonoperating expense for the year ended December 31, 2009 includes a net gain of $3.9 million, primarily related to the sale of our Auction Rate Securities (“ARS”) portfolio, and a reduction to interest expense of $2.9 million related to the reversal of accrued interest on tax reserves.  For more information, see Note 6, Investments and Fair Value Measurements, and Note 13, Income Taxes, in Item 8 of this Form 10-K.

6.
Income tax expense for the year ended December 31, 2009 includes a benefit of $13.6 million related to the settlement of the Internal Revenue Service’s examination of the Company’s federal income tax returns for calendar years 2003, 2004, and 2005.  For more information, refer to Note 13, Income Taxes, in item 8 of this Form 10-K.

Item 6.  Selected Financial Data

	As of December 31,
	2009	2008 (Restated)	2007 (Restated)	2006 (Restated)	2005 (Restated)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents (7)	$91,574	$69,469	$26,785	$705	$31,567
Investments	2,723	116,900	186,850	72,700	44,160
Property and equipment, net (8)(4)	731,073	719,931	257,168	40,985	42,535
Total assets (10)(4)	1,289,420	1,127,702	699,548	299,185	226,994
Long-term debt obligations, including capital leases (9)(4)	521,961	603,026	174,208	90,208	82,730
Stockholders' equity (deficiency) (4)	102,237	55,734	71,054	114,468	40,779

7.
For the year ended December 31, 2006, cash and cash equivalents did not include the normal CRJ-200 ASA end-of-month payment of $31.9 million, which was received on January 2, 2007 as December 31, 2006 fell on a non-business day.

8.
As of December 31, 2007, property and equipment included the addition of three CRJ-900 aircraft.  As of December 31, 2008, property and equipment include an additional 11 CRJ-900 aircraft and 15 Q400 aircraft that were received during 2008.

9.
Long-term debt obligations as of December 31, 2007 include financing for three CRJ-900 aircraft.  Long-term debt obligations as of December 31, 2008 include financing for 11 additional CRJ-900 aircraft and 15 Q400 aircraft that were entered into during 2008.

10.
For the year ended December 31, 2009, total assets include approximately $300 million on long-term receivables related to potential claims related to Colgan Flight 3407. This amount is offset in its entirety by a corresponding liability.  For more information, see Note 16, Commitments and Contingencies, in Item 8 of this Form 10-K.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2009(12)	2008(12)	2007(11)	2006	2005

Other Data:
Revenue passengers (in thousands)	13,473	12,926	11,494	8,988	8,105
Revenue passenger miles (in thousands) (13)	5,281,461	5,420,673	4,898,188	4,288,551	4,129,039
Available seat miles (“ASMs”) (in thousands) (14)	7,204,094	7,380,490	6,604,082	5,640,629	5,732,773
Passenger load factor (15)	73.3%	73.4%	74.2%	76.0%	72.0%
Operating revenue per ASM (in cents) (2)	11.74	11.72	11.92	14.62	14.68
Operating revenue per block hour (2)	$1,498	$1,451	$1,392	$1,987	$1,944
Operating cost per ASM (in cents) (3)	10.62	11.10	11.13	12.36	14.21
Operating cost per block hour (3)	$1,355	$1,375	$1,300	$1,679	$1,882
Block hours
Regional jets	426,432	442,911	438,988	415,069	432,900
Turboprops	138,166	152,890	126,675	-	-
Departures
Regional jets	273,077	267,893	265,418	251,091	249,262
Turboprops	110,568	121,635	107,171	-	-
Average daily utilization (in block hours)
Regional jets	8.58	8.75	8.73	9.17	9.07
Turboprops	7.84	7.86	7.32	-	-
Average stage length (in miles)	374	396	321	470	500
Number of operating aircraft (end of period)
Regional jets	142	142	138	124	124
Turboprops	48	51	47	-	-
Employees	5,106	5,644	5,316	3,860	3,436

11.	We acquired Colgan on January 18, 2007. Data for 2007 includes Colgan data and statistics from the date of acquisition through the end of the year.
12.
Statistical results for the year ended December 31, 2008 were affected by the addition throughout the year of regional jets operated under the CRJ-900 DCA and turboprops operated under the Continental CPA.  As of December 31, 2008, Pinnacle operated 18 CRJ-900 aircraft under the CRJ-900 DCA (seven of which were the Temporary Aircraft), and Colgan operated 15 Q400 aircraft under the Continental CPA.

13.	Revenue passenger miles represent the number of miles flown by revenue passengers.
14.	Available seat miles represent the number of seats available for passengers multiplied by the number of miles the seats are flown.
15.	Passenger load factor equals revenue passenger miles divided by available seat miles.

Item 6.  Selected Financial Data

Certain Statistical Information:

The following tables present our operating expenses per block hour and operating expenses per available seat mile.  While not relevant to our financial results, this data is used as an analytic in the airline industry.  Please see Results of Operations in Item 7 of this Form 10-K for more information on our operating expenses.

	Years Ended December 31,
	2009	2008	2007	2006	2005
Operating expenses per block hour:
Salaries, wages and benefits	$399	$369	$346	$329	$310
Aircraft rentals	214	216	245	636	642
Ground handling services	165	162	170	207	214
Aircraft maintenance, materials and repairs	174	157	159	83	74
Other rentals and landing fees	125	120	104	104	99
Aircraft fuel	39	83	68	263	260
Commissions and passenger related expenses	37	45	46	12	10
Depreciation and amortization	63	44	16	10	9
Other	135	156	146	140	126
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	-	-	-	(105)	138
Impairment and aircraft retirement costs	4	23	-	-	-
Total operating expenses	$1,355	$1,375	$1,300	$1,679	$1,882

	Years Ended December 31,
	2009	2008	2007	2006	2005
Operating expenses per available seat mile (in cents):
Salaries, wages and benefits	3.12	2.98	2.97	2.43	2.34
Aircraft rentals	1.68	1.74	2.10	4.68	4.85
Ground handling services	1.29	1.31	1.46	1.53	1.62
Aircraft maintenance, materials and repairs	1.36	1.26	1.36	0.61	0.56
Other rentals and landing fees	0.98	0.97	0.89	0.76	0.75
Aircraft fuel	0.31	0.67	0.58	1.93	1.96
Commissions and passenger related expense	0.29	0.37	0.39	0.09	0.07
Depreciation and amortization	0.49	0.36	0.14	0.07	0.07
Other	1.07	1.26	1.24	1.03	0.95
Provision for (decreases) increases in losses associated with bankruptcy filings of Northwest and Mesaba	-	-	-	(0.77)	1.04
Impairment and aircraft retirement costs	0.03	0.18	-	-	-
Total operating expenses	10.62	11.10	11.13	12.36	14.21

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

Our results of operations improved substantially in 2009 as compared to 2008.  Our consolidated operating income improved by $35.1 million in 2009 as compared to 2008.  As more fully discussed below under “Results of Operations,” these improvements came about through, among other things, the full implementation of our new capacity purchase agreements with Delta and Continental, a significant decrease in the cost of fuel incurred by Colgan’s pro-rate operations, and the restructuring of Colgan’s pro-rate operations.  Partially offsetting these improvements was a decline in unit revenue in Colgan’s pro-rate operations, and increased labor and maintenance costs throughout our operations.  Our net income in 2009 is also substantially increased as a result of our settlement with the Internal Revenue Service related to their review of our tax filings for 2003, 2004, and 2005.  We recorded a nonrecurring increase in net income of $15.4 million from this settlement.

In addition to improvements in our operating and net income, we completed a number of transactions during 2009 to increase our liquidity in advance of the date that holders of our remaining outstanding 3.25% senior convertible notes (the “Notes”) could require us to repurchase them.  Holders of the Notes had an option on February 15, 2010 (the “Put Date”) to require us to repurchase the then outstanding Notes for the par amount plus accrued interest.  Because of this impending obligation in February 2010, during 2009 we focused on increasing our liquidity and reducing the amount of the Notes outstanding through secondary market repurchases.  During the third quarter of 2009, we completed a $25 million term loan collateralized by our spare rotable and expendable aircraft parts inventory and certain spare engines (the “Spare Parts Loan”).  In addition, we entered into a settlement agreement (the “ARS Settlement”) with the financial institution that sold us our portfolio of auction rate securities (“ARS”).  The ARS Settlement increased our cash balance by approximately $27 million. As a result of these transactions and positive operating cash flow of $105.6 million during 2009, we substantially increased our liquidity position.  We used this increase in liquidity to repurchase $12 million par amount of the Notes in the first quarter of 2009 and approximately $78 million par amount of the Notes during the third quarter of 2009.  Approximately $31 million par amount of the Notes remained outstanding as of December 31, 2009.

In addition, we received a federal income tax refund in late February 2010 totaling approximately $38 million related to our 2009 federal income tax return.  Receipt of this refund further enhanced our liquidity position.  In January 2010, we completed a $10 million short-term credit facility collateralized by our federal income tax receivable.  This facility was designed to increase our working capital until we received our 2009 tax refund.  We repaid the facility in late February upon receipt of our tax refund.

Finally, in January 2010, we modified a financial covenant to maintain a certain level of unrestricted cash and cash equivalents contained in our Spare Parts Loan to lower the minimum requirement to $22.5 million for the first quarter of 2010 (for additional information regarding this minimum cash requirement test, please refer to Note 7 of our consolidated financial statements, which are contained in Item 8 of this Form 10-K).  As a result of these accomplishments, we had sufficient resources to repay the remaining outstanding $31.0 million par amount of Notes on the Put Date and meet our minimum cash requirement test.  As of February 16, 2010, and after repurchase of the Notes, we had consolidated unrestricted cash and cash equivalents of approximately $60 million, and we believe our liquidity will be adequate to fund our operations and meet our financial covenants for the foreseeable future.

There are several open disputed contractual issues, primarily related to our CRJ-200 ASA, between Delta and us.  Some of these issues date back to 2007, and we have been in discussions with Delta since that time in an attempt to reach resolution.  The current status of each issue is discussed in greater detail below.

First, Delta has challenged a one-time adjustment to our block hour, cycle and fixed payment rates under our CRJ-200 ASA that was to become effective January 1, 2006.  Niether party has ever applied a rate increase or rate decrease related to this provision under the CRJ-200 ASA, and we have received payments from Delta since 2006 as if there were no adjustment under this provision of the CRJ-200 ASA.  Based on the objection notice we received from Delta in 2007, the impact of Delta’s assertion could be a cumulative adjustment of as much as $11.0 million for 2006 through 2009, and a rate decrease of approximately $3.0 million annually until the next contractually scheduled rate adjustment on January 1, 2013.  We believe the rate adjustment, were it applicable, would result in an increase in our rates.  The parties have agreed to arbitrate this dispute if we are unable to successfully resolve this matter through further negotiation.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook (Continued)

Second, during 2009, Delta also disputed its obligation to fully reimburse us for aviation insurance premiums related to our Delta Connection operations.  During the second quarter of 2009, Delta requested that we exit the Delta aviation insurance program and independently source our own aviation insurance.  Effective July 1, 2009, we obtained our own independent insurance program at a cost significantly higher than what we were allocated by Delta under the Delta insurance program.  Delta has asserted that it is not obligated to reimburse the full costs of aviation insurance obtained under our independent insurance program related to our Delta Connection operations.  Since July, Delta has failed to reimburse us for $3.4 million of aviation insurance premiums related to our Delta Connection operations.  During the fourth quarter of 2009, we concluded that we did not meet the accounting standards to recognize future unreimbursed insurance premiums as revenue until we reach conclusion of this matter with Delta, and we did not recognize $1.7 million of unreimbursed insurance costs.  We firmly believe that our operating agreements with Delta require full reimbursement of our actual aviation insurance premiums related to Delta Connection operations, and we are evaluating our potential remedies related to this dispute.  We continue to discuss this matter with Delta, and we believe that the parties will resolve this issue in the near future.  To the extent that we are unable to successfully resolve this matter through discussion, we may be forced to take legal action to protect our contractual rights under our agreements with Delta.

Additionally, during 2009 Delta asserted that it may materially alter the payments related to the ground handling of our flights in the majority of the airports where we operate under our CRJ-200 ASA, resulting in a decrease in our annual operating income of approximately $1.1 million (subject to fluctuation based on changes in the level of our operations and the cities where we fly under the CRJ-200 ASA).  In August 2009, Delta began to apply its interpretation of ground handling to the monthly payments that Pinnacle received, resulting in a net reduction of payments to Pinnacle of approximately $0.4 million for August through December 2009.  In addition, Delta asserted that Pinnacle owed Delta a retroactive payment related to this ground handling issue of approximately $4 million.  In early 2010, in connection with the tentative settlement of several items, we tentatively agreed to accept Delta’s treatment of ground handling costs without any retroactive application prior to August 1, 2009.  We expect this change to reduce our operating income by approximately $1.1 million in 2010.

In connection with the resolution of our ground handling dispute, we also tentatively agreed to stipulate the amount owed to Delta under a provision of the CRJ-200 ASA associated with the sharing of Pinnacle’s overhead upon the establishment of a certain level of operations outside of the CRJ-200 ASA.  Under our tentative agreement, Delta will receive a rate reduction of $2.0 million for 2010 and $2.5 million for 2011, and $2.5 million for 2012 to satisfy this provision.  The parties also tentatively settled an outstanding dispute related to the change in aircraft livery of Pinnacle’s CRJ-200 fleet by Delta agreeing to reimburse us for these costs.  Finally, as part of the tentative agreement, Delta agreed to modify the payment terms of some of our airport related costs under certain circumstances, which will provide us some limited protection in the event that Delta asks us to operate in different markets in the future.  These matters, as well as resolution of our ground handling issue noted above, are subject to the execution of a binding written agreement, which the parties are in the process of preparing; however, no assurances can be given that additional modification to these and other arrangements will not occur in order to settle these matters with Delta.

Our pro-rate operations, which account for approximately 18% of our consolidated revenue, are susceptible to changes in passenger demand and fuel price volatility.  We took a number of steps during late 2008 and early 2009 to eliminate unprofitable markets, reduce costs, and increase revenue in our remaining pro-rate markets.  These steps and lower fuel prices have returned our pro-rate operations to profitability during 2009.  However, the airline industry is experiencing the effects of the current recessionary environment in the United States.  Industry passenger revenue declined dramatically during 2009, and our pro-rate operations were negatively affected by this drop.  While industry analysts forecast a recovery in passenger demand during 2010, we cannot predict whether there will be an increase in fares associated with our pro-rate operations in 2010.   In addition, in connection with the US Airways announcement of proposed reductions in service at LaGuardia, we discontinued our pro-rate operations at LaGuardia in early January 2010, reducing our operations under our US Airways agreement by four aircraft.  We are currently evaluating other markets and may enter new markets later in 2010.  If we do not identify profitable replacement markets for these aircraft, then our pro-rate revenue and profitability in 2010 will be materially affected by this reduction. Further, our pro-rate operations are still susceptible to seasonal demand fluctuations, with passenger demand materially weaker during the fourth and first quarter of each year as compared to the seasonally high demand we typically experience in the second and third quarters of each year.  Similar to prior years, we do not expect to earn a significant amount of operating income from our pro-rate operations during the first quarter of 2010.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook (Continued)

During the fourth quarter of 2009, we relocated Colgan’s headquarters from Manassas, Virginia to Memphis, Tennessee.  We believe that relocating Colgan’s leadership team and system operations control center to our corporate headquarters will enhance the financial and operational performance of Colgan long-term due to a lower cost of living and the sharing of operational and safety “best practices” between Pinnacle and Colgan.  In addition, we are negotiating with state and local authorities to obtain certain long-term incentives that will help offset the cost of relocating Colgan’s headquarters.  We incurred approximately $1.1 million of costs associated with this move during 2009, and expect to incur additional costs of approximately $0.1 million during the first quarter of 2010.

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

Throughout 2009 we have been positioning ourselves for additional profitable growth opportunities in 2010 and beyond.  In early 2009 we agreed with Continental to expand our Continental CPA by acquiring 15 Q400 aircraft from August 2010 through April 2011.  We also acquired an additional 15 Q400 options from the aircraft manufacturer, thereby increasing the total remaining number of our Q400 options to 30.  These options, if exercised, provide for the delivery of 15 Q400s in 2011 and the remaining 15 in 2013.  The Q400 aircraft has become a very competitive product within the regional airline industry.  The purchase price of the Q400 is significantly less than that of comparably sized regional jets, and the Q400 uses up to 30% less fuel.  As a result, we can offer our airline partners a large, passenger-friendly regional aircraft with a lower operating cost than that of similarly sized regional jets.

In addition to growing Colgan with the Q400 aircraft, we are positioning ourselves to capitalize on long-term opportunities to increase the number of regional jets that we operate at Pinnacle.  Capacity purchase agreements for over 400 50-seat regional jet aircraft at our competitors are set to expire between now and 2015.  While many of these regional jets will likely no longer operate within the networks of the major U.S. airlines, we believe some of these contracts will be renewed or offered to other regional airlines and some will be replaced with larger regional jets.  We intend to actively compete to obtain profitable regional jet flying during this period of transition within the industry, and we believe our history of strong operating performance with a competitive cost structure will position us to succeed.  Our capacity purchase contracts do not begin to expire until December 2017.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following represents our results of operations, by segment and consolidated, for the year ended December 31, 2009.  A discussion of our results of operations as compared to the same periods in 2008 and 2007 follows.

	Year Ended December 31, 2009
	Pinnacle	Colgan	Consolidated
	(in thousands)
Operating revenues
Regional airline services	$609,098	$227,151	$836,249
Other	8,839	420	9,259
Total operating revenues	617,937	227,571	845,508

Operating expenses
Salaries, wages and benefits	168,049	56,965	225,014
Aircraft rentals	116,768	3,980	120,748
Ground handling services	81,161	12,021	93,182
Aircraft maintenance, materials and repairs	59,630	38,445	98,075
Other rentals and landing fees	50,293	20,484	70,777
Aircraft fuel	-	22,110	22,110
Commissions and passenger related expense	3,818	17,101	20,919
Depreciation and amortization	20,247	15,152	35,399
Other	57,878	18,717	76,595
Impairment and aircraft retirement charges	-	1,980	1,980
Total operating expenses	557,844	206,955	764,799

Operating income	60,093	20,616	80,709

Operating margin	9.7%	9.1%	9.5%

Nonoperating income (expense)
Interest income			1,947
Interest expense			(44,862)
Investment gain			3,877
Miscellaneous income, net			567
Total nonoperating expense			(38,471)
Income before income taxes			42,238
Income tax expense			(382)
Net income			$41,856

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the year ended December 31, 2009 compared to the same periods in 2008 and 2007.  The acquisition of Colgan was completed on January 18, 2007 and Colgan’s 2007 data includes the period from the acquisition date through December 31, 2007, which represents approximately 94% of that year.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations

Consolidated

	Years Ended December 31,
	2009	% Change 2009 -2008	2008 (Restated)	% Change 2008 - 2007		2007 (Restated)
Total operating revenue	$845,508	(2)%	$864,785	10%		$787,374
Total operating expenses	764,799	(7)%	819,178	11%		734,963
Operating income	80,709	77%	45,607	(13	) %	52,411
Operating margin	9.5%		5.3%			6.7%

Total nonoperating expense	(38,471)	(29)%	(54,196)	540%		(8,462)

Income (loss) before income taxes	42,238	(592)%	(8,589)	(120	) %	43,949
Income tax expense	(382)	(84)%	(2,408)	(82	) %	(13,526)
Net income (loss)	$41,856	(481)%	$(10,997)	(136	) %	$30,423

2009 Compared to 2008

The following summarizes the nonrecurring items affecting our results for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009		2008
	Pre-tax	After Tax	Pre-tax	After Tax
Impairment and aircraft retirement charges	$1,980	$1,219	$13,548	$8,688
Excess of property insurance proceeds over cost basis of aircraft	(835)	(514)	-	-
Net investment (gain) loss	(3,877)	(3,713)	16,800	16,091
Ineffective portion of hedge	1,424	877	-	-
Reversal of interest on tax reserves	(2,926)	(1,843)	-	-
Gain on debt extinguishment	(1,856)	(1,118)	-	-
IRS settlement	-	(13,551)	-	-
Total nonrecurring (gains) charges	$(6,090)	$(18,643)	$30,348	$24,779

Several nonrecurring items affected both operating and nonoperating expense in 2009.  During 2009, we recorded a net increase to operating expense related to $2.0 million ($1.2 million net of tax) of return costs associated with the retirement of our Beech 1900 aircraft fleet, partially offset by the $0.8 million ($0.5 million net of tax) excess of insurance proceeds received over the cost basis of an aircraft that was destroyed.  These items cumulatively reduced operating income by $1.2 million for the year ended December 31, 2009.

During 2009, we recorded a net nonoperating gain of $3.9 million ($3.7 million net of tax) primarily related to the sale of our auction rate securities (“ARS”) portfolio.  Our net income for 2009 also includes net nonoperating gains of $0.2 million associated with the repurchase of certain indebtedness in the first quarter of 2009 and hedge losses associated with one Q400 aircraft that was destroyed.  Our net income for the year ended December 31, 2009 was also increased by $15.4 million related to our settlement with the Internal Revenue Service on its examination of our federal tax returns for the tax years 2003 through 2005.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations (Continued)

During 2008, we recorded charges of $13.5 million ($8.7 million net of tax) related to the impairment of Colgan’s goodwill and certain charges necessary to retire several of Colgan’s aircraft associated with its pro-rate operations.  In addition, during 2008, we recorded an impairment charge of $16.8 million ($16.4 million net of tax) to write down the value of our portfolio of auction rate securities to fair value.

Operating Revenues

Operating revenue of $845.5 million for the year ended December 31, 2009 decreased $19.3 million, or 2%, compared to 2008.  Changes in our capacity purchase related operating revenue are primarily caused by changes in our operating fleet size and aircraft utilization.  Changes in our pro-rate related operating revenue are primarily caused by a reduction in the scope of our pro-rate operations that we undertook in the fall of 2008, and by changes in the average load factor, average passenger fare, and average incentive payments we receive from our partners and under our Essential Air Service agreements.  These changes are discussed in greater detail within our segmented results of operations.

Operating Expenses

Operating expenses decreased by $54.4 million, or 7%, as compared to 2008, primarily due to the decrease in fuel expense and gallons consumed at our Colgan subsidiary, along with the impairment of Colgan’s goodwill and other intangible assets during 2008.  This change and others are discussed in greater detail within our segmented results of operations.

Nonoperating Expense

Net nonoperating expense of $38.5 million for the year ended December 31, 2009 decreased by approximately $15.7 million as compared to 2008.  The decrease is primarily related to the previously discussed $3.9 million net investment gain, as compared to the $16.8 million ARS impairment charge recorded during 2008.  Interest expense increased slightly, primarily related to the addition of CRJ-900 and Q400 aircraft to our fleet throughout 2008, offset by the reversal of interest on tax reserves, as previously discussed, and by a reduction in interest expense on our senior convertible notes as a result of the repurchase and retirement of the majority of those obligations during 2009.  The overall decrease was offset by a decrease in interest income of $4.9 million due to the decrease in interest rates on our ARS portfolio, as well as the sale of our ARS portfolio in August 2009.

Income Tax Expense

For the year ended December 31, 2009, we recorded income tax expense of $0.4 million.  As previously discussed, we recently reached settlement with the IRS regarding our examination for tax years 2003 through 2005. The IRS had proposed a number of adjustments to our returns totaling approximately $35.0 million of additional tax, plus accrued interest and penalties on these proposed adjustments.  We agreed to pay approximately $3 million of additional income tax and accrued interest in settlement of all open tax matters for the years examined.  As a result, we recorded a reduction to income tax expense of $13.6 million to reduce our accrued income tax reserves pursuant to the settlement.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations (Continued)

2008 Compared to 2007

Operating Revenue

Operating revenue of $864.8 million for the year ended December 31, 2008 increased $77.4 million, or 10%, over the year ended December 31, 2007.  This increase was primarily related to an increase in our capacity purchase revenue.  During 2008, we added 15 Q400 aircraft and 17 CRJ-900 aircraft, including seven CRJ-900 aircraft owned by Delta and operated by us on a temporary basis, to our operating fleet.   This was partially offset by a 7% decrease in the average number of CRJ-200 aircraft we operate under our CRJ-200 ASA.  Our pro-rate revenue increased slightly as a result of a 12% increase in average fare, offset by an 8% decrease in passengers.  These changes are discussed in greater detail within our segmented results of operations.

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

Nonoperating Expense

Net nonoperating expense of $54.2 million for the year ended December 31, 2008 increased by approximately $45.7 million over net nonoperating expense of $8.5 million during 2007.  This increase is attributable to the $28.6 million increase in interest expense, primarily related to the financing of the CRJ-900 and Q400 aircraft, the majority of which were delivered and financed during 2008.  Interest income decreased by $4.7 million, due to a lower average invested balance throughout 2008 as compared to 2007.  In addition, we recorded a $16.8 million impairment charge related to the decline in the fair values of our ARS portfolio.  Net nonoperating expense for the year ended December 31, 2007 was affected by a $4.1 million loss related to the sale of our remaining Northwest unsecured claim.

Income Tax Expense

For the year ended December 31, 2008, our income tax expense decreased by $11.1 million, primarily related to the decrease in pre-tax income as compared to 2007.  Partially offsetting the decline of income tax expense is the valuation allowance we recorded against the tax benefit related to the $16.8 million ARS impairment charge. This valuation allowance was recorded because the loss cannot offset ordinary income, and we expect no capital gains during the carryforward period of this loss.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations (Continued)

Pinnacle Operating Statistics

	Years Ended December 31,
	2009	% Change 2009 - 2008	2008		% Change 2008 - 2007		2007
Revenue passengers (in thousands)	10,771	4%	10,393		4%		9,996
Revenue passenger miles (“RPMs”) (in thousands)	4,640,392	(4)%	4,844,526		5%		4,620,861
Available seat miles (“ASMs”) (in thousands)	6,108,609	(3)%	6,320,269		5%		6,004,680
Passenger load factor	76.0%	(0.7) pts.	76.7%		(0.3) pts.		77.0%
Operating revenue per ASM (in cents)	10.12	4%	9.70		(2)%		9.91
Operating cost per ASM (in cents)	9.13	3%	8.85		(1)%		8.95
Operating revenue per block hour	$1,449	5%	$1,384		2%		$1,355
Operating cost per block hour	$1,308	4%	$1,263		3%		$1,224
Block hours	426,432	(4)%	442,911		1%		438,988
Departures	273,077	2%	267,893		1%		265,418
Average daily utilization (block hours)	8.58	(2)%	8.75		1%		8.73
Average stage length (miles)	426	(7)%	460		1%		455
Number of operating aircraft (end of period)
CRJ-200	126	2%	124		(9	) %	137
CRJ-900	16	(11)%	18	(1)	1,700%		1
Employees (end of period)	3,675	(13)%	4,204		5%		4,008
(1)
On October 1, 2008, we entered into an agreement with Delta to operate on a short-term basis seven additional CRJ-900 aircraft (the “Temporary Aircraft”).  The Temporary Aircraft were returned in early 2009.

Pinnacle Operating Revenues

	Years Ended December 31,
	2009	% Change 2009 - 2008	2008	% Change 2008 - 2007	2007
Operating Revenues
Regional airline services
CRJ-200	$540,939	(5)%	$569,020	(2)%	$583,591
CRJ-900	68,159	94%	35,146	2,268%	1,484
Other	8,839	(1)%	8,923	(10)%	9,894
Total operating revenues	$617,937	1%	$613,089	3%	$594,969

2009 Compared to 2008

Regional Airline Services

For the year ended December 31, 2009, revenue earned under our CRJ-200 ASA of $540.9 million decreased by $28.1 million, or 5%, compared to 2008. Revenue earned under our CRJ-200 ASA was reduced by the return of 13 CRJ-200 aircraft throughout 2008 pursuant to the terms of our CRJ-200 ASA.  During the year ended December 31, 2009, we operated 3% fewer average CRJ-200 aircraft than 2008.  Compounding the reduction in our operating fleet size, we experienced declines in aircraft utilization.  As a result of both the reduction in our CRJ-200 fleet size and the decline in aircraft utilization, volume based revenue decreased by $22.3 million, or 6%, during 2009, as compared to 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations (Continued)

We recorded $8.9 million less in departure based revenue during 2009, as compared to 2008, as a result of  a dispute with Delta over the amount that we earn for each departure under the CRJ-200 ASA.  Delta asserted that it has the right under the CRJ-200 ASA to reduce both the revenue we receive and the cost we pay for ground handling services in certain cities where Delta or its designee provides ground handling services to us.  During 2009, Delta began to compensate us according to its interpretation of the CRJ-200 ASA.  As a result, the revenue we received for the year ended December 31, 2009, related to certain ground handling services was reduced by approximately $8.9 million, and our related ground handling costs were reduced by $8.1 million, with the resulting net effect of a reduction of operating income of approximately $0.8 million.

Lastly, a change in other reimbursable expenses caused revenue to increase by $1.2 million, for the year ended December 31, 2009, as compared to 2008.  Pursuant to the terms of our CRJ-200 ASA with Delta, we are reimbursed with margin for certain operational costs.  These costs include certain maintenance costs, aircraft rentals, passenger liability and hull insurance, property taxes, fuel, ground handling at CRJ-200 ASA service cities, and landing fees at Detroit Metropolitan Wayne County Airport (“DTW”).  To the extent that these reimbursable costs increase or decline, we experience a corresponding increase or decline in revenue.  Revenue from reimbursable expenses increased by $5.8 million related to heavy maintenance checks, $1.6 million related to increased deicing expense, $3.8 million related to increased insurance expenses, and $0.6 million related to other maintenance expense.  These increases were offset by a decrease of $4.1 million related to reduced property taxes, $2.6 million related to reduced engine maintenance expense, and $3.9 million related to reduced aircraft rental expense.

Revenue earned under the CRJ-900 DCA was $68.2 million for the year ended December 31, 2009, an increase of $33.0 million, or 94%, as compared to 2008.  During the year ended December 31, 2009, on average we operated 86% more CRJ-900 aircraft than in 2008.

Other Revenue

Other revenue decreased $0.8 million, or 1%, for the year ended December 31, 2009, as compared to 2008.  This decrease was primarily related to a decline in revenue earned from providing baggage handling services to Delta at its Memphis hub, offset by an increase in third party ground handling revenue related to new third party ground handling contracts that we entered into during 2009.

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

Revenue earned under our CRJ-900 DCA was approximately $35.1 million for the year ended December 31, 2008.  As of December 31, 2008, we operated 18 CRJ-900 aircraft under our CRJ-900 DCA, seven of which were operated on a short-term basis until the Company’s seven remaining permanent aircraft entered service.  We took delivery of three CRJ-900 aircraft in late December 2008 that were placed into service in January 2009.  During the year ended December 31, 2007, we operated one CRJ-900 for one month under the CRJ-900 DCA.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations (Continued)

Other Revenue

Other revenue decreased $1.0 million, or 10%, for the year ended December 31, 2008, as compared to 2007.  This decrease is primarily related to a decrease in the amount of ground handling we provided to third party vendors, including Northwest, during 2008.

Pinnacle Operating Expenses

	Years Ended December 31,
	2009	% Change 2009 - 2008	2008	% Change 2008 - 2007	2007
Operating expenses
Salaries, wages and benefits	$168,049	2%	$164,775	10%	$150,205
Aircraft rentals	116,768	(3)%	120,932	(7)%	130,181
Ground handling services	81,161	(3)%	83,336	(1)%	84,215
Aircraft maintenance, materials and repairs	59,630	21%	49,238	0%	49,047
Other rentals and landing fees	50,293	(5)%	52,994	8%	49,005
Commissions and passenger related expense	3,818	(38)%	6,160	11%	5,545
Depreciation and amortization	20,247	52%	13,346	190%	4,609
Other	57,878	(16)%	68,691	6%	64,698
Total operating expenses	557,844	(0)%	559,472	4%	537,505

Operating income	$60,093	12%	$53,617	(7)%	$57,464

Operating margin	9.7%	1.0 pts.	8.7%	(1.0) pts.	9.7%

2009 Compared to 2008

Salaries, wages and benefits increased by $3.3 million, or 2%, for the year ended December 31, 2009 as compared to 2008.  This increase is largely attributable to rising health care and insurance costs, which increased approximately $3.8 million in 2009, as compared to 2008.  Wages increased slightly, as wage rates increased for existing employees, while headcount decreased, primarily related to reductions in ground handling personnel in stations where we performed our own ground handling functions under the CRJ-200 ASA.  The reduction in ground handling personnel occurred as a result of Delta reassigning ground handling functions to itself or its designees.  Wage rate increases were also offset by a $1.4 million reduction in the matching contribution of Pinnacle’s non-pilot 401(k) plan.  During 2009, the matching contribution was temporarily suspended.

Aircraft rental expense decreased $4.2 million, or 3%, for the year ended December 31, 2009 as compared to 2008.  This decrease relates to a decrease of 3% in the average number of CRJ-200 aircraft, which are leased from Delta, operated during 2009 as compared to 2008.  As previously discussed, aircraft rentals are reimbursable expenses under our CRJ-200 ASA, and as a result of the fewer average number of CRJ-200 aircraft in our fleet, revenue under our CRJ-200 ASA decreased by $3.9 million for the year ended December 31, 2009.

Ground handling services decreased by $2.2 million, or 3%, during the year ended December 31, 2009, as compared to 2008.  Although this change is nominal, there were large changes in the mix of reimbursed and unreimbursed ground handling expense.  These changes caused significant decreases in regional airlines services revenue.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations (Continued)

Aircraft maintenance, materials and repairs expenses increased $10.4 million, or 21%, for the year ended December 31, 2009 as compared to 2008.  This increase is attributable to additional maintenance related to the aging of our CRJ-200 fleet as the majority of our CRJ-200 aircraft are no longer covered under warranty.  We are also incurring additional maintenance expense on our CRJ-200 fleet for specific maintenance programs and upgrades recommended by the manufacturer associated with engine fan blade replacement and adjustments to the motor controlling deployment of the wing flaps.

Commissions and passenger related expense decreased by $2.3 million, or 38%, for the year ended December 31, 2009 as compared to 2008.  This is primarily related to the decrease in the number of airport locations we staff under our CRJ-200 ASA.  As a result, we do not incur the same level of passenger related expenses, as these costs are included in the ground handing rates that we pay Delta or its designated ground handler.

Depreciation and amortization expense increased by $6.9 million for the year ended December 31, 2009 as compared to the same period in 2008.  This is primarily related to depreciation on our fleet of CRJ-900 aircraft, the majority of which were added to our fleet throughout 2008.

Other expense decreased by $10.8 million, or 16%, for the year ended December 31, 2009 as compared to 2008.  Effective July 1, 2009, we are no longer participating in Delta’s insurance program.  The rates for our new coverage are significantly higher than those of our previous coverage, which caused an increase in insurance expense of $6.2 million.  These insurance costs are reimbursed with margin by Delta.  Offsetting this increase is a decrease in other expenses primarily related to decreases in costs related to crew training and other crew related expenses.  As previously discussed, we are experiencing low levels of attrition within our flight crews and are not currently hiring or training new crew members and as a result, flight crew related costs and training decreased by $9.8 million for the year ended December 31, 2009.  In addition, property tax expense decreased by $2.7 million due to a reduced assessment in the state of Tennessee.  Property tax is also reimbursed with margin by Delta.  The remainder of the decrease is attributable to the fleet expansion expenses we incurred in 2008 as we were bringing the CRJ-900 operations online, a decrease in professional services costs related to our new systems implementation project in 2008, and a decrease in station related costs as several stations formerly operated by Pinnacle are now operated by Delta or its designees.

2008 Compared to 2007

Salaries, wages and benefits increased by $14.6 million and 10% for the year ended December 31, 2008, as compared to 2007.  These increases were due primarily to the 5% increase in the average number of employees, coupled with wage rate and benefit increases for existing employees.  The increase in the number of employees is related to our planned increases to support our new CRJ-900 DCA operations.  Additionally, due to a significant decline in pilot attrition in 2008, we experienced an accumulation of additional flight crews above the target level necessary for our operations.  Because our agreements with flight crew employees include a guaranteed minimum number of paid hours, we have experienced a decline in pilot and flight attendant productivity as we pay salaries and wages in excess of the actual hours worked such that those employees are paid the guaranteed minimum. To address the accumulation of excess flight crews, we have suspended our recruiting efforts until attrition allows our staff levels to return to target levels.  Also contributing to an increase in salaries, wages and benefits is a $1.7 million, or 15%, increase in our health insurance costs as a result of an increase in average employee claims.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations (Continued)

Ground handling services decreased $0.9 million, or 1%, during the year ended December 31, 2008 as compared to 2007.  Ground handling expenses decreased by $4.1 million, or 5%, due to the 5% decrease in CRJ-200 departures.  Offsetting this decrease is a $3.2 million increase in deicing expense primarily related to severe weather during 2008.  Under our CRJ-200 ASA, deicing expenses are reimbursable costs, and as such, increased our CRJ-200 ASA revenue by $3.5 million for the year ended December 31, 2008.

Aircraft maintenance, materials and repairs expenses increased by $0.2 million and 0% for the year ended December 31, 2008 as compared to 2007.  Underlying this small change are more significant changes in the mix of reimbursed and unreimbursed maintenance costs on the CRJ-200 aircraft.  To the extent that we experience an increase in unreimbursed maintenance costs, we receive no additional revenue to offset the increases.  For the year ended December 31, 2008, reimbursable maintenance expenses decreased by $9.5 million, whereas non-reimbursable maintenance expenses increased by $9.0 million.  The $9.5 million reduction in reimbursed expenses results in a corresponding $10.3 million decline in our CRJ-200 ASA revenue as we also earn margin on the expenses.  These non-reimbursable increases are attributable to additional maintenance related to the aging of our CRJ-200 fleet.

Other rentals and landing fees increased $4.0 million, or 8%, during the year ended December 31, 2008 as compared to 2007.  These increases primarily relate to rate increases for landing fees in certain markets, the most significant increase being at DTW, which increased $2.5 million.  Pursuant to the terms of our CRJ-200 ASA with Delta, DTW landings fees are reimbursable under our CRJ-200 ASA, and thus caused increases of $2.8 million in revenue under our CRJ-200 ASA for the year ended December 31, 2008.  The additional increase is related to landing fees associated with our CRJ-900 DCA operations.

Depreciation and amortization expense increased by $8.7 million for the year ended December 31, 2008.  This is primarily related to $7.3 million of depreciation on CRJ-900 aircraft added during 2008.

Other expense increased by $4.0 million, or 6%, for the year ended December 31, 2008.  This increase primarily relates to increased pilot training and crew travel expenses related to our new operations with Delta.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations (Continued)

Colgan Operating Statistics

	Years Ended December 31,
	2009	% Change 2009 - 2008	2008	% Change 2008 – 2007	2007
Pro-rate Agreements:
Revenue passengers (in thousands)	1,169	(15)%	1,380	(8)%	1,498
RPMs (in thousands)	203,848	(18)%	249,520	(10)%	277,326
ASMs (in thousands)	456,664	(18)%	558,389	(7)%	599,402
Passenger load factor	44.6%	(0.1)pts.	44.7%	(1.6)pts.	46.3%
Passenger yield (in cents)	75.56	(4)%	78.94	14%	69.27
Operating revenue per ASM (in cents)	33.73	(4)%	35.28	10%	32.05
Operating revenue per block hour	$1,692	(1)%	$1,716	13%	$1,517
Block hours	91,023	(21)%	114,816	(9)%	126,675
Departures	79,866	(18)%	97,174	(9)%	107,171
Fuel consumption (in thousands of gallons)	10,994	(26)%	14,761	(12)%	16,797
Average price per gallon	$2.01	(40)%	$3.35	48%	$2.27
Average fare	$132	(8)%	$143	12%	$128

Capacity Purchase Agreement:
Revenue passengers (in thousands)	1,533	33%	1,153	N/A	-
RPMs (in thousands)	437,221	34%	326,627	N/A	-
ASMs (in thousands)	638,821	27%	501,832	N/A	-
Passenger load factor	68.4%	3.3 pts.	65.1%	N/A	-
Operating revenue per ASM (in cents)	11.45	5%	10.86	N/A	-
Operating revenue per block hour	$1,551	8%	$1,432	N/A	-
Block hours	47,143	24%	38,074	N/A	-
Departures	30,702	26%	24,461	N/A	-

Total Colgan:
Block hours	138,166	(10)%		152,890	21%	126,675
Departures	110,568	(9)%		121,635	13%	107,171
ASMs (in thousands)	1,095,485	3%		1,060,221	77%	599,402
Total operating cost per ASM (in cents)	18.89	(23)%		24.50	(26)%	32.94
Total operating cost per ASM (in cents) (excluding impairment and aircraft retirement costs)	18.71	(19)%		23.22	(30)%	32.94
Total operating cost per block hour	$1,498	(12)%		$1,699	9%	$1,559
Total operating cost per block hour (excluding impairment and aircraft retirement costs)	$1,484	(8)%		$1,610	3%	$1,559
Average daily utilization (block hours)	7.84	(0	) %	7.86	7%	7.32
Average stage length (miles)	223	(2)%		228	34%	170
Number of operating aircraft (end of period)
Saab 340	34	0%		34	(15)%	40
Beech 1900	-	(100)%		2	(71)%	7
Q400	14	(7)%		15	N/A	-
Employees	1,307	(1)%		1,324	10%	1,202

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations (Continued)

Colgan Operating Revenue

	Years Ended December 31,
	2009	% Change 2009 - 2008	2008	% Change 2008 - 2007	2007
Operating Revenues
Regional airline services
Pro-rate and EAS	$154,026	(22)%	$196,982	(3)%	$192,104
Capacity purchase agreement	73,125	34%	54,511	N/A	-
Other	420	107%	203	(33)%	301
Total operating revenues	$227,571	(10)%	$251,696	31%	$192,405

2009 Compared to 2008

Total operating revenue for the year ended December 31, 2009 of $227.6 million decreased by $24.1 million, or 10%, from 2008.  The primary reason for this decrease is the decrease in our pro-rate operations, which is partially offset by an increase in revenue earned under our Continental CPA.

Revenue earned under our pro-rate and Essential Air Service (“EAS”) agreements decreased by $43.0 million, or 22%, for the year ended December 31, 2009.  This decrease is attributable to a decrease in pro-rate ASMs of 18% as compared to 2008, which resulted from the retirement of seven of our Saab and Beech aircraft in conjunction with eliminating certain markets within our pro-rate agreements.  In addition, we experienced a decrease of 4% in revenue per available seat mile in our remaining markets during 2009, which was primarily attributable to decreases in average fares.

Revenue under our Continental CPA for the year ended December 31, 2009 increased by $18.6 million, or 34%, due to changes in our Q400 aircraft fleet.  The average number of Q400 aircraft in our fleet during the year ended December 31, 2009 increased by 35% as compared to 2008.  The Q400 aircraft were added to our fleet primarily in the first half of 2008.  In addition, CPA revenue during the year ended December 31, 2008 was negatively affected by performance penalties incurred as we were introducing the new fleet.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations (Continued)

Colgan Operating Expenses

	Years Ended December 31,
	2009	% Change 2009 - 2008		2008	% Change 2008- 2007	2007
Operating expenses
Salaries, wages and benefits	$56,965	3%		$55,196	21%	$45,562
Aircraft rentals	3,980	(48)%		7,627	(10)%	8,480
Ground handling services	12,021	(8)%		13,023	8%	12,091
Aircraft maintenance, materials and repairs	38,445	(13	) %	44,123	9%	40,614
Other rentals and landing fees	20,484	11%		18,411	85%	9,951
Aircraft fuel	22,110	(55)%		49,450	30%	38,122
Commissions and passenger related expense	17,101	(18)%		20,865	3%	20,195
Depreciation and amortization	15,152	15%		13,172	183%	4,656
Other	18,717	(23)%		24,291	37%	17,787
Impairment and aircraft retirement costs	1,980	(85	) %	13,548	100%	-
Total operating expenses	206,955	(20	) %	259,706	32%	197,458

Operating income (loss)	$20,616	(357)%		$(8,010)	59%	$(5,053)

Operating margin	9.1%	12.3 pts.		(3.2)%	(0.6) pts.	(2.6)%

Salaries, wages and benefits increased by $1.8 million, or 3%, for the year ended December 31, 2009 as compared to 2008.  This increase is largely attributable to increased health care and insurance costs, which increased by approximately $0.5 million in 2009, as compared to 2008.  Additionally, a number of relocated Colgan employees received additional compensation as part of the Colgan headquarters relocation from Manassas, Virginia to Memphis.  The remaining increase relates to an increase in wage rates for existing employees.

Aircraft rentals decreased by $3.6 million, or 48%, for the year ended December 31, 2009.  This decrease is attributable to the return of eight leased Saab and Beech aircraft.

Ground handling services decreased by $1.0 million, or 8%, for the year ended December 31, 2009, as compared to 2008.  This was primarily attributable to the decrease in departures in our pro-rate operations.  The increase in our Q400 operations had no effect on ground handling services expense, as ground handling services associated with our Q400 operations are provided by Continental at no cost under the Continental CPA.

Aircraft maintenance, materials and repairs expenses decreased by $5.7 million, or 13%, for the year ended December 31, 2009 as compared to 2008.  This decrease is related to the removal of seven Saab and Beech aircraft from our pro-rate fleet.  These aircraft were out of warranty and required more maintenance expense than our new fleet of Q400 aircraft, which are currently covered under warranty.

Other rentals and landing fees increased by $2.1 million, or 11%, as compared to the same period in 2008.  Landing fees associated with our pro-rate operations decreased by $5.2 million related to the overall decrease in our pro-rate operations.  Landing fees associated with the Continental CPA increased by $7.1 million as a result of changes in Q400 fleet size, along with the fact that we are now serving markets with significantly higher landing fee rates, such as Newark/Liberty International Airport.  Landing fees associated with our Continental CPA are fully reimbursed by Continental.  Most airports in our network have also increased their rates as a result of an overall reduction in industry-wide capacity.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations (Continued)

Aircraft fuel expense decreased by $27.3 million, or 55%, for the year ended December 31, 2009 as compared to 2008.  This decline is primarily related to the decrease in the average price of fuel.  Colgan’s average price paid per gallon decreased 40% during the year ended December 31, 2009, as compared to 2008.  In addition, gallons consumed decreased by 26% for the year ended December 31, 2009, due to the retirement of several of our Saab and Beech aircraft in conjunction with the elimination of certain markets operated under pro-rate agreements.  Aircraft fuel associated with our Q400 operations is provided at no cost under the Continental CPA.

Commissions and passenger related expenses decreased by $3.8 million, or 18%, for the year ended December 31, 2009 as compared to 2008.  This is primarily attributable to the 15% decrease in passengers carried by our pro-rate operations.

Depreciation and amortization expense increased by $2.0 million, or 15%, for the year ended December 31, 2009, as compared to the same period in 2008.  This is primarily related to changes in the Q400 aircraft fleet size.  The Q400 aircraft were added to our fleet throughout 2008.  However, during the year ended December 31, 2009, we operated one fewer aircraft than the same period in the previous year.

Other expenses decreased by $5.6 million, or 23%, for the year ended December 31, 2009, as compared to the same period in 2008.  This decrease is primarily related to decreases in costs related to crew training and other crew related expenses.  This was related to low levels of flight crew attrition, which reduced levels of training as experienced flight crews are retained.  In contrast, we incurred significant training costs during the first half of 2008 as we were introducing the Q400 fleet.  As a result, flight crew related costs decreased by $5.0 million for the year ended December 31, 2009.  The remaining decrease is attributable to the fleet expansion expenses we incurred in 2008 as we were bringing the Q400 operations online.  Offsetting these decreases is an increase in insurance expense of $1.1 million.  As previously discussed, effective July 1, 2009, we obtained new insurance coverage with significantly higher rates.

Impairment and aircraft retirement charges of $2.0 million for the year ended December 31, 2009 related to certain maintenance costs necessary to restore certain Saab and Beech aircraft to a condition suitable for return to the lessor or for sale.  In the year ended December 31, 2008, impairment and aircraft retirement charges of $13.6 million primarily related to the impairment of Colgan’s goodwill.

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

Consolidated and Segmented Results of Operations (Continued)

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

Aircraft fuel expense increased $11.3 million, or 30%, for the year ended December 31, 2008.  This increase is primarily related to the 48% year-over-year increase in the average price per gallon of fuel.  Offsetting this increase in fuel price was a 12% decrease in gallons consumed for the year ended December 31, 2008 as a result of a 9% decrease in our pro-rate block hours due to the retirement of 11 of our Saab and Beech aircraft.

Depreciation and amortization expense increased by $8.5 million for the year ended December 31, 2008.  This is primarily related to $7.2 million of depreciation expense related to the new Q400 aircraft.

Other expenses increased by $6.5 million, or 37%, during the year ended December 31, 2008, as compared to 2007.  This increase primarily relates to increased crew travel expense primarily due to our new Continental Q400 operations.

Impairment of goodwill and aircraft retirement costs increased by $13.5 million.  During 2008, we recorded a $10.5 million impairment charge related to Colgan’s goodwill and certain intangible assets.  In addition, we recorded $3.0 million for aircraft retirement costs related to several of our Saab and Beech aircraft.  For more information, refer to Note 14, Impairment of Goodwill and Aircraft Retirement Costs, in Item 8 of this Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

We generate cash primarily by providing regional airline and related services to our code-share partners and passengers.  As of December 31, 2009, we had cash and cash equivalents of $91.6 million.  Net cash provided by operations was $105.6 million for the year ended December 31, 2009.  This included a 2008 federal income tax refund of approximately $33 million that we received on April 1, 2009. We do not anticipate making federal income tax payments in 2010 due to the accelerated depreciation recognized for tax purposes related to our newly acquired CRJ-900 and Q400 aircraft, and we received a federal tax refund of approximately $38 million in late February 2010 related to the 2009 tax year.

Contractual obligations. The following chart details our debt and lease obligations at December 31, 2009 (in thousands):

	Payments Due by Period

	2010	2011	2012	2013	2014	Thereafter	Total

Senior convertible notes(1)	$30,979	$-	$-	$-	$-	$-	$30,979
Debt	38,112	42,027	54,308	35,491	36,556	355,762	562,256
Interest payments on debt	32,783	30,055	27,339	24,207	22,234	96,910	233,528
Capital leases	1,869	1,336	986	116	-	-	4,307
Operating leases(2)	133,406	130,412	128,897	118,110	117,339	351,984	980,148
Purchase obligations	173,663	123,310	4,861	649	643	1,875	305,001
Total contractual cash obligations(3)	$410,812	$327,140	$216,391	$178,573	$176,772	$806,531	$2,116,219

(1)
During 2009, we repurchased $90,021 par amount of our $121,000 3.25% senior convertible notes due 2025.  The remaining Notes were repurchased in February 2010.  As of February 16, 2010, no par amount of Notes remain outstanding.

(2)
The amounts noted above for operating leases include $904,704 of obligations for CRJ-200 aircraft leased from Delta.  We are reimbursed by Delta in full for CRJ-200 aircraft rental expense under the CRJ-200 ASA.  For a more detailed discussion of operating leases, refer to Note 9 in Item 8 of this Form 10-K.

(3)
The table above excludes an approximate $300 million accident liability related to Flight 3407, recorded in other liabilities, as discussed in  Note 16, Commitments and Contingencies, in Item 8 of this Form 10-K.  This liability is offset in its entirety by a receivable, recorded in other assets, which the Company expects to receive from insurance carriers as claims are resolved.

On January 13, 2010, we entered into a short-term loan agreement with a bank for $10.0 million (the “Bridge Loan”).  The Bridge Loan was secured by our 2009 federal income tax refund and had an effective interest rate of 4.5%, and matures on April 1, 2010.  The Bridge Loan was designed to temporarily provide us with additional working capital until we received our 2009 federal income tax refund.  We repaid the Bridge Loan in full upon receipt of our 2009 federal income tax refund in late February 2010.

In August 2009, we entered into a Purchase and Release Agreement (the “ARS Settlement Agreement”) with the financial institution that originally sold us the ARS portfolio.  Pursuant to the terms of the ARS Settlement Agreement, the institution purchased our ARS portfolio at a discount to par plus accrued interest.  In addition, the institution granted us three-year options to repurchase all or a portion of the ARS from the institution at the same discount to par that the institution paid to us under the ARS Settlement Agreement (the “ARS Call Options”).  We used the majority of the proceeds to repay a margin loan facility that the institution had previously provided to us in response to the failure of the ARS market (the “Credit Facility”).  After repayment of the Credit Facility, we received approximately $27 million from the ARS Settlement.  Our ARS Call Options were valued at $2.7 million at December 31, 2009.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (Continued)

In July 2009, we completed a three-year term loan financing for $25 million (the “Spare Parts Loan”).  The Spare Parts Loan is secured by our pool of spare repairable, rotable and expendable parts and certain aircraft engines.  The interest rate for the Spare Parts Loan is a variable rate, which is indexed to LIBOR (subject to a floor) and was 8.5% as of December 31, 2009. The Spare Parts Loan requires that we maintain a minimum liquidity level at the end of every month and at specified times preceding the maturity date or call date of certain other indebtedness. The Spare Parts Loan also has standard provisions relating to our obligation to timely repay the indebtedness and maintenance of the collateral base relative to the outstanding principal amount of the borrowing.  On January 13, 2010, we amended the Spare Parts Loan to reduce the required minimum liquidity level on four specific dates during the first quarter of 2010.  Amounts outstanding under the Spare Parts Loan were $24.2 million as of December 31, 2009.

In February 2005, we issued $121.0 million principal amount of our 3.25% senior convertible notes due 2025.  The Notes bear interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year.  The Notes are convertible into a combination of cash and common stock at a conversion price of approximately $13.22.  The Notes are convertible in any quarter subsequent to a quarter in which the closing price of our common stock exceeds $15.86 for 20 of the last 30 trading days.  This condition was not met during the year ended December 31, 2009, and consequently the Notes were not convertible by the holders during 2009 or the first quarter of 2010 while they were still outstanding.  On February 15, 2010, the holders of the Notes exercised their option to require us to purchase all of the remaining outstanding Notes for cash at a purchase price equal to 100% of their principal amount plus accrued interest.  As a result, the entire remaining carrying amount of the Notes is classified as a current liability on our consolidated balance sheet as of December 31, 2009.  On February 16, 2010, we repurchased the remaining outstanding Notes.

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

In April 2007, Delta assigned to us its rights to purchase 16 CRJ-900 aircraft from Bombardier, Inc.  As of December 31, 2009, we had accepted delivery of all 16 of these aircraft.  Under the CRJ-900 DCA, Delta has the right to require us to purchase and operate an additional seven CRJ-900 aircraft.

We are required to make pre-delivery payments to Bombardier for the 15 firm Q400 aircraft that we have on order.  These payments began in January 2009 and will continue through October 2010.  Approximately 85% of the remaining pre-delivery payments to be made in 2010 will be financed under a pre-delivery payment financing facility provided by Export Development Canada (“EDC”).  The remaining 15% or approximately $5 million will be funded through our internal capital resources.  This unfinanced portion of our pre-delivery payment requirements is scheduled to be paid in the second quarter of 2010.  The interest rate associated with this pre-delivery payment facility is indexed to LIBOR, and was 3.43% as of December 31, 2009.  The outstanding balance of these borrowings as of December 31, 2009 was $6.9 million.  As each aircraft is delivered to us, we repay the associated borrowings.

Upon delivery of our CRJ-900 and Q400 aircraft, we obtained long-term financing, ranging from 10 to 15 years, for 85% of the aircraft purchase price, the balance of which was $513.5 million at December 31, 2009.  We have also obtained a commitment from EDC to finance 85% of the purchase price of the 15 Q400 aircraft on order upon the delivery of each aircraft.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (Continued)

Additionally, during 2009, we reached a settlement agreement with the Internal Revenue Service (the “Service”) concerning their examination of our federal income tax returns for 2003, 2004, and 2005.  The Service had initially proposed a number of adjustments to the Company’s returns totaling approximately $35 million of additional tax, plus accrued interest and penalties on these proposed adjustments.  We agreed to pay approximately $3 million of additional income tax and accrued interest in settlement of all open tax matters for these years.  We paid this settlement amount during the second quarter of 2009.  With this agreement, the Service completed its examination of our federal tax filings for 2003, 2004 and 2005.

Operating activities. Net cash provided by operating activities was $105.6 million during the year ended December 31, 2009.  This is primarily attributable to the approximately $33 million tax refund we received in April 2009, and due to approximately $73 million in cash generated from our operations.  Net cash provided by operating activities was $28.8 million during the year ended December 31, 2008.  This was due primarily to the $29.3 million in hedge related payments made during 2008, offset by cash primarily generated from regional airline service operations of $58.1 million.

Net cash provided by operating activities was $277.2 million during the year ended December 31, 2007.  This was due primarily to the approximately $311 million of proceeds received from the assignment of our Northwest claims. In January 2007, we assigned an aggregate of approximately $335 million of our $377.5 million stipulated unsecured claim against Northwest to several third parties for aggregate proceeds of approximately $283 million, net of expenses.  In June 2007, we assigned the remaining $42.5 million of our claim for proceeds of $27.7 million.  The majority of these claim proceeds were recorded as deferred revenue on our balance sheet.  Our claim assignment proceeds were offset by income tax payments associated with the claim assignments of $110 million.  In addition, our recurring airlines operations provided operating cash flow of approximately $76.2 million.

Investing activities.  Net cash provided by investing activities for the year ended December 31, 2009 was $24.2 million.  This was primarily attributable to proceeds received from certain ARS redemptions at par by the issuers, proceeds from the ARS Settlement, and net proceeds from exercises of a portion of the ARS Call Options totaling $29.1 million.  In addition, we received net insurance proceeds of $3.6 million.  These amounts were offset by $8.4 million in cash purchases of property and equipment.

We expect non-aircraft cash capital expenditures for 2010 to be approximately $8 to $10 million. We expect to fund the non-aircraft capital expenditures with existing cash resources and cash flows generated from our operations.

Net cash provided by investing activities for the year ended December 31, 2008 was $20.4 million.  This was primarily attributable to net proceeds from the sale of ARS of $53.2 million, offset by $31.9 million in net cash purchases of property and equipment, primarily consisting of flight equipment.

Cash used in investing activities for the year ended December 31, 2007 was $221.9 million.  This was primarily attributable to net purchases of short-term investments in marketable debt securities of $114.2 million, $74.1 million in pre-delivery payments for the Q400 and CRJ-900 aircraft and net purchases of property and equipment of $25.3 million, primarily consisting of the unfinanced portion of aircraft purchases.  In addition, the acquisition of Colgan decreased cash by $8.3 million, net of cash acquired.

Financing activities. Net cash used in financing activities for the year ended December 31, 2009 totaled $107.8 million.  This was primarily related to $83.9 million used to repurchase a portion of the Company’s Notes, $12.9 million repaid on credit facilities and $34.2 million of principal payments on other debt obligations.  These debt payments were offset by the $24.8 million proceeds received related to the Spare Parts Loan.

Net cash used in financing activities for the year ended December 31, 2008 totaled $6.5 million.  During 2008, we received $101.8 million in debt proceeds, primarily related to the $90.0 million Credit Facility.  This was offset by $84.8 million of principal payments on debt obligations, $20.0 million used to repurchase our Series A Preferred Shares from Northwest, and $3.5 million used in other financing activities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (Continued)

Cash used in financing activities for the year ended December 31, 2007 totaled $29.3 million.  During 2007, we received $68.0 million in debt proceeds, primarily related to the pre-delivery payment financing facilities for our Q400 and CRJ-900 aircraft.  This was offset by $30.9 million of principal payments on debt obligations.  In addition, we purchased $68.2 million of treasury shares as part of our share repurchase program.

Guarantees and indemnifications.  We had $3.1 million and $5.4 million invested in demand deposit accounts and in other similar instruments at December 31, 2009 and 2008, respectively.  These deposit accounts are used as collateral for standby letter of credit facilities that we maintain for various vendors.  As of December 31, 2009 and 2008, we had $2.9 million and $3.0 million of standby letters of credit outstanding, respectively.

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

Revenue Recognition

Nature of Estimates Required:  Passenger and ground handling revenues are recognized when service is provided. Under our contract and pro-rate flying agreements with our code-share partners, revenue is considered earned when the flight is completed.  Additionally, our operating agreements include the ability to earn incentive revenue.  The calculation of these revenues involves the use of estimates that can be subject to differing analysis of the related operating metrics or interpretation of the related contractual provisions.  In some instances, uncertainty exists as to the party responsible for causing a negative effect on the relevant operating metric.  Our revenues could be affected by several factors, including changes to the code-share agreements, contract modifications resulting from contract renegotiations and our ability to earn incentive payments contemplated under applicable agreements.  Also, in the event we have a reimbursement dispute with a major partner at a quarterly or annual financial statement date due to matters such as differing interpretations of the underlying operating agreement, we evaluate the dispute under our established revenue recognition criteria and, provided the revenue recognition criteria have been met, we recognize revenue for that period based on our estimate of the resolution of the dispute.  Accordingly, we are required to exercise judgment and use assumptions in the application of our revenue recognition policy.

Assumptions and Approach Used: Our operating revenues are calculated based on our interpretation of the underlying code-share agreements and our analysis of the related operating metrics.

Effect if Different Assumptions Used: While in practice these kinds of discrepancies are typically quickly resolved with our partners (usually within the following month), should our interpretation of the agreement or analysis of the relevant operating metrics differ materially from those of our code-share partners and our interpretations fail to prevail, our revenue could be materially understated or overstated.  For example and as previously discussed in the Overview portion of this Item, we are currently in discussions with Delta regarding certain disputed contractual items in both our ASA and DCA.  One of these issues, for example, includes Delta’s challenge to our interpretation of a one-time adjustment to our block hour, cycle and fixed payment rates that was to become effective January 1, 2006.  Based on the objection notice we received from Delta in 2007, the impact of Delta’s assertion could be a cumulative adjustment of as much as $11.0 million from 2006 through 2009, and a rate decrease of approximately $3.0 million annually until the next contractually scheduled rate adjustment on January 1, 2013.

Fair Value of Investments

Nature of Estimates Required:  Our investment portfolio previously consisted primarily of ARS.  During 2009, we reached an agreement to sell our portfolio of ARS to the financial institution that had originally sold the ARS to us.  The ARS Settlement provides that for a period of three years from the date of the ARS Settlement, we shall have the right to repurchase all or a portion of the ARS at the same discount to par the bank paid to us under the ARS Settlement.  We determined the fair value of the ARS Call Options to be $2.7 million at December 31, 2009.  The ARS Call Options are classified as investments on the Company’s consolidated balance sheet as of December 31, 2009.

As described in Note 6 of Item 8 of this Form 10-K, we have categorized the fair value for these assets as Level 3 financial instruments, which are those with little to no observable inputs or market data, which require the reporting entity to develop its own assumptions to use in the determination of fair value.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Accounting Policies and Critical Estimates (Continued)

Assumptions and Approach Used: We determined the fair value of our ARS Call Options utilizing the assistance of a third-party valuation specialist.  For each of our ARS Call Options, a discounted cash flow (“DCF”) analysis was prepared to determine the estimated fair value as of December 31, 2009.  The model considered potential changes in yields for securities with similar characteristics to the underlying ARS and evaluated possible future refinancing opportunities for the issuers of the ARS.  The likelihood of future refinancing opportunities was determined based upon a comparison of projected rates to be paid by issuers assuming auctions continue to fail versus projected rates under various refinancing scenarios, based upon different assumptions about the path of future interest rates.  The analysis then assessed the likelihood that the options would be exercisable as a result of the underlying ARS being redeemed or traded in a secondary market at an amount greater than the exercise price prior to the end of the option term.

Based on the results of this assessment, we record any change in the fair values of the ARS Call Options as a mark to market adjustment in the statement of operations.

Effect if Different Assumptions Used:  Had we used different DCF assumptions, particularly with respect to the projected path of future yields on the underlying ARS portfolio or similar securities, the value of the ARS Call Options could have been materially different than the value recorded at year-end.

Goodwill and Other Long-Lived Assets

Goodwill

Nature of Estimates Required: We perform an impairment test of our Pinnacle reporting unit on an annual basis and, if certain events or circumstances indicate that it is more likely than not that an impairment loss may have been incurred, on an interim basis. The scheduled annual impairment test date for our goodwill is October 1.

Factors considered important when determining the impairment of goodwill include items affecting the cash flows of the reporting segment; significant changes in the underlying business strategy or operational environment; material ongoing industry or economic trends; or other factors.  Any changes in the key assumptions about the business and its prospects, or changes in market conditions or other externalities could result in an impairment charge.

At October 1, 2009, we performed the annual required impairment test of our goodwill.  The test resulted in no impairment charge.

Assumptions and Approach Used:  Our cash flow estimates are based on our best estimate of future market and operating conditions. Our determination of a reporting unit’s fair value is based upon our perspective of industry trends, market rates and market transactions.  Other assumptions include the appropriate discount rate, which represents our weighted average cost of capital.  Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of our common stock and declines in our current or projected future net income.

Effect if Different Assumptions Used: If the results of these evaluations determined that impairment has occurred, an impairment charge could affect earnings by as much as the carrying value.  As of December 31, 2009, we had approximately $18.4 million in goodwill.  If the current economic market conditions further decline and if there is a prolonged period of weakness in the business environment and airline sector, our businesses may be adversely affected, which could result in future impairment of our goodwill.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Accounting Policies and Critical Estimates (Continued)

Long-lived Assets

Nature of Estimates Required:  Our long-lived assets consist of property and equipment and intangible assets.   Approximately 57% of our total assets are invested in property and equipment, which will continue to increase as we acquire additional aircraft to support our capacity purchase agreements with Continental.  We capitalize only those costs that meet the definition of capital assets under accounting standards. Accordingly, repair and maintenance costs that do not extend the useful life of an asset or are not part of the cost of acquiring the asset are expensed as incurred.  The depreciation of our property and equipment over their estimated useful lives and the determination of any salvage values requires management to make judgments about future events.

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

When appropriate, we evaluate our long-lived assets for impairment.  Factors that would indicate potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition, and cash flows associated with the use of the long-lived asset.   The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If the cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value.  When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for the entire group of assets to the carrying value of the same group of assets.  Asset groupings are typically done at the fleet or contract level.  We have not experienced any significant impairment of assets to be held and used. However, from time to time we make decisions to remove certain long-lived assets from service based on projections of reduced capacity needs, and those decisions may result in an impairment charge.  There were no material asset impairment charges recognized in 2009, 2008 or 2007.

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

Significant Accounting Policies and Critical Estimates (Continued)

Assumptions and Approach Used: Our fleet retirement reserve related to inventory is provided over the remaining useful life of the related aircraft, plus allowance for spare parts currently identified as excess.  Part of the calculation for this reserve is based on historical experience.  In addition, we may reserve for additional amounts when we deem parts as excess inventory.

Effect if Different Assumptions Used: As of December 31, 2009, our fleet retirement reserve related to our spare parts and supplies was approximately $4.7 million.  If we increase the reserve by 10%, the impact on pre-tax income is immaterial.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Because the majority of our contracts are capacity purchase agreements, our exposure to market risks such as commodity price risk (e.g., aircraft fuel prices) is primarily limited to our pro-rate operations, which comprise 18% of our consolidated revenues.  With our 2007 acquisition of Colgan and our contracts with Delta and Continental that include the purchase of aircraft, we are exposed to commodity price and interest rate risks as discussed below.

Commodity Price Risk

Our pro-rate operations include exposure to certain market risks primarily related to aircraft fuel, which recently has been extremely volatile.  Aviation fuel expense is a significant expense for any air carrier, and even marginal changes in the cost of fuel greatly affect a carrier’s profitability.  Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply.  While our capacity purchase agreements require that fuel be provided to us at no cost, thereby reducing our overall exposure to fuel price fluctuations, our pro-rate code-share agreements with Continental, US Airways, and United expose us to fuel price risk.  Slightly offsetting our fuel risk, our agreement with Continental provides for an adjustment to the pro-rate revenue we receive from Continental based on projected changes in fuel prices.  For the projected annualized fuel consumption related to these agreements, each ten percent change in the price of jet fuel amounts to an approximate $2.3 million change in annual fuel costs.

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

Investment income.  Our earnings are affected by fluctuations in interest rates due to the impact those changes have on the amount of interest income we earn from our investments, which primarily consist of taxable money market securities.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates on our interest income.  Based on our current balance of taxable money market securities, a 100 basis point change in interest rates would result in an increase or decrease in annual investment income of approximately $0.8 million.  See Note 6 in Item 8 of this Form 10-K for additional information.

Item 8.                      Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	57

Consolidated Statements of Operations	58
for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets	59
as of December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity	60
for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows	61
for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements	62

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pinnacle Airlines Corp.

We have audited the accompanying consolidated balance sheets of Pinnacle Airlines Corp. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Airlines Corp. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 of the consolidated financial statements, the consolidated financial statements have been adjusted for the retrospective application of ASC 470-20, Debt with Conversion and Other Options, which became effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pinnacle Airlines Corp.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

                                                                         /s/ ERNST & YOUNG LLP

Memphis, Tennessee
February 26, 2010

Pinnacle Airlines Corp.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2009	2008 (Restated)	2007 (Restated)
Operating revenues:
Regional airline services	$836,249	$855,659	$777,179
Other	9,259	9,126	10,195
Total operating revenues	845,508	864,785	787,374

Operating expenses:
Salaries, wages and benefits	225,014	219,971	195,767
Aircraft rentals	120,748	128,559	138,661
Ground handling services	93,182	96,359	96,306
Aircraft maintenance, materials and repairs	98,075	93,361	89,661
Other rentals and landing fees	70,777	71,405	58,956
Aircraft fuel	22,110	49,450	38,122
Commissions and passenger related expense	20,919	27,025	25,740
Depreciation and amortization	35,399	26,518	9,265
Other	76,595	92,982	82,485
Impairment and aircraft retirement costs	1,980	13,548	-
Total operating expenses	764,799	819,178	734,963

Operating income	80,709	45,607	52,411

Operating income as a percentage of operating revenues	9.5%	5.3%	6.7%

Nonoperating (expense) income:
Interest income	1,947	6,870	11,601
Interest expense	(44,862)	(44,547)	(15,941)
Investment gain (loss), net	3,877	(16,800)	-
Loss on sale of unsecured claim	-	-	(4,144)
Miscellaneous income, net	567	281	22
Total nonoperating expense	(38,471)	(54,196)	(8,462)

Income (loss) before income taxes	42,238	(8,589)	43,949
Income tax expense	(382)	(2,408)	(13,526)
Net income (loss)	$41,856	$(10,997)	$30,423

Basic earnings (loss) per share	$2.33	$(0.62)	$1.46
Diluted earnings (loss) per share	$2.31	$(0.62)	$1.32
Shares used in computing basic earnings (loss) per share	17,969	17,865	20,897
Shares used in computing diluted earnings (loss) per share	18,133	17,865	23,116

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2009	December 31, 2008
Assets		(Restated)
Current assets
Cash and cash equivalents	$91,574	$69,469
Restricted cash	3,115	5,417
Receivables, net of allowances of $213 in 2009 and $135 in 2008	34,518	31,619
Spare parts and supplies, net of allowances of $4,749 in 2009 and $4,213 in 2008	19,472	17,106
Prepaid expenses and other assets	3,508	8,160
Assets held for sale	-	2,786
Deferred income taxes, net of allowance	10,406	13,908
Income taxes receivable	40,803	31,117
Total current assets	203,396	179,582
Property and equipment
Flight equipment	756,815	721,499
Aircraft pre-delivery payments	12,049	5,721
Other property and equipment	48,710	46,218
Less accumulated depreciation	(86,501)	(53,507)
Net property and equipment	731,073	719,931
Investments	2,723	116,900
Deferred income taxes, net of allowance	-	40,847
Other assets, primarily insurance receivables	317,659	33,724
Debt issuance costs, net of amortization of $5,146 in 2009 and $3,911 in 2008	3,561	3,711
Goodwill	18,422	18,422
Intangible assets, net of amortization of $7,179 in 2009 and $5,180 in 2008	12,586	14,585
Total assets	$1,289,420	$1,127,702

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$36,085	$32,116
Bank line of credit	-	8,275
Senior convertible notes	30,596	10,754
Pre-delivery payment facility	2,027	4,075
Accounts payable	24,306	30,431
Deferred revenue	24,363	23,851
Accrued expenses and other current liabilities	60,610	74,669
Total current liabilities	177,987	184,171

Senior convertible notes	-	97,683
Noncurrent pre-delivery payment facility	4,910	-
Long-term debt, less current maturities	519,234	502,741
Credit facility	-	90,000
Deferred revenue, net of current portion	177,711	192,191
Deferred income taxes, net of allowance	13,532	-
Other liabilities	293,809	5,182

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 22,786,743 and 22,514,782 shares issued, respectively	228	225
Treasury stock, at cost, 4,450,092 shares	(68,152)	(68,152)
Additional paid-in capital	121,513	119,611
Accumulated other comprehensive loss	(14,431)	(17,173)
Retained earnings	63,079	21,223
Total stockholders’ equity	102,237	55,734
Total liabilities and stockholders’ equity	$1,289,420	$1,127,702

The accompanying notes are an integral part of these consolidated financial statements.

           Pinnacle Airlines Corp.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain/ (Loss)	Treasury Stock	Total
Balance, December 31, 2006	$221	$86,112	$10,648	$40	$-	$97,021
Impact of new convertible debt accounting standard	-	25,796	(8,351)	-	-	17,445
Comprehensive income:
Net income	-	-	30,423	-	-	30,423
Derivative instruments (cash flow hedge), net of tax of $6,016	-	-	-	(10,761)	-	(10,761)
Post-retirement actuarial gain, net of tax of $304	-	-	-	521	-	521
Total comprehensive income						20,183
Impact of adoption of FIN 48	-	-	(500)	-	-	(500)
Restricted stock issuance – 76,311 shares	1	(1)	-	-	-	-
Treasury stock repurchase – 4,450,092 shares	-	-	-	-	(68,152)	(68,152)
Exercise of stock options	2	2,896	-	-	-	2,898
Share-based compensation	-	2,158	-	-	-	2,158
Balance, December 31, 2007 (Restated)	224	116,961	32,220	(10,200)	(68,152)	71,053
Comprehensive income:
Net loss	-	-	(10,997)	-	-	(10,997)
Cash flow hedges:
Derivative instruments, net of tax of $5,377	-	-	-	(8,445)	-	(8,445)
Reclassification into earnings, net of tax of $814	-	-	-	1,454	-	1,454
Investments in ARS:
Unrealized loss on investments, net of tax of $709	-	-	-	(16,091)	-	(16,091)
Reclassification into earnings, net of tax of $709	-	-	-	16,091	-	16,091
Post-retirement actuarial gain, net of tax of $9	-	-	-	18	-	18
Total comprehensive loss						(17,970)
Restricted stock issuance – 108,962 shares	1	(1)	-	-	-	-
Exercise of stock options	-	49	-	-	-	49
Share-based compensation	-	2,602	-	-	-	2,602
Balance, December 31, 2008 (Restated)	225	119,611	21,223	(17,173)	(68,152)	55,734
Comprehensive income:
Net income	-	-	41,856	-	-	41,856
Cash flow hedges:
Reclassification into earnings, net of tax $1,702	-	-	-	2,894	-	2,894
Post-retirement actuarial gain, net of tax of $99	-	-	-	(152)	-	(152)
Investments in ARS:
Unrealized gain on investments, net of tax of $195				4,403		4,403
Reclassification into earnings, net of tax of $195				(4,403)		(4,403)
Total comprehensive income						44,598
Restricted stock issuance – 278,336 shares	3	(3)	-	-	-	-
Share-based compensation	-	2,427	-	-	-	2,427
Repurchase of a portion of 3.25% convertible notes, net of tax $337	-	(522)	-	-	-	(522)
Balance, December 31, 2009	$228	$121,513	$63,079	$(14,431)	$(68,152)	$102,237

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Consolidated Statements of Cash Flows
(in thousands, except share data)
	Years Ended December 31,
	2009	2008	2007
Operating activities		(Restated)	(Restated)
Net income (loss)	$41,856	$(10,997)	$30,423
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	41,121	31,289	11,162
Impairment charges	-	10,557	-
Investment (gain) loss	(3,877)	16,800	-
Interest accretion, net	6,447	9,709	8,520
Deferred income taxes	56,340	33,514	(102,591)
Recognition of deferred revenue	(24,422)	(24,696)	(23,052)
Other	7,587	6,177	6,494
Changes in operating assets and liabilities:
Restricted cash	2,302	(90)	(4,077)
Receivables	(2,899)	(512)	79,093
Prepaid expenses and other assets	(667)	4,461	(3,679)
Insurance proceeds	4,345	2,414	3,565
Spare parts and supplies	(3,594)	(2,835)	(1,846)
Income taxes receivable/payable	(9,687)	(33,493)	2,064
Accounts payable and accrued expenses	(328)	7,813	5,893
Change in uncertain income tax positions and related interest	(19,337)	-	-
Increase in deferred revenue	10,454	6,816	271,699
Hedge related payments	-	(29,288)	(1,310)
Other liabilities	-	1,167	(5,119)
Cash provided by operating activities	105,641	28,806	277,239
Investing activities
Purchases of property and equipment, net	(8,410)	(31,930)	(25,337)
Insurance proceeds related to property and equipment	3,576	-	-
Aircraft pre-delivery payments	-	(816)	(74,138)
Purchases of auction rate securities	-	(82,200)	(1,024,284)
Proceeds from auction rate securities redemptions and sales	29,058	135,350	910,134
Acquisition of Colgan Air, Inc. net of cash acquired	-	-	(8,267)
Cash provided by (used in) investing activities	24,224	20,404	(221,892)
Financing activities
Proceeds from debt	24,761	11,810	67,963
Payments on credit facilities	(12,875)	(66,712)	(9,857)
Repurchase of senior convertible notes	(83,870)	-	-
Payments on debt	(34,191)	(18,127)	(21,005)
Proceeds from line of credit	-	90,000	-
Purchase of Series A Preferred Share	-	(20,000)	-
Treasury shares repuchased	-	-	(68,152)
Other financing activites	(1,585)	(3,497)	1,784
Cash used in financing activities	(107,760)	(6,526)	(29,267)
Net increase in cash and cash equivalents	22,105	42,684	26,080
Cash and cash equivalents at beginning of period	69,469	26,785	705
Cash and cash equivalents at end of period	$91,574	$69,469	$26,785
Supplemental disclosure of cash flow information
Interest paid	$36,873	$24,736	$8,717
Income tax (refunds) payments, net	$(30,548)	$4,375	$113,871
Noncash investing and financing activities
Property and equipment acquired through the issuance of debt	$53,105	$466,535	$73,166
Debt retired with insurance proceeds	$15,424	$-	$-
Debt retired with auction rate securities proceeds	$90,000	$-	$-
Mark-to-market adjustment on derivative instruments	$-	$-	$16,777

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INDEX

1. Description of Business	10. Accrued Expenses and Other Current Liabilities
2. Significant Accounting Policies	11. Share-Based Compensation
3. Code-share Agreements with Partners	12. Other Expenses
4. Segment Reporting	13. Income Taxes
5. Earnings (Loss) Per Share	14. Impairment and Aircraft Retirement Costs
6. Investments and Fair Value Measurements	15. Colgan Acquisition
7. Borrowings	16. Commitments and Contingencies
8. Hedging	17. Quarterly Financial Data (Unaudited)
9. Leases

1.  Description of Business

        Pinnacle Airlines Corp. (“the Company”), through its wholly-owned subsidiaries, Pinnacle Airlines, Inc. (“Pinnacle”) and Colgan Air, Inc. (“Colgan”), operates the fourth largest independent regional airline in the United States. As of December 31, 2009, Pinnacle and Colgan offered scheduled passenger service with approximately 1,100 total daily departures to a combined 198 destinations.

All amounts contained in the notes to the consolidated financial statements are presented in thousands, with the exception of years, destinations, departures, per share amounts and number of aircraft.

In addition to the classes of stock presented on the face of the consolidated balance sheets, the Company’s capital structure includes 1,000 shares of preferred stock, par value $0.01 per share and 5,000 shares of Series common stock, par value $0.01 per share.  No shares are issued from either of these classes of stock.

In October 2008, two of the Company’s major customers, Northwest Airlines Corporation and Delta Air Lines, Inc., merged to form the world’s largest passenger airline.  The combined companies are referred to herein as “Delta.” Northwest Airlines Corporation and its subsidiaries as they existed prior to the merger are referred to herein as “Northwest.”

Pinnacle operates an all-regional jet fleet, and provides regional airline capacity to Delta at its hub airports in Atlanta, Detroit, Memphis, and Minneapolis/St. Paul.  At December 31, 2009, Pinnacle as a Delta Connection carrier operated 126 Canadair Regional Jet (“CRJ”)-200 aircraft with approximately 663 daily departures to 114 cities in 37 states and three Canadian provinces.  Pinnacle also operated a fleet of 16 CRJ-900 aircraft as a Delta Connection carrier with approximately 72 daily departures to 27 cities in 14 states, Belize, Mexico, Canada and U.S. Virgin Islands.

Colgan operates an all-turboprop fleet under a regional airline capacity purchase agreement with Continental Airlines, Inc. (“Continental”), and also under revenue pro-rate agreements with Continental, United Air Lines, Inc. (“United”) and US Airways Group, Inc. (“US Airways”).  Colgan’s operations are focused primarily in the northeastern United States and in Texas.  As of December 31, 2009, Colgan, through its pro-rate operations, offered 239 daily departures to 40 destinations in ten states and the District of Columbia.  Colgan operated under revenue pro-rate agreements 12 Saab 340 aircraft as Continental Connection from Continental’s hub airport in Houston, 12 Saab 340 aircraft as United Express at Washington/Dulles, and ten Saab 340 aircraft as US Airways Express, with hub locations at New York/LaGuardia and Boston.  Colgan operated under a capacity purchase agreement 14 Bombardier Q400 aircraft providing 90 daily departures to 17 cities in 11 states, the District of Columbia and two Canadian provinces for Continental at its global hub at Newark/Liberty International Airport.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

1.  Description of Business (Continued)

As shown in the following table, the Company’s operating aircraft fleet consisted of 142 CRJs and 48 turboprop aircraft at December 31, 2009.

Aircraft Type	Number of Aircraft Leased	Number of Aircraft Owned	Total Aircraft	Standard Seating Configuration	Average Age (in years)
CRJ-200	126	-	126	50	6.7
CRJ-900	-	16	16	76	1.5
Total regional jets	126	16	142
Saab 340	11(1)	23	34	34	18.4
Q400	-	14	14	74	1.8
Total turboprops	11	37	48
Total aircraft	137	53	190

(1)	In addition, for purposes of classification, two of the 11 leased aircraft were operated under capital leases. For further discussion, refer to Note 9, Leases.

2.  Significant Accounting Policies

(a) Basis of Presentation, Principles of Consolidation, Reclassification and Restatement

The Company’s consolidated financial statements include the accounts of Pinnacle Airlines Corp. and its wholly-owned subsidiaries, Pinnacle Airlines, Inc. and Colgan Air, Inc, with all intercompany transactions and balances having been eliminated.  Certain prior year amounts, all of which were considered immaterial, unless otherwise disclosed within the notes to the financial statements, have been reclassified to conform to current year classifications.  In addition, certain prior period amounts have been restated to conform to the provisions of a newly adopted accounting standard that affected the accounting treatment of the Company’s senior convertible notes.  See Note 7 for further discussion of this standard.  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

(b) Revenue Recognition

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

Under the Company’s Delta Connection Agreement (“CRJ-900 DCA”), the Company defers certain revenue, primarily related to maintenance.  For example, the Company receives monthly payments based on contractual rates per block hour for heavy maintenance activities not expected to be performed for at least a year.  To the extent that the ultimate maintenance costs incurred are less than amounts collected, the Company will refund to Delta the excess.  Conversely, the Company bears the risk that the maintenance costs incurred exceed the payments generated from the contractual rates.  The Company defers the revenue related to these maintenance deposits, and will recognize the revenue when it performs the underlying maintenance services.  Deferred revenue is included in the Company’s consolidated balance sheets, and includes revenue related to the sale of the Company’s bankruptcy claim against Northwest, which is described in detail in Note 3.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (Continued)

Because many of the Company’s expenses are reimbursable expenses, the Company’s major airline partners sometimes negotiate contracts on the Company’s behalf to reduce the reimbursable costs and maximize the economic benefits of an agreement.  For example, during 2008, Delta negotiated an engine maintenance agreement which included maintenance on CRJ-200 aircraft within the fleets of some of its subsidiaries as well as Pinnacle.  In situations where the Company’s major partner negotiates an agreement on the Company’s behalf such that the maintenance vendor is the primary obligor for the completion of the service, the Company’s revenue associated with these agreements is presented at the net amounts billed for reimbursement net of the related expense incurred.  Gross billings of $8,566 and $11,162 is presented net of expense of $7,881 and $10,269 in regional airline services revenue in the Company’s consolidated statement of operations for the years ended December 31, 2009 and 2008, respectively.  The Company earns margin on this revenue, which is presented gross.  For all other items, and except as described above, all revenue recognized under the Company’s capacity purchase contracts is presented at the gross amount billed for reimbursement.

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under the CRJ-900 DCA and Continental CPA is rental income, inasmuch as the agreements identify the code-share partner’s “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during 2009 and 2008 was $65,125 and $30,961, respectively, and has been included in regional airline services revenue on the Company’s consolidated statements of operations.

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

New Accounting Standard.  In September 2009, the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) reached final consensus on Issue 08-1, Revenue Arrangements with Multiple Deliverables, or Issue 08-1, which will update Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, Issue 08-1 requires enhanced disclosures in financial statements. Issue 08-1 is effective for revenue arrangements enter into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. The Company is currently evaluating the impact this Issue will have on its financial statements.

(c) Aircraft Maintenance and Repair Costs

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

(d) Capitalized Interest

The Company capitalizes interest on assets that require a period of time to acquire the asset and prepare them for their intended use.  The Company is currently capitalizing interest, as part of the asset’s cost, on its aircraft pre-delivery payments.  For the years ended December 31, 2009, 2008 and 2007, the Company recorded gross interest expense of $45,399, $46,539, and $20,629, respectively, of which $537, $1,992, and $4,688 was capitalized, respectively.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (Continued)

(e) Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash and have initial maturities of three months or less.

Restricted cash consists of demand deposit accounts and other similar instruments with various maturity dates, all less than one year, and are used as collateral for standby letter of credit facilities that the Company maintains for various vendors.  As of December 31, 2009 and 2008, the Company had restricted cash of $3,115 and $5,417, respectively.

 (f) Financial Instruments

Fair values of receivables and accounts payable approximate their carrying amounts due to the short period of time to maturity.

The Company invests excess cash balances into money market mutual funds collateralized by U.S. treasury securities. In addition, the Company invests a portion of its excess cash in overnight repurchase agreements collateralized by U.S. agency securities at the end of each business day. The agreements represent an unconditional obligation of banks to repay principal and repurchase securities on the next business day. The overnight investment balance was $11,559 and $1,695 at December 31, 2009 and 2008, respectively, and is included in cash and cash equivalents on the Company’s consolidated balance sheets.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are off-balance sheet, the majority of obligations to which they relate are reflected as liabilities in the consolidated balance sheet. Outstanding letters of credit totaled $2,856 and $3,024 at December 31, 2009 and 2008, respectively.

In February 2005, the Company completed a private placement of $121,000 principal amount of the Company’s 3.25% senior convertible notes due February 15, 2025 (the “Notes”).  The fair value of the $30,979 and $121,000 par amount of Notes still outstanding on December 31, 2009 and 2008, respectively, was $29,779 and $80,465, based on quoted market prices.  The Notes are normally classified as noncurrent liabilities, except as of the end of a period preceding the period when the Notes’ conversion option applies, or as of the end of a period preceding the period in which holders of the Notes have the right to cause the Company to repurchase the Notes, in which case the entire balance would be classified as a current liability.  As of December 31, 2009, the Company had an additional $555,319 of long-term notes payable, which had a fair value of $482,161.  For further discussion, see Note 7.

(g) Accounts Receivable and Related Reserve

The Company periodically evaluates and makes estimates of the collectability of its accounts receivable.  Generally, the reserve for bad debt is determined using the specific identification method.  The Company exercises judgment in assessing the realization of such receivables, and the Company’s policy is to continuously review the age and quality of its accounts receivable as one element of determining the approximate amount of revenue.  In accordance with this policy, the receivable reserve was $213 and $135 as of December 31, 2009 and 2008, respectively.

(h) Spare Parts and Supplies

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (Continued)

(i) Property and Equipment

Property and equipment, consisting primarily of aircraft, aircraft rotable spare parts and other property, are stated at cost, net of accumulated depreciation.  Expenditures for major renewals, modifications and improvements that extend the useful life of the asset are capitalized.  Property and equipment are depreciated to estimated residual values using the straight-line method over the estimated useful lives of the assets.  Depreciation of owned aircraft and aircraft rotable spares is determined by allocating the cost, net of estimated residual value, over the asset’s estimated useful life.  Depreciation of leased aircraft is determined by allocating the cost, net of estimated residual value, over the shorter of the asset’s useful life or the remaining lease terms of related aircraft.  Modifications that significantly enhance the operating performance and/or extend the useful lives of property and equipment are capitalized and amortized over the lesser of the remaining life of the asset or the lease term, as applicable.

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

Estimated useful lives and residual values for the Company’s property and equipment are as follows:

	Depreciable Method	Depreciable Life	Residual Value
Owned Aircraft
Regional jets	Straight–line	25 years	10%
Turboprops	Straight–line	15-25 years	8 - 10%
Aircraft rotables
Regional jets	Straight–line	25 years(1)	10 - 40%
Turboprops	Straight–line	15-25 years	8 - 10%
Ground service equipment	Straight–line	10 years	0%
Office equipment	Straight–line	10 years	0%
Software and computer equipment	Straight–line	3-7 years	0%
Leasehold improvements	Straight–line	2-17 years	0%
Vehicles	Straight–line	5 years	0%
_____________________
(1) Depreciation is determined by allocating the cost, net of estimated residual value, over the shorter of the asset’s useful life or the remaining lease terms of related aircraft, as applicable.

(j) Long-Lived and Intangible Assets

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

The following is a summary of the Company’s intangible assets:
	Gross Carrying Amount	Accumulated Amortization December 31, 2009	Carrying Value as of December 31, 2009	Amortization Expense Recognized during 2009	Estimated Annual Amortization Expense for 2010 - 2014
Contractual rights	$15,115	$(5,491)	$9,624	$1,203	$1,203
Code-share and EAS agreements	3,900	(1,138)	2,762	390	390
Airport slots	750	(550)	200	406	N/A1
Total	$19,765	$(7,179)	$12,586	$1,999	$1,593

(1) In early 2010, the Company sold its remaining airport slots to another party.

(k) Fair Value

                On January 1, 2008, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements.  This guidance defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements.  On January 1, 2009, the Company implemented the previously deferred provisions of this guidance for nonfinancial assets and liabilities recorded at fair value, as required.  The adoption of this new guidance did not materially affect the Company’s financial condition, results of operations, or cash flows.  For further discussion, see Note 6.

Effective June 30, 2009, the Company adopted new accounting guidance that extends the disclosure requirements regarding fair value of financial instruments to interim financial statements.  The adoption of this standard affects disclosures only and had no effect on the Company’s statement of operations, balance sheet, or statement of cash flows.  For further discussion, see Note 6.

 (l) Investments

The Company invests excess cash balances primarily in short-term money market instruments and overnight repurchase agreements.  Previously, the Company held auction rate securities (“ARS”), which prior to events that developed during the first quarter of 2008 that impaired the investments’ liquidity, met the Company’s stated investment policy.  Investments in marketable securities were classified as available-for-sale and presented at their estimated fair values based on quoted market prices for those securities.

Fair Value Measurements

The Company’s borrowings and investments are required to be measured at fair value on a recurring basis.  A fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, accounting guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  A description of the three-tier fair value hierarchy is as follows:

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

At December 31, 2009, the Company’s investment balance included its ARS Call Options, as discussed and defined in Note 6.  The ARS Call Options are reported at fair value, which is determined using a discounted cash flow model that assesses the likelihood that the underlying ARS may be redeemed at par or sold through a successful auction or in a secondary market prior to the end of the option term. At December 31, 2009, the fair value of the ARS Call Options was $2,723.  For further discussion, see Note 6.

(m) Goodwill

Goodwill represents the excess of the purchase price over the fair value of acquired net assets.  Goodwill in the amount of $22,449 was recorded in connection with Northwest’s acquisition of the Company in 1997.  Similarly, goodwill in the amount of $9,785 was recorded in connection with the 2007 acquisition of Colgan, all of which became impaired and was expensed during 2008.

Goodwill is reviewed at least annually for impairment by comparing the fair value of each of the Company’s reporting units with its carrying value.  The Company’s reporting units are Pinnacle and Colgan.  Fair value is determined using a discounted cash flow methodology and a market approach and includes management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures.  The Company performs its impairment test of each reporting unit’s goodwill on an annual basis at October 1 and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis as well.  The Company determined that its goodwill was not impaired as of December 31, 2009.  For additional information, see Note 14.

(n) Employee Health-Care Related Benefits and Accruals

The Company is self-insured for the majority of group health insurance costs, subject to specific retention levels.  Liabilities associated with the risks that are retained by the Company are not discounted.  The Company records a liability for health insurance claims based on its estimate of claims that have been incurred but are not yet reported to the Company by its plan administrator.  These estimates are largely based on historical claims experience and severity factors. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.  Additionally, the Company offers its pilots limited post-retirement health care benefits, which are accrued over the service periods.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (Continued)

(o) Defined Contribution Plans and Other Post-retirement Benefits

401(k) Plans

The Company maintains two 401(k) plans covering substantially all of its employees. Each year, participants may contribute a portion of their pre-tax annual compensation, subject to Internal Revenue Code limitations. The Company’s 401(k) plans also contain profit sharing provisions allowing the Company to make discretionary contributions for the benefit of all plan participants.  The Company made the following matching contributions:

	Years Ending December 31,
	2009	2008	2007
401(k) matching contributions	$1,331	$2,865	$2,743

Discretionary contributions	-	-	-

Retired Pilots’ Insurance Benefit Plan

The Company’s Pinnacle subsidiary provides its pilots with health and dental insurance benefits from their retirement age of 60 until they are eligible for Medicare coverage at age 65.  The Company is self-insured for these costs.

The estimated future net benefit payments will be immaterial to the Company’s financial results and cash flows.

(p) Segment Reporting

Generally accepted accounting principals require disclosures related to components of a company for which separate financial information is available to and evaluated regularly by the company’s chief operating decision maker when deciding how to allocate resources and in assessing performance.  As of December 31, 2009, the Company had two reportable segments consisting of Pinnacle and Colgan.  For additional information regarding the Company’s reportable segments, see Note 4.

(q) Use of Estimates

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

(r) Subsequent Events

Effective June 15, 2009, the Company adopted a new accounting standard related to subsequent events.  This standard established standards for accounting for and disclosing subsequent events (events that occur after the balance sheet date, but before financial statements are issued or are available to be issued).  Entities must now disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued.  The adoption of this standard did not have a material impact on the Company’s statement of operations or balance sheet.  For the year ended December 31, 2009, the Company has considered subsequent events through February 26, 2010, which is the date its consolidated financial statements were filed with the Securities and Exchange Commission on Form 10-K.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

3.  Code-share Agreements with Partners

The Company’s operating contracts fall under two categories: capacity purchase agreements and revenue pro-rate agreements.  The following is a summary of the percentage of regional airline services revenue attributable to each contract type and code-share partner for the year ended December 31, 2009.

	Percentage of Regional Airline Service Revenue
		Pro-Rate Agreements
Source of Revenue	Capacity Purchase Agreements	Standard	Modified	Total
Delta	73%	-	-	73%
Continental	9%	-	7%	16%
United	-	-	5%	5%
US Airways	-	4%	-	4%
Essential Air Service	-	-	2%	2%
Total	82%	4%	14%	100%

Capacity Purchase Agreements

The Company’s preferred contractual relationships with major airlines are structured as capacity purchase agreements (“CPAs”).  Under CPAs, major airline partners purchase the Company’s flying capacity by paying pre-determined rates for specified flying, regardless of the number of passengers on board or the amount of revenue collected from passengers.  These arrangements typically include incentive payments when the Company meets certain operational performance measures.  Additionally, certain operating costs such as fuel, aircraft rent or ownership costs, aviation insurance premiums, certain ground handling and airport related costs, and property taxes are reimbursed or paid for directly by the partner, which eliminates the Company’s risk associated with a change in the price of these goods or services.  The Company earns additional revenue for costs reimbursed by the partner due to the contractual margin or mark-up payments added to the reimbursed cost when the Company invoices its partner for reimbursement.  Conversely, while the Company bears no risk for the change in the prices of costs paid directly by the partner, the Company also earns no additional revenue related to the contractual margin added to reimbursed costs.

The Company currently operates under the following CPAs:

CRJ-200 ASA.  The Company, through its Pinnacle subsidiary, provides regional jet service to Delta under an amended and restated airline services agreement (the “CRJ-200 ASA”) that became effective as of January 1, 2007 and expires in December 2017.  At the end of its term in 2017, the CRJ-200 ASA automatically extends for additional five-year periods unless Delta provides notice to the Company two years prior to the termination date that it does not plan to extend the term.  The Company subleases its 126 CRJ-200 aircraft from Delta, and Delta reimburses the Company’s CRJ-200 aircraft rental expense in full under the terms of the CRJ-200 ASA.

CRJ-900 DCA.  On April 27, 2007, the Company entered into a ten-year CPA with Delta under which Pinnacle operates 16 CRJ-900 aircraft, each for ten years, as a Delta Connection Carrier (the “CRJ-900 DCA”).  Delta also has the option to add an additional seven CRJ-900 aircraft under the CRJ-900 DCA.  As of December 31, 2009, Pinnacle operated 16 CRJ-900 aircraft under the CRJ-900 DCA.

Continental CPA.  On February 5, 2007, the Company entered into a CPA (the “Continental CPA”), with Continental under which Colgan operates Q400 regional aircraft predominantly out of Continental’s hub at Newark/Liberty International Airport.  As of December 31, 2009 Colgan operated 14 Q400 aircraft, most of which were delivered and placed in service in the first half of 2008.  Each aircraft will be operated under the Continental CPA for a term of ten years from the date it was placed into service.  On January 13, 2009, the Company amended the Continental CPA to operate an additional 15 Q400 aircraft. The additional aircraft, which are scheduled to deliver on various dates between August 2010 and April 2011, will be placed into service for Continental beginning in September 2010.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

3.  Code-share Agreements with Partners (Continued)

Under its CPAs, the Company receives the following payments from the major airline:

Reimbursement payments:  The Company receives monthly reimbursements for certain expenses associated with CPA operations.  These vary by contract, but might include: basic aircraft and engine rentals; aviation liability, war risk and hull insurance; third-party deicing services; third-party engine and airframe maintenance; hub and maintenance facility rentals; passenger security costs; certain ground handling expenses; certain landing fees and property taxes.

The Company has no direct financial risk associated with cost fluctuations for these items because the Company is reimbursed by the major airline for the actual expenses incurred.  The CPAs provide that the major airline partner will supply certain supplies and services such as fuel and aircraft rent and ownership costs at no charge.  As a result, these items are not recorded in the Company’s consolidated statements of operations.

Payments based on pre-set rates:  Under CPAs, the Company is entitled to receive payments for each completed block hour and departure and a monthly fixed cost payment based on the size of its fleet.  These payments are designed to cover all of the Company’s expenses incurred with respect to CPA operations that are not covered by the reimbursement payments.  The substantial majority of these expenses relate to labor costs, ground handling costs in cities where the partner does not have ground handling operations, landing fees that are not otherwise specifically reimbursed, overhead and depreciation.

Margins, mark-up and incentive payments:  The Company receives from Delta monthly margin and mark-up payments related to the CRJ-200 ASA and the CRJ-900 DCA, respectively.  For example, the monthly margin payment for the Company’s CRJ-200 ASA is calculated based on a target operating margin of 8% on qualifying expenses.  The portion of any margin payments attributable to reimbursement payments will always be equal to the targeted operating margin for the relevant period.  However, since the margin pre-set rate payments are not based on the actual expenses incurred, if actual expenses differ from these payments, the actual operating margin on CRJ-200 operations could differ from target operating margin.  Under the CRJ-900 DCA, Pinnacle receives monthly mark-up payments calculated as a percentage of certain expenses.  Additionally, under the Continental CPA, Colgan is eligible for certain incentive payments, which are based upon its operating performance.

Deferred revenue:  After Northwest’s 2005 bankruptcy, the Company and Northwest entered into an Assumption and Claims Resolution Agreement (the “Assumption Agreement”) on December 15, 2006.  Under the Assumption Agreement, Northwest and the Company agreed that the Company would receive an allowed unsecured claim against Northwest in its bankruptcy proceedings.  The Company is recognizing $253,042, the fair value of its stipulated unsecured claim, over the 11-year term of the CRJ-200 ASA.  The Company expects to recognize non-cash CRJ-200 ASA-related revenue of $23,199 per year in the years 2010 – 2017.

Under the Company’s CRJ-900 DCA, the Company defers certain revenue primarily related to maintenance.  For example, the Company receives monthly payments based on contractual rates per departure and block hour for heavy maintenance activities not expected for at least a year.  To the extent that the ultimate maintenance costs incurred are less than amounts collected, the Company will refund to Delta the excess.  Conversely, the Company bears the risk that the maintenance costs incurred exceed the payments generated from the contractual rates.  The Company defers the revenue related to these maintenance deposits, and will recognize the revenue when it performs the underlying maintenance services.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

3.  Code-share Agreements with Partners (Continued)

The following table includes the deferred revenue components of the Company’s CRJ-200 ASA and CRJ-900 DCA with Delta:

	Balance at January 1, 2007	Additions During 2007	Amount Recognized in 2007	Additions During 2008	Amount Recognized in 2008	Additions During 2009	Amount Recognized in 2009	Balance at December 31, 2009
CRJ-200 ASA related, primarily from sale of bankruptcy claim	$-	$255,946	$(23,052)	$-	$(24,099)	$-	$(23,200)	$185,595
Contractual rights asset	(13,233)	-	1,203	-	1,203	-	1,203	(9,624)
CRJ-900 DCA related	-	1,028	-	6,816	(597)	10,454	(1,222)	16,479
Total	$(13,233)	$256,974	$(21,849)	$6,816	$(23,493)	$10,454	$(23,219)	$192,450

Disputes with Code-share Partner.  The Company and Delta are in disagreement over several contractual items, primarily related to the Company’s CRJ-200 ASA.  The Company is in discussions with Delta over the resolution of these matters, and the status of each item is discussed in further detail below.

One disputed item relates to a one-time adjustment to the Company’s block hour, cycle and fixed payment rates under the CRJ-200 ASA that was to become effective January 1, 2006.  Delta has asserted that the adjustment should have resulted in a significant decrease in the rates under the CRJ-200 ASA.  Based on the objection notice that the Company received from Delta in 2007, the impact of Delta’s assertion could be a cumulative adjustment of as much as $11,000 from 2006 through December 31, 2009, and a rate decrease of approximately $3,000 annually until the next contractually scheduled rate adjustment on January 1, 2013. The parties have agreed to arbitrate this dispute if they are unable to successfully resolve this matter.  No adjustments have occurred to the Company’s monthly collections from Delta as a result of this matter.  No provision has been recorded in the consolidated financial statements as the Company does not believe a loss is probable.

During the second half of 2009, Delta also began disputing its obligation to fully reimburse Pinnacle for its aviation insurance premiums.  During the second quarter of 2009, Delta requested that Pinnacle exit the Delta aviation insurance program and independently source its own aviation insurance.  Effective July 1, 2009, Pinnacle obtained its own independent insurance program at a cost significantly higher than what it was allocated by Delta under the Delta insurance program.  Delta has asserted that it is not obligated to reimburse the full costs of Pinnacle’s independent insurance program related to Pinnacle’s Delta Connection operations and began reducing its monthly payments to the Company.  The Company firmly believes that its operating agreements with Delta require full reimbursement of its actual aviation insurance premiums.  The Company is evaluating its potential remedies, and continues to discuss the matter with Delta.  In the event the Company is unable to successfully resolve this matter through discussions, it may be forced to seek remedy through legal action.  As a result of this matter, in the fourth quarter of 2009, the Company did not recognized revenue for approximately $1,700 of unreimbursed insurance costs.  Additionally, the Company has not collected outstanding accounts receivable relating to this matter of approximately $1,700.  No provision has been recorded in the consolidated financial statements for the possible loss on this receivable from Delta because the Company believes that it will prevail and consequently no loss is probable.

Beginning August 1, 2009, Delta materially altered the payments related to the ground handling of the Company’s flights in the majority of the airports where Pinnacle operates under the CRJ-200 ASA, resulting in a decrease in Pinnacle’s operating income for the year ended December 31, 2009 of approximately $820 and a potential future decrease in annual operating income of approximately $1,100 (subject to fluctuation based on changes in the level of Pinnacle’s operations or the cities where Pinnacle flies under the CRJ-200 ASA).  In addition, Delta asserted that Pinnacle owed Delta a retroactive adjustment related to this ground handling issue of approximately $4,000.  Pinnacle’s 2009 ground handling revenues and expenses were recognized at the lower amounts actually received from or paid to Delta.  No provision has been recorded in the consolidated financial statements for the previously discussed retroactive adjustment because the Company does not believe a loss is probable.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

3.  Code-share Agreements with Partners (Continued)

In early 2010, Pinnacle tentatively agreed to accept Delta’s treatment of ground handling revenues and costs for all periods after August 1, 2009, without any retroactive application prior to August 1, 2009.  Pinnacle and Delta also tentatively agreed to stipulate the prospective revenue adjustment under a provision of the CRJ-200 ASA associated with the allocation of Pinnacle’s overhead upon the establishment of a certain level of operations outside of the CRJ-200 ASA.  The parties tentatively agreed to an annual rate reduction of $2,000 for 2010 and $2,500 for 2011 and 2012 to satisfy this provision.  The parties also tentatively agreed that Delta will reimburse Pinnacle for the costs related to the change in aircraft livery of Pinnacle’s CRJ-200 fleet.  Finally, as part of the tentative agreement, Delta agreed to modify the payment terms of some of Pinnacle’s airport related costs under certain circumstances in the event Delta request Pinnacle to operate in different markets in the future.  These matters, which would affect the Company’s financial results beginning in 2010, are subject to the execution of a binding written agreement, which the parties are in the process of preparing; however, no assurances can be given that additional modification to these and other arrangements will not occur in order to settle these matters with Delta.

Concentration of credit risk:  As of December 31, 2009, amounts owed from Delta represented 72%, or approximately $26,000, of the Company’s accounts receivable balance, which is uncollateralized.

Related party:  In connection with the assumption of the CRJ-200 ASA, the Company entered into a Stock Purchase Agreement pursuant to which it purchased its Series A Preferred Share (the “Preferred Share”) previously held by Northwest for $20,000 on January 4, 2008. The Preferred Share had a stated value and liquidation preference of $100 per share and gave Northwest the right to appoint two directors to the Company’s Board of Directors, as well as certain other rights during the term of the CRJ-200 ASA.  No dividends were payable to the shareholder of the Preferred Share.  Prior to this purchase, Northwest was considered to be a related party of the Company.  During the year ended December 31, 2007, operating revenues and operating expenses of $590,648 and $199,552, respectively, included transactions with Northwest.

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

Continental Airlines

As of December 31, 2009, the Company, through its Colgan subsidiary, operated 12 Saab 340 aircraft based in Houston, Texas under a pro-rate agreement with Continental (the “Continental Agreement”).  Colgan entered into the Continental Agreement in January 2005 for a term of five years.  In addition to receiving pro-rated passenger revenue as described above under “Revenue Pro-Rate Agreements,” the Company receives an incentive payment for each passenger connecting onto or from a Continental flight in Houston.  These incentive payments adjust every January 1 and July 1 for anticipated changes in the cost of fuel and changes in certain station-related costs over the subsequent six-month period.   The Company and Continental are in discussions to extend and/or modify the terms of the Continental Agreement beyond its current term, which ends in the summer of 2010.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

3.  Code-share Agreements with Partners (Continued)

US Airways

As of December 31, 2009, the Company, through its Colgan subsidiary, operated ten Saab 340 aircraft under a pro-rate agreement with US Airways (the “US Airways Agreement”).  In 1999, Colgan entered into the US Airways Agreement to provide passenger service and cargo service under the name “US Airways Express.” The current US Airways Agreement became effective on October 1, 2005 under terms similar to the 1999 agreement and has a three-year term.  The term of the agreement automatically extends in six-month increments beyond the September 30, 2008 termination date unless terminated by either party upon 120 days notice.

United Air Lines

As of December 31, 2009, the Company, through its Colgan subsidiary, operated 12 Saab 340 aircraft under a code-share agreement with United to provide services as a United Express carrier (the “United Agreement”), which expires on November 1, 2011.  In addition to receiving pro-rated passenger revenue as described above under “Revenue Pro-Rate Agreements,” United pays the Company a set passenger connect incentive fee for certain of the markets that Colgan operates under the United Express Agreement.  The passenger connect incentive may only be adjusted during the three-year term by mutual consent of the parties.  The Company does have the right, however, to cease serving these markets to the extent that its operations are not profitable.

Essential Air Service

In addition to the code-share agreements described above, the Company, through its Colgan subsidiary’s pro-rate networks, operates under agreements with the DOT to provide subsidized air service to 11 communities as part of the Essential Air Service program.  Colgan operates in three of these markets under its US Airways Agreement, seven markets under its United Agreement, and one market under its Continental Agreement.  Colgan operated in 11 markets under the EAS program at December 31, 2009.

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

The following represents the Company’s segment data for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31, 2009
	Pinnacle Segment	Colgan Segment	Unallocated	Consolidated

Operating revenues	$617,937	$227,571	-	$845,508
Depreciation and amortization	(20,247)	(15,152)	-	(35,399)
Impairment and aircraft retirement costs	-	(1,980)	-	(1,980)
Operating income	60,093	20,616	-	80,709
Deferred tax asset (liability)	26,977	(29,792)	(311)	(3,126)
Identifiable intangible assets, other than goodwill	9,624	2,962	-	12,586
Goodwill	18,422	-	-	18,422
Total assets	616,340	676,377	(3,297)	1,289,420
Capital expenditures (including non-cash)	46,392	12,950	2,573	61,915

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

4.  Segment Reporting (Continued)

	Year Ended December 31, 2008
	(Restated)
	Pinnacle Segment	Colgan Segment	Unallocated	Consolidated

Operating revenues	$613,089	$251,696	-	$864,785
Depreciation and amortization	(13,346)	(13,172)	-	(26,518)
Impairment and aircraft retirement costs	-	(13,548)	-	(13,548)
Operating income (loss)	53,617	(8,010)	-	45,607
Deferred tax asset (liability)	62,905	(5,463)	(2,687)	54,755
Identifiable intangible assets, other than goodwill	10,827	3,758	-	14,585
Goodwill	18,422	-	-	18,422
Total assets	582,176	388,990	156,536	1,127,702
Capital expenditures (including non-cash)	250,994	245,086	3,343	499,423

	Year Ended December 31, 2007
	(Restated)
	Pinnacle Segment	Colgan Segment	Unallocated	Consolidated

Operating revenues	$594,969	$192,405	-	$787,374
Depreciation and amortization	(4,609)	(4,656)	-	(9,265)
Operating income (loss)	57,464	(5,053)	-	52,411

5.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Years Ended December 31,
	2009	2008 (Restated)	2007 (Restated)

Net income (loss)	$41,856	$(10,997)	$30,423
Basic earnings (loss) per share	$2.33	$(0.62)	$1.46
Diluted earnings (loss) per share	$2.31	$(0.62)	$1.32

Share computation:
Weighted average number of shares out-standing for basic EPS (1)	17,969	17,865	20,897
Senior convertible notes	-	-	2,017
Share-based compensation (2)	164	-	202
Weighted average number of shares out-standing for diluted EPS	18,133	17,865	23,116

(1)
During 2007, the Board of Directors of the Company authorized a share repurchase program, whereby the Company repurchased an aggregate of 4,450 shares of its own common stock, of which the weighted average number of shares repurchased during the current period are excluded from basic EPS.  The Company accounted for the repurchase of this treasury stock using the cost method.

(2)
Options to purchase 1,095, 917, and 201 shares of common stock were excluded from the diluted EPS calculation at December 31, 2009, 2008 and 2007, respectively, because their effect would be anti-dilutive.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

6. Investments and Fair Value Measurements

The Company invests excess cash balances primarily in short-term money market instruments and overnight repurchase agreements.  Investments in marketable securities are classified as available-for-sale and presented at their estimated fair values based on quoted market prices for those securities.

Prior to August 2009, Company’s investment portfolio consisted primarily of auction rate securities (“ARS”).  In August 2009, the Company reached an agreement to sell its portfolio of ARS to the financial institution that originally sold the ARS portfolio to the Company (the “ARS Settlement”).  After repayment of a related credit facility, the Company received approximately $27,000 in net cash proceeds from this transaction.  In addition, the ARS Settlement provides that for a period of three years from the date of the ARS Settlement, the Company shall have the right to repurchase all or a portion of the ARS at the same discount to par the bank paid to the Company under the ARS Settlement (the “ARS Call Options”).  In November 2009, the Company exercised a portion of the ARS Call Options.  The Company received net cash proceeds of $1,288 and recorded a realized gain of $582 as a result of this transaction.  The Company determined the fair value of the remaining ARS Call Options to be $2,723 at December 31, 2009.  They are classified as investments on the Company’s consolidated balance sheet as of December 31, 2009.

Due to events in the credit markets that predominantly began during the first quarter of 2008, there is no longer an active trading market for ARS.  Therefore, throughout 2008 and 2009, until the ARS Settlement, the fair values of the Company’s ARS were estimated utilizing a discounted cash flow model.  This model considered, among other items, the collateralization underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and an estimate of when the security is expected to have a successful auction or be called by the issuer.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.  As previously discussed, and as a result of the ARS settlement, the Company’s balance of ARS as of December 31, 2009 was $0.

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

The tables below present the Company’s assets and liabilities measured at fair value as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Level 1	Level 2	Level 3	Balance at December 31, 2009
Assets
Investments in ARS	$-	$-	$-	$-

ARS Call Options	$-	$-	$2,723	$2,723

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

6. Investments and Fair Value Measurements (Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Asset
	Auction Rate Securities
	Years Ended December 31,
	2009	2008
Balance at January 1	$116,900	$-
Transfers to Level 3	-	136,100
Total unrealized gains (losses)
Included in nonoperating expense	-	(16,800)
Included in other comprehensive income (“OCI”)	-	-
Realized gains (losses), included in nonoperating expense(1)	(135)	-
Interest accretion	1,005	-
Redemptions (2)	(6,450)	(2,400)
Sales (3)	(111,320)
Balance at December 31	$-	$116,900

(1) The Company determines the cost basis for ARS redemptions using the specific identification method.
(2) Partial redemption of securities at par by the issuer.
(3) Proceeds received from the sale of the ARS portfolio in connection with the ARS Settlement.

	Asset
	ARS Call Options
	Years Ended December 31,
	2009	2008
Balance at January 1	$-	$-
Transfers to Level 3	4,078	-
Total unrealized gains (losses)
Included in nonoperating expense	(649)	-
Realized gains on option exercises, included in nonoperating expense	582	-
Net proceeds from option exercises	(1,288)	-
Balance at December 31	$2,723	$-

The carrying amounts and estimated fair values of the Company’s borrowings, which are discussed in detail in Note 7, as of December 31, 2009 were as follows:

	As of December 31, 2009		As of December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior convertible notes	$30,596	$29,779	$108,437	$80,465
Lines of credit, including PDP facilities	6,937	6,937	102,350	102,350
Long-term notes payable, primarily related to owned aircraft	555,319	482,161	534,857	483,506

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

7.  Borrowings

The following table summarizes the Company’s borrowings:

	As of December 31, 2009	As of December 31, 2008
		(Restated)
Lines of credit:
Pre-delivery payment facilities, current	$2,027	$4,075
Pre-delivery payment facilities, noncurrent	4,910	-
Total pre-delivery payment facilities	6,937	4,075
Credit facility	-	90,000
Bank line of credit	-	8,275
Total lines of credit	$6,937	$102,350

Senior convertible notes
Current	$30,596	$10,754
Noncurrent	-	97,683
Total senior convertible notes	$30,596	$108,437

Secured long-term debt
Current maturities	$36,085	$32,116
Noncurrent maturities	519,234	502,741
Total long-term debt	$555,319	$534,857
Total borrowings	$592,852	$745,644

The aggregate amounts of principal maturities of debt as of December 31, 2009 were as follows:

	Lines of Credit	Senior Convertible Notes	Long-term Debt	Total
2010	$2,027	$30,596	$36,085	$68,708
2011	4,910	-	37,117	42,027
2012	-	-	54,308	54,308
2013	-	-	35,491	35,491
2014	-	-	36,556	36,556
Thereafter	-	-	355,762	355,762
Total	$6,937	$30,596	$555,319	$592,852

Senior Convertible Notes

In February 2005, the Company completed the private placement of $121,000 principal amount of 3.25% senior convertible notes due February 15, 2025 (the "Notes"), of which $30,979 par amount was outstanding as of December 31, 2009.  If certain conditions are met, the Notes are convertible into a combination of cash and common stock equivalent to the value of 75.6475 shares of the Company’s common stock per $1 par amount of Notes, or a conversion price of $13.22 per share.   These conditions were not met as of December 31, 2009.

On February 15, 2010, the holders of the Notes exercised their option to require the Company to purchase all of the remaining outstanding Notes for cash at a purchase price equal to 100% of their principal amount plus accrued interest.  As a result, the entire remaining obligation is shown as a current liability in the Company’s consolidated balance sheet as of December 31, 2009.  As of February 16, 2010, $0 par amount of the Notes was outstanding.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

7.  Borrowings (Continued)

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

The new accounting standard requires retrospective application to the terms of instruments as they existed for all periods presented.  The cumulative effect of the changes in accounting principle on periods prior to those presented is recognized as of the beginning of the first period presented with an offsetting adjustment made to the opening balance of retained earnings for that period.  As a result, the Company recorded a net $8,351 reduction to the January 1, 2007 balance of retained earnings to apply the provisions of the new standard from the February 15, 2005 issuance date of the Notes.

The Company estimated the fair value of the Notes as of the date of issuance.  The difference between the fair value and the principal amounts of the Notes was $44,046.  This amount was retrospectively applied to the Company’s financial statements from the issuance date, and was retrospectively recorded as a debt discount and as an increase to additional paid-in capital, net of tax.  The discount is being amortized over the expected five-year life of the Notes resulting in an increase to interest expense in historical and future periods. The following reconciles the Company’s consolidated statements of operations for the years ended December 31, 2008 and 2007 and its consolidated balance sheet as of December 31, 2008, as originally reported to the restated statements contained in these financial statements.

	Year Ended December 31, 2008
	As Reported	Adjustments	Restated
Operating income	$45,607	$-	$45,607

Nonoperating (expense) income
Interest income	6,870	-	6,870
Interest expense	(34,661)	(9,886)	(44,547)
Investment loss	(16,800)	-	(16,800)
Miscellaneous income, net	281	-	281
Total nonoperating expense	(44,310)	(9,886)	(54,196)
Income (loss) before income taxes	1,297	(9,886)	(8,589)
Income tax expense	(6,204)	3,796	(2,408)
Net loss	$(4,907)	$(6,090)	$(10,997)

Basic and diluted loss per share	$(0.27)	$(0.35)	$(0.62)

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

7.  Borrowings (Continued)

	Year Ended December 31, 2007
	As Reported	Adjustments	Restated
Operating income	$52,411	$-	$52,411

Nonoperating (expense) income
Interest income	11,601	-	11,601
Interest expense	(8,853)	(7,088)	(15,941)
Loss on sale of unsecured claim	(4,144)	-	(4,144)
Miscellaneous income, net	22	-	22
Total nonoperating expense	(1,374)	(7,088)	(8,462)
Income before income taxes	51,037	(7,088)	43,949
Income tax expense	(16,400)	2,874	(13,526)
Net income	$34,637	$(4,214)	$30,423

Basic earnings per share	$1.66	$(0.20)	$1.46

Diluted earnings per share	$1.50	$(0.18)	$1.32

	As of December 31, 2008
	As Reported	Adjustments	Restated
Current deferred tax asset	$14,338	$(430)	$13,908
Total current assets	180,012	(430)	179,582

Net property and equipment	717,970	1,961	719,931
Noncurrent deferred tax asset	45,004	(4,157)	40,847
Debt issuance costs, net	6,505	(2,794)	3,711
Total assets	1,133,122	(5,420)	1,127,702

Senior convertible notes	121,000	(12,563)	108,437

Additional paid-in capital	93,815	25,796	119,611
Retained earnings	39,876	(18,653)	21,223
Total liabilities and stockholders’ equity	$1,133,122	$(5,420)	$1,127,702

In January 2009, the Company repurchased $12,000 par value of the Notes for $8,870 plus accrued and unpaid interest.  The book value of that portion of the Notes at the time of the repurchase was $10,801.  In August 2009, the Company repurchased $78,021 par value of the Notes for $75,000 plus accrued and unpaid interest.  The book value of that portion of the Notes at the time of the repurchase was $74,492.  As a result of the repurchase, the Company recorded a gain on debt extinguishment of $2,046 and a reduction to additional paid-in capital of $523, net of tax, during the year ended December 31, 2009.

As a result of the adoption of the new accounting standard, interest expense increased by $7,718 for the year ended December 31, 2009.  Income before income taxes, net income and EPS decreased by $7,718, $4,666, and $0.25, respectively, for the year December 31, 2009.

The unamortized discount of the liability component was $383 and $12,563 at December 31, 2009 and December 31, 2008, respectively.  This discount was amortized through February 15, 2010.  The fair value of the Notes as of December 31, 2009 and 2008 was $29,779 and $80,465, respectively.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

7.  Borrowings (Continued)

The following table provides additional information about the Company’s Notes:

	Years Ended December 31,
	2009	2008	2007
Effective interest rate on liability component	13.5%	13.5%	13.5%
Interest cost recognized as amortization of the discount of liability component	$7,451	$9,709	$8,520
Cash interest cost recognized (coupon interest)	2,683	3,933	3,933

Credit Facility

In March 2008, the Company entered into a revolving term loan (the “Credit Facility”) with a financial institution.  The Credit Facility provided for advances up to $60,000 and was collateralized by the Company’s ARS portfolio. The Company amended the Credit Facility in June 2008, to increase the eligible amount for borrowing from $60,000 to $80,000, and again in November 2008 to increase the eligible amount for borrowing from $80,000 to $90,000.  The agreement allowed up to $80,000 of the proceeds to be used to support the Company’s aircraft purchases and for general working capital purposes.  The remaining $10,000 was restricted for use to retire other outstanding debt, which the Company used to repurchase $12,000 par value of the Notes in January 2009 and to repay a portion of its pre-delivery deposit financing facility as aircraft delivered in December 2008.  The Company repaid in full the Credit Facility as a result of the ARS Settlement in the third quarter 2009.  See Note 6 for further discussion.

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

Long-Term Notes Payable

As of December 31, 2009 and 2008, the Company had long-term notes payable of $555,319 and $534,857, respectively.  Included in long-term notes payable are borrowings from Export Development Canada (“EDC”) for owned aircraft.  The borrowings are collateralized by the Company’s fleet of CRJ-900 and Q400 aircraft, which had a net book value of approximately $600,000 as of December 31, 2009, and bear interest at rates ranging between 3.8% and 6.7% with maturities through the fourth quarter of 2023.  Amounts outstanding under these EDC borrowings were $513,462 and $512,575 at December 31, 2009 and 2008, respectively.

The fair value of the Company’s long-term notes payable as of December 31, 2009 and 2008 was $482,161 and $483,506, respectively.  These estimates were based on either market prices or the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar liabilities.

As discussed in Note 16, one of the Company’s Q400 aircraft was destroyed in an accident on February 12, 2009.  The insurance proceeds were used to retire the related debt of approximately $15,400 during the first quarter of 2009.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

7.  Borrowings (Continued)

Long-term notes payable primarily for owned aircraft consisted of the following at December 31, 2009:

Principal	Interest rates	Maturities Through
$ 98,129	3.5% - 4.5%	2023
14,554	4.6% - 5.6%	2023
172,632	5.7% - 6.0%	2023
182,567	6.1% - 6.4%	2023
55,197	6.5% - 7.0%	2022
5,813	7.1% - 8.0%	2017
26,427	8.1% - 8.6%	2014
$ 555,319

Pre-delivery Payment Financing Facilities

As previously discussed, on January 13, 2009, the Company amended its Continental CPA to operate an additional 15 Q400 aircraft beginning in September 2010.  The aircraft have scheduled delivery dates from August 2010 through April 2011.  In connection with this amendment, the Company executed a new pre-delivery payment financing facility with EDC for up to $35,600 on substantially similar terms to its other pre-delivery payment facilities.  This instrument has an interest rate indexed to LIBOR, which was 3.43% as of December 31, 2009.  Amounts outstanding under this facility were $6,937 at December 31, 2009.

Spare Parts Loan

On July 30, 2009, the Company completed a $25,000, three-year term loan financing with C.I.T. Leasing and funded by CIT Bank.  The Spare Parts Loan is secured by the Company’s pool of spare repairable, rotable and expendable parts and certain aircraft engines.  The interest rate for the Spare Parts Loan is a variable rate, which for the first interest period is indexed to LIBOR (subject to a floor) and was 8.5% as of December 31, 2009. The Spare Parts Loan requires that the Company maintain a minimum liquidity level at the end of every month and at specified times preceding the maturity date or call date of certain other indebtedness. The Spare Parts Loan also has standard provisions relating to the Company’s obligation to timely repay the indebtedness and maintenance of the collateral base relative to the outstanding principal amount of the borrowing.  The proceeds of the Spare Parts Loan were used to repurchase a portion of the Notes during the third quarter of 2009.  Amounts outstanding under the Spare Parts Loan were $24,215 as of December 31, 2009.

Subsequent Event

On January 13, 2010, the Company entered into a short-term loan agreement with a bank for $10,000 (the “Bridge Loan”).  The Bridge Loan was secured by the Company’s 2009 federal income tax refund and had an effective interest rate of 4.5%.  The Bridge Loan was designed to temporarily provide the Company with additional working capital until it received its 2009 federal income tax refund.  The Company repaid the Bridge Loan in full upon receipt of the 2009 federal income tax refund of approximately $38 million in late February 2010.

8.  Hedging

The Company is exposed to interest rate risk from the time of entering into purchase commitments until the delivery of aircraft, at which time the Company receives permanent, fixed-rate financing for each aircraft.  To mitigate the financial risk associated with changes in long-term interest rates, the Company during July 2007 initiated a cash flow hedging program.  The program utilizes forward-starting interest rate swaps intended to hedge the expected interest payments associated with anticipated future issuances of long-term debt.  The Company had no unsettled swaps as of December 31, 2009 and 2008.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

8.  Hedging (Continued)

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

The following table presents pre-tax gains (losses) on derivative instruments within the consolidated statements of operations:

Years Ended December 31,	Amount of Loss Reclassified from OCI into Interest Expense (Effective Portion) (2)	Amount of Loss Recognized in Expense on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2009	$(3,137)	$(1,424	)(1)
2008	$(2,268)	$(504)
2007	$-	$(51)

(1)
This charge is related to the debt that financed the Q400 aircraft that was destroyed in an accident during the three months ended March 31, 2009.  The associated debt was repaid during the first quarter of 2009.  This loss is included in miscellaneous nonoperating expense in the Company’s  consolidated statement of operations for the year ended December 31, 2009.

(2)
Derivatives classified as cash flow hedges include interest rate swaps.  Amounts reclassified from OCI into income are recorded in interest expense within the Company’s consolidated statements of operations.

The following table presents the amounts from settled interest rates swaps recorded in other comprehensive income, net of tax and amortization, within the consolidated balance sheets.

	Years Ended December 31,
	2009		2008
Net realized and unrealized (losses) gains from interest rate swaps, net of tax and amortization, recorded in other comprehensive income	$(14,858	) (1)	$(17,752)

(1)
Included in the above total net realized losses from interest rate swaps as of December 31, 2009, are $2,996 in net unrecognized losses that are expected to be amortized into earnings during the 12 months following December 31, 2009.

9.  Leases

Capital Leases

The Company leases certain aircraft equipment and office equipment under noncancelable capital leases that expire on various dates through 2013.  Under these capital leases, an obligation is shown on the Company’s consolidated balance sheets for the present value of the future minimum payments.  Amortization of the assets recorded under the capital leases is included in the consolidated statement of operations as depreciation and amortization expense.  At December 31, 2009, the weighted average interest rate implied in these leases was approximately 9.5%, and the net book value of the assets associated with the capital leases was $3,371.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

9.  Leases (Continued)

The following table summarizes approximate minimum future rental payments for the Company, by year and in the aggregate, together with the present value of net minimum lease payments as of December 31, 2009:

2010	$1,869
2011	1,336
2012	986
2013	116
2014	-
Thereafter	-
Total future rental payments	4,307
Amount representing interest	(444)
Present value of future lease payment	3,863
Less: current maturities	(1,137)
Capital leases, net of current maturities	$2,726

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

The Company also leases nine of its 34 Saab 340 aircraft under operating leases.  Eight of the lease agreements allow for early termination or will terminate at various points during 2010 through 2011.  These aircraft lease agreements generally provide that the Company pay taxes, maintenance, insurance and other operating expenses applicable to the leased assets.  The leases require the aircraft to be in a specified maintenance condition at lease termination or upon return of the aircraft.

The Company’s non-aircraft operating leases primarily relate to facilities and office equipment.

The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2009:

	Aircraft(1)	Non-aircraft	Total
2010	$118,633	$14,773	$133,406
2011	116,814	13,598	130,412
2012	116,814	12,083	128,897
2013	116,814	1,296	118,110
2014	116,814	525	117,339
Thereafter	350,442	1,542	351,984
Total future rental payments	$936,331	$43,817	$980,148

(1)
The amounts noted above for operating leases include $904,704 of obligations for leased CRJ-200 aircraft from Delta.  The Company is reimbursed with margin by Delta in full for CRJ-200 aircraft rental expense under the CRJ-200 ASA.  Should the CRJ-200 ASA with Delta be terminated, these aircraft would be returned to Delta.

    The Company’s total rental expense for operating leases for the years ended December 31, 2009, 2008 and 2007, was $142,835, $156,042 and $161,103, respectively.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

10.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31:

	2009	2008
Ground handling and landing fees	$15,443	$8,462
Salaries and wages	14,417	13,233
Taxes other than income	11,343	10,229
Interest	8,573	13,017
Pro-rate operations costs	4,044	5,592
Insurance costs	3,039	2,729
Current portion of capital leases	1,137	1,025
Hangar and facilities rent	958	892
Income tax reserves (1)	547	16,518
Other	1,109	2,972
Total	$60,610	$74,669

(1)	This decrease is related to the previously discussed settlement reached with the IRS regarding the Company’s examination for the tax years 2003 through 2005.

11. Share-Based Compensation

The Company grants share-based compensation, including grants of stock options and restricted stock, under its 2003 Stock Incentive Plan, for which 4,152 shares were reserved.  The shares may consist, in whole or in part, of unissued shares or treasury shares.  Awards which terminate or lapse without the payment of consideration may be granted again under the plan.  As of December 31, 2009, the Company had 1,573 shares of common stock reserved for issuance under the plan.

When calculating the expense related to share-based payment, the Company estimates expected forfeitures, option expected life, and other elements that affect the amount of expense recognized.  The benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow.

Stock Options

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

In January 2009, 2008 and 2007, the Company granted 626, 284 and 203 stock options, respectively, to its executive officers, members of its Board of Directors and certain other employees.  The option grants vest ratably over three-year periods and expire ten years from the grant date.  Expense is recognized on a straight-line basis over the vesting period.  The Company recorded pre-tax compensation expense in the amount of $1,438, $1,443 and $816, respectively, related to stock options during the years ended December 31, 2009, 2008 and 2007.

Pre-tax compensation cost yet to be recognized related to non-vested stock options was $1,194 as of December 31, 2009.  This cost will be recognized over the next 1.5 years. During the years ended December 31, 2009, 2008, and 2007, the Company recorded financing cash flows of $0, $20, and $693, respectively, related to excess tax deductions.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

11. Share-Based Compensation (Compensation)

The following table provides certain information with respect to the Company’s stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,106	$13.09
Granted	626	2.65
Exercised	-	-
Forfeited	(25)	5.06
Expired	(12)	12.05
Outstanding at December 31, 2009	1,695	9.36	7.0 years	$2,645
Options exercisable at December 31, 2009	855	12.57	5.3 years	$83

The total fair value of shares vesting during the years ended December 31, 2009, 2008, and 2007, was $1,436, $900, and $340, respectively.  The total aggregate intrinsic value of the options exercised for the years ended December 31, 2009, 2008, and 2007, was $0, $26, and $1,645 respectively.

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

The following table presents the assumptions used and fair value of grants in the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Expected price volatility	58.3%	50.0%	53.5%
Risk-free interest rate	1.4%	3.3%	4.6%
Expected lives (years)	5.0	5.0	5.0
Dividend yield	0%	0%	0%
Expected forfeiture rate	4%	4%	4%
Exercise price of option grants	$2.65	$14.37	$16.76
Fair value of option grants	$1.33	$6.76	$8.57

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

11. Share-Based Compensation (Compensation)

Restricted Stock

In January 2009, 2008 and 2007, the Company awarded 278, 109 and 76 shares, respectively, of restricted stock to certain officers and members of the Board of Directors under the Company's 2003 Stock Incentive Plan.  Using the straight-line method, these shares are being expensed ratably over the three-year vesting period.  During the years ended December 31, 2009, 2008 and 2007, the Company recognized $1,199, $1,159 and $643, respectively, of pre-tax compensation expense related to these grants of restricted stock.  Pre-tax compensation cost yet to be recognized related to these restricted stock grants was $1,036 as of December 31, 2009.  This cost will be recognized over the next 1.5 years.

During the vesting periods, grantees have voting rights, but the shares may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of, alienated or encumbered.  Additionally, granted but unvested shares are forfeited upon a grantee’s separation from service.

The following table provides certain information with respect to the Company’s restricted stock:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	197	$13.20
Granted	278	2.65
Vested	(102)	11.57
Forfeited	(6)	2.65
Nonvested at December 31, 2009	367	$5.82

12.  Other Expenses

Other expenses consisted of the following for the years ended December 31:

	2009	2008	2007
Employee overnight accommodations	$21,118	$30,819	$25,876
Insurance	13,146	5,903	8,786
Professional services fees	7,931	10,691	9,343
Property and other taxes	7,139	10,382	9,425
Communications and information technology related expenses	6,601	7,417	4,808
Recruiting and other personnel expenses	6,433	7,195	6,677
Office equipment and related supplies and services	4,221	4,905	3,843
Employee training expense	2,853	7,899	8,289
Station-related expenses	2,396	3,183	2,675
Other	4,757	4,588	2,763
Total other expenses	$76,595	$92,982	$82,485

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

13. Income Taxes

The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Lease return costs	$1,509	$1,145
Accrued interest	95	1,315
Stock compensation	1,946	1,365
Inventory reserves	1,747	1,573
Vacation pay	2,439	2,199
State net operating losses	5,623	2,713
Intangible assets	3,241	3,681
Capital loss carryforward	4,656	6,644
Derivatives	9,425	11,058
Deferred revenue	75,792	83,768
Other	640	1,537
Total deferred tax assets	107,113	116,998
Valuation allowance	(5,641)	(7,525)
Net deferred tax assets	$101,472	$109,473

Deferred tax liabilities:
Prepaid expenses	(44)	(222)
Tax over book depreciation	(103,008)	(49,499)
Senior convertible notes	(1,546)	(4,587)
Other	-	(410)
Net deferred tax liabilities	(104,598)	(54,718)
Net deferred tax asset (liability)	$(3,126)	$54,755

At December 31, 2009, the Company had state net operating loss carryforwards of $108,727 ($5,623 tax effected), the majority of which will expire between 2022 and 2029.  The Company has recorded a valuation allowance on these state net operating loss carryforwards of $679.

   The provision for income tax expense includes the following components for the years ended December 31:

	2009	2008	2007
Current:
Federal	$(55,221)	$(31,192)	$105,656
State	135	541	10,887
Subtotal	(55,086)	(30,651)	116,543
Deferred:
Federal	54,797	34,778	(92,693)
State	671	(1,719)	(10,324)
Subtotal	55,468	33,059	(103,017)
Total income tax expense	$382	$2,408	$13,526

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

13. Income Taxes (Continued)

The following is a reconciliation of the provision for income taxes at the applicable federal statutory income tax rate to the reported income tax expense for the years ended December 31:

	2009		2008		2007
	$	%	$	%	$	%
Income tax expense at statutory rate	$14,783	35.0%	$(3,006)	35.0%	$15,382	35.0%
State income taxes, net of federal taxes	1,057	2.5%	(766)	8.9%	366	0.8%
Tax-exempt interest income	(289)	(0.7%)	(2,141)	24.9%	(3,638)	(8.2)%
Fines and penalties	52	0.1%	64	(0.7)%	56	0.1%
Meals and entertainment disallowance	595	1.4%	754	(8.8)%	997	2.3%
Accrual to return adjustments	(178)	(0.5)%	454	(5.3)%	-	-
Revaluation of state deferred taxes due to apportionment changes	(320)	(0.8)%	640	(7.4)%	-	-
Settlements	(13,434)	(31.7)%	-	-	-	-
Valuation allowance	(1,884)	(4.4)%	6,409	(74.6)%	363	0.8%
Income tax expense	$382	0.9%	$2,408	(28.0)%	$13,526	30.8%

Income taxes paid (net of refunds received) during the years ended December 31, 2009, 2008 and 2007 were approximately $(30,548), and $2,808 and $114,013, respectively.

In 2009, the Company reversed tax reserves due to the IRS settlement, thereby lowering the Company’s effective tax rate for the year ended December 31, 2009.  In addition, the release of valuation allowances relating to state net operating losses, hedging transactions and the Company’s investment in certain auction rate securities resulted in a decrease to the Company’s effective tax rate.  The disallowance of 50% of meals and entertainment expenses, fines and penalties, and state income taxes served to increase the Company’s effective tax rate.

During the year ended December 31, 2009, the Company released a valuation allowance of $1,884 against certain deferred tax assets.  The valuation allowance relates primarily to state net operating losses generated in the current and prior year, amounts recorded through other comprehensive income related primarily to impairment charges related to the Company’s investment in certain auction-rate securities and hedging transactions.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation and appropriate character of future taxable income during the periods and in the jurisdictions in which those temporary differences become deductible.  Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefit of these assets.

As of December 31, 2009 and 2008, the Company had $547 and $16,518 of unrecognized tax benefits, respectively.  The following table reconciles the Company’s beginning and ending unrecognized tax benefits balances:

	2009	2008
Unrecognized tax benefits balance at January 1	$16,518	$16,694
Increases/(decreases) for prior period positions	(1,533)	-
Increases/(decreases) for current period positions		-
Settlements	(14,438)	(176)
Lapses of statutes		-
Unrecognized tax benefits balance at December 31	$547	$16,518

The Company provides for interest and penalties accrued related to unrecognized tax benefits in nonoperating expenses.  The Company recorded interest and penalties of $28 during the year.   As of December 31, 2009 and December 31, 2008, the Company had $325 and $3,692 of accrued interest and penalties, respectively.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

13. Income Taxes (Continued)

The amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $547 as of December 31, 2009 and $16,170 as of December 31, 2008.  The tax years 2006-2008 remain open to examination by major taxing jurisdictions to which the Company is subject and the tax year 2008 is currently under examination by the Internal Revenue Service (the “Service”).

During the three months ended March 31, 2009, the Company reached agreement with the Service to resolve certain matters related to the Service’s examination of the Company’s federal income tax returns for calendar years 2003, 2004 and 2005.  Previously, the Service had proposed a number of adjustments to the Company’s returns totaling approximately $35,000 of additional tax, plus accrued interest and penalties on these proposed adjustments.

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

14. Impairment and Aircraft Retirement Costs

Impairment of Goodwill

The Company performs an impairment test of goodwill on an annual basis at October 1 and, if certain events or circumstances indicate that it is more likely than not that an impairment loss may have been incurred, on an interim basis as well. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

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

Step one of the impairment analysis indicated the fair value of Colgan was less than its carrying value.  Consequently, to confirm the existence of and to measure the amount of any impairment, the Company was required to perform step two of the goodwill impairment testing methodology.  In step two of the impairment analysis, the Company determined the implied fair value of Colgan’s goodwill by estimating the current fair value of all of its assets and liabilities, including any recognized and unrecognized intangible assets.  As a result of the step two testing, the Company determined that goodwill was fully impaired, and therefore recorded a $10,557 impairment charge during the second quarter of 2008 to eliminate the carrying value of Colgan’s goodwill and certain other intangible assets. This impairment charge is classified within “impairment and aircraft retirement costs” in the Company’s consolidated statement of operations for the year ended December 31, 2008.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

14. Impairment and Aircraft Retirement Costs (Continued)

The Company completed its analysis of its Pinnacle reporting unit’s goodwill at October 1, 2009 and concluded that Pinnacle’s goodwill balance of $18,422 was not impaired during the current reporting period.

Aircraft Retirement Costs

For the year ended 2008, Colgan eliminated nine markets from its pro-rate operations.  This action resulted in the retirement of six Saab 340 aircraft from service in addition to the previously announced retirement of Colgan’s fleet of five Beech 1900 aircraft.  The return of leased aircraft requires certain maintenance costs necessary to restore the aircraft to a condition suitable for return to the lessor.  During the year ended December 31, 2009 and 2008, the Company recorded charges of $1,980 and $2,991, respectively, related to these lease returns.  The Company’s accrued lease return costs as of December 31, 2009 and 2008 are included in “accrued expenses and other current liabilities” on the Company’s consolidated balance sheet.

15. Colgan Acquisition

On January 18, 2007, the Company completed the acquisition of all of the issued and outstanding stock of Colgan.  The consolidated statements of operations reported herein contain Colgan’s operating results since the date of purchase.  The acquisition of Colgan was accounted for using the purchase method of accounting.  Accordingly, the aggregate purchase price was assigned to the acquired assets and liabilities based on their fair market values on the purchase date.  Pursuant to the terms of the stock purchase agreement between the Company and the selling shareholders of Colgan, the purchase price was $20,000 payable through a $10,000 cash payment and a one-year $10,000 promissory note, bearing interest at 6.0%, secured by the stock of Colgan.

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

The difference between the purchase price and the fair value of Colgan’s assets acquired and liabilities assumed was recorded as goodwill.  The Company attributed this goodwill to the opportunity to diversify its operations to include turboprop aircraft and to expand its relationships with the three major airlines for which Colgan operates.  As previously discussed in Note 14, Impairment and Lease Retirement Costs, impairment indicators existed for Colgan during the second quarter of 2008.  Consequently, the Company performed impairment testing on Colgan’s goodwill at June 30, 2008 and ultimately recorded a charge during that period to fully impair Colgan’s $9,785 of goodwill.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

16.  Commitments and Contingencies

Employees.  The Company operates under several collective bargaining agreements with groups of its employees.  The following table reflects the Company’s collective bargaining agreements and their respective amendable dates:
Employee Group	Employees Represented	Representing Union	Contract Amendable Date
Pinnacle’s pilots	1,178	Air Line Pilots Association	April 30, 2005
Colgan’s pilots	403	Air Line Pilots Association	Pending (1)
Pinnacle’s flight attendants	695	United Steel Workers of America	February 1, 2011
Colgan’s flight attendants	282	United Steel Workers of America	April 30, 2014 (2)
Pinnacle’s ground operations agents	929	United Steel Workers of America	March 19, 2010 (3)
Pinnacle’s flight dispatchers	67	Transport Workers Union of America	December 31, 2013

(1) Initial contract negotiations commenced in October 2009 and are ongoing.
(2) The Colgan flight attendant agreement with the United Steel Workers of America is amendable on April 30, 2014 with the exception of a wage only review, which could occur in April 2011.
(3) The Company is currently in negotiations with the United Steel Workers of America in advance of the amendable date.

As of December 31, 2009, approximately 69% of the Company’s workforce were members of unions, including pilots (31%), flight attendants (19%), ground operations agents (18%) and dispatchers (1%).

The collective bargaining agreement between Pinnacle and the Air Line Pilots Association (“ALPA”) became amendable in April 2005. Pinnacle has been actively negotiating with ALPA since that time.  In August 2006, Pinnacle filed for mediation with the National Mediation Board.  Since then, Pinnacle has met with the federal mediator assigned to its case and with ALPA.  On August 4, 2009, Pinnacle and ALPA reached a tentative agreement to amend the collective bargaining agreement.  The tentative agreement contained substantial wage rate increases and a proposed $10,200 signing bonus for Pinnacle’s pilots.  However, on September 24, 2009, Pinnacle’s pilots voted against ratification of the tentative agreement.  The National Mediation Board will determine when the parties will resume negotiations.

In December 2008, Colgan’s pilots voted to select ALPA to represent them for purposed of negotiating a collective bargaining agreement with the Company.  The Company and ALPA are currently negotiating an initial agreement.

Purchase Commitments. The Company has contractual obligations and commitments primarily related to future purchases of aircraft.  The Company’s firm orders and options to purchase aircraft as of December 31, 2009 were as follows:

	Firm	Options	Total
Q400
2010	8	-	8
2011	7	15	22
Total Q400	15	15	30

As discussed in Note 3, in January 2009, the Company modified its purchase agreement with Bombardier to exercise its right to purchase the remaining ten firm Q400 aircraft and five option Q400 aircraft included in the table above, which will be delivered between August 2010 and April 2011.  In addition, Colgan acquired an additional 15 of Q400 options from the aircraft manufacturer thereby increasing the total Q400 options to 30.  These options, if exercised, provide for the delivery of 15 Q400s in 2011 and the remaining 15 in 2013. These commitments are excluded from the table above.

The Company’s contractual obligations and commitments at December 31, 2009, primarily related to future purchases of aircraft and related equipment, are approximately $173,663 for 2010, $123,310 for 2011, $4,861 for 2012, $649 for 2013, and $643 for 2014.

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

The Company has recorded a related liability of approximately $300,000 in other non-current liabilities on its consolidated balance sheet at December 31, 2009 related to potential claims associated with this accident.  This liability is offset in its entirety by a corresponding long-term receivable, recorded in other assets on the consolidated balance sheet that the Company expects to receive from insurance carriers as claims are resolved.  These estimates may be revised as additional information becomes available.

Disputes with Code-share Partner.  The Company is in discussions with Delta regarding certain disputed contractual items in its CRJ-200 ASA.  For more information of these disputes, please refer to Note 3, Code-Share Agreements.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

17.  Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2009 and 2008 is as follows:

	Three Months Ended During 2009
	March 31(1)	June 30(2)	September 30(3)	December 31

Operating revenue	$207,822	$211,263	$217,208	$209,215
Operating income	16,935	22,183	23,796	17,795
Net income	18,843	5,993	11,377	5,643
Basic earnings per share	$1.05	$0.33	$0.63	$0.31
Diluted earnings per share	$1.05	$0.33	$0.62	$0.31
Operating income as a percentage of operating revenues	8.1%	10.5%	11.0%	8.5%

	Three Months Ended During 2008
	March 31	June 30(4)	September 30(5)	December 31(6)

Operating revenue	$204,341	$221,154	$221,792	$217,498
Operating income	6,785	2,466	20,010	16,346
Net income (loss)	1,236	(12,914)	6,207	(5,526)
Basic earnings (loss) per share	$0.07	$(0.72)	$0.35	$(0.31)
Diluted earnings (loss) per share	$0.07	$(0.72)	$0.35	$(0.31)
Operating income as a percentage of operating revenues	3.3%	1.1%	9.0%	7.5%

(1)
The Company’s operating income and net income for the three months ended March 31, 2009 includes $835 related to excess property insurance proceeds over cost basis of aircraft ($514 net of related tax) and net income includes $2,926 related to the reversal of interest on income tax reserves ($1,843 net of related tax), a $1,856 gain on the repurchase of the outstanding senior convertible notes ($1,118 net of related tax), a $1,424 charge related to the ineffective portion of a certain interest rate hedge ($876 net of related tax) and $13,551 related to the reversal of income tax reserves.

(2)
The Company’s operating income and net income for the three months ended June 30, 2009 includes a $1,533 charge related to the retirement of the Company’s Beech 1900 fleet ($992 net of related tax) and net income includes $334 related to an investment loss on the Company’s portfolio of ARS securities ($320 net of related tax).

(3)	The Company’s net income for the three months ended September 30, 2009 includes $4,233 related to an investment gain on the Company’s portfolio of ARS securities ($4,054 net of related tax).
(4)
The Company’s operating income and net income for the three months ended June 30, 2008 includes $12,619 related to impairment and aircraft retirement costs ($8,139 net of related tax) and net income includes $8,675 related to the impairment of the Company’s ARS securities ($8,309 net of related tax).

(5)	The Company’s operating income and net income for the three months ended September 30, 2008 includes $1,069 related to aircraft retirement costs ($674 net of related tax)
(6)
The Company’s net income for the three months ended December 31, 2008 includes $8,125 ($7,759 net of related tax) related to impairment of the Company’s ARS securities and a charge of approximately $2,869 ($1,786 net of related tax) related to the true-up of maintenance expense for the period January 1 through September 30, 2008.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2009, which appears on page 96.  Additionally, the financial statements for each of the years covered in this Annual Report on Form 10-K have been audited by an independent registered public accounting firm, Ernst & Young LLP whose report is presented page 57 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting during the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED
        PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pinnacle Airlines Corp.

We have audited Pinnacle Airlines Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pinnacle Airlines Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pinnacle Airlines Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Airlines Corp. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Pinnacle Airlines Corp. and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Memphis, Tennessee
February 26, 2010

Item 9B.  Other Information

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.  Certain Relationships and Related Transactions

Item 14.  Principal Accountant Fees and Services

The information required by Items 10 through 14 is incorporated by reference to the definitive proxy statement for our 2010 annual meeting of stockholders to be filed within 120 days of December 31, 2009.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report

1.	The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm:

i)	Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

ii)	Consolidated Balance Sheets as of December 31, 2009 and 2008

iii)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

iv)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

v)	Notes to Consolidated Financial Statements

2.      Financial Statement Schedule:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	Page 105
Schedule II—Valuation and Qualifying Accounts	Page 106
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

                                                                                                                                                                                                                  Pinnacle Airlines Corp.
                                                                                                                                                                                                                     (Registrant)

	By:	/s/ Philip H. Trenary
	Name:	Philip H. Trenary
February 26, 2010	Title:	President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2010

Signature	Title
/s/ Philip H. Trenary	President, Chief Executive Officer and Director
Philip H. Trenary	(Principal Executive Officer)

/s/ Peter D. Hunt	Vice-President, Chief Financial Officer
Peter D. Hunt	(Principal Accounting Officer)

/s/ Donald J. Breeding	Chairman , Director
Donald J. Breeding

/s/ Susan M. Coughlin	Director
Susan M. Coughlin

/s/ Ian Massey	Director
Ian Massey

/s/ James E. McGehee, Jr.	Director
James E. McGehee, Jr.

/s/ Thomas S. Schreier, Jr.	Director
Thomas S. Schreier, Jr.

/s/ R. Philip Shannon	Director
R. Philip Shannon

/s/ Alfred T. Spain	Director
Alfred T. Spain

/s/ Nicholas R. Tomassetti	Director
Nicholas R. Tomassetti

Index of Exhibits
Certain portions of the exhibits described below have been omitted. The Company has filed and requested confidential treatment for non-public information with the Securities and Exchange Commission.

The following exhibits are filed as part of this Form 10-K.

Exhibit
Number                 Description
3.1
Second Amended and Restated Certificate of Incorporation of Pinnacle Airlines Corp. (the “Registrant”) (Incorporated by reference to the Registrant’s Registration Statement Form S-1 (Registration No. 333-83354), as amended (the “S-1”) initially filed on February 25, 2002)

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

10.8†	Pinnacle Airlines Corp. 2003 Stock Incentive Plan (Incorporated by reference to the S-1)
10.9	Form of Incentive Stock Option Agreement for options granted under the Pinnacle Airlines Corp. 2003 Stock Incentive Plan (Incorporated by reference to the S-1)
10.10†	Pinnacle Airlines, Inc. Annual Management Bonus Plan (Incorporated by reference to the S-1)
10.11	Amended and Restated Sublease Agreement dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (SBN Facilities) (Incorporated by reference to the S-1)

Exhibit
Number                 Description
10.12	Sublease Agreement dated as of August 1, 2002 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (TYS Facilities) (Incorporated by reference to the S-1)
10.13	Form of Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (DTW Facilities) (Incorporated by reference to the S-1)
10.14	Form of Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MEM Facilities) (Incorporated by reference to the S-1)
10.15	Form of Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MSP Facilities) (Incorporated by reference to the S-1)
10.16	Intentionally omitted
10.17	Intentionally omitted
10.18	Lease Guaranty issued by the Registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.19	Sublease Guaranty issued by the Registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.20	Omnibus Agreement dated January 15, 2003 among Northwest Airlines, Inc., Northwest Airlines Corporation and Aon Fiduciary Counselors, Inc. (Incorporated by reference to the S-1)
10.21	Airline Services Agreement dated as of March 1, 2002 among Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.21.1
Amendment No. 1 dated as of September 11, 2003 to the Omnibus Agreement dated as of January 15, 2003 among the Registrant, Northwest Airlines, Inc., Northwest Airlines Corporation and Fiduciary Counselors, Inc. (Incorporated by reference to the S-1)

10.21.2
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
10.32
Assignment of Claim Agreement between Pinnacle Airlines, Inc. and Goldman Sachs Credit Partners, L.P., dated as of October 5, 2006 (Incorporated by reference to the Registrant’s Form 10-K filed on March 8, 2007)

Exhibit
Number                 Description
10.40
Assumption and Claim Resolution Agreement between Pinnacle Airlines, Inc., the Registrant, and Northwest Airlines, Inc., dated as of December 20, 2006 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 3, 2007)

10.41
Amended and Restated Airline Services Agreement by and among Pinnacle Airlines, Inc., the Registrant, and Northwest Airlines, Inc., dated December 15, 2006, effective as of January 1, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 8, 2007)

10.42
Amendment No. 1 dated as of November 21, 2007 to the Amended and Restated Airline Services Agreement by and among Pinnacle Airlines, Inc., the Registrant, and Northwest Airlines, Inc., dated December 15, 2006 (Incorporated by reference to the Registrant’s Form 10-K filed on March 17, 2008)

10.43
CF34-3B1 Engine Hourly Rate Program Repair and Services Agreement between Northwest Airlines, Inc. and Standard Aero Ltd., dated as of September 1, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 17, 2008)

10.50
Stock Purchase Agreement, dated as of January 18, 2007, by and among Colgan Air, Inc. and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2007)

10.60
Capacity Purchase Agreement between Continental Airlines, Inc., the Registrant, and Colgan Air, Inc., dated as of February 2, 2007 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 2, 2007)

10.61
Purchase Agreement between Bombardier Inc. and the Registrant, relating to the purchase of twenty-five (25) Bombardier Q400 series aircraft, dated as of February 17, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 17, 2008)

10.62
Form of Loan Agreement, between the Registrant and Export Development Canada, for the financing of Q400 and CRJ-900 aircraft (Incorporated by reference to the Registrant’s Form 10-K filed on March 17, 2008)

10.65
Delta Connection Agreement among Delta Air Lines, Inc., the Registrant, and Pinnacle Airlines, Inc., dated as of April 27, 2007 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 2, 2007)

10.66
Purchase Agreement between Bombardier Inc. and Pinnacle Airlines, Inc, relating to the purchase of sixteen (16) Bombardier CRJ-900 series aircraft, dated as of April 26, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 17, 2008)

10.70	Credit Facility Agreement between Citigroup Global Markets, Inc. and the Registrant, dated as of March 11, 2008 (Incorporated by reference to the Registrant’s Form 10-Q filed on May 8, 2008)
10.71
Amendment No. 1, dated as of June 18, 2008, to the Credit Facility Agreement between the Registrant, and Citigroup Global Markets, Inc., dated as of March 11, 2008 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 20, 2008)

10.72
Amendment No. 1, dated as of March 2, 2009, to the Amended and Restated Loan Agreement between the Registrant and Citigroup Global Markets, Inc., dated as of November 5, 2008 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 5, 2009)

10.73
Third Amendment, dated as of January 13, 2009, to the Capacity Purchase Agreement between Continental Airlines, Inc., the Registrant, and Colgan Air, Inc., dated as of February 2, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2009)

10.74	Loan Agreement, dated as of January 30, 2009, between Colgan Air, Inc., and Export Development Canada (Incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2009)
10.75
Change Order No. 16, dated as of January 13, 2009, and Change Order No. 18, dated as of February 6, 2009, to the Purchase Agreement between Bombardier Inc. and the Registrant, relating to the purchase of Bombardier Q400 series aircraft, dated as of February 17, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2009)

10.76	United Express Agreement, dated as of November 1, 2008, between United Air Lines, Inc. and Colgan Air, Inc. (Incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2009)
10.77
Credit Agreement, dated as of July 30, 2009, by and amount Pinnacle Airlines, Inc. and Colgan Air, Inc., C.I.T. Leasing Corporation, and CIT Bank. (Incorporated by reference to the Registrant’s Form 10-Q filed on November 3, 2009)

10.78	Purchase and Release Agreement, dated August 21, 2009 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 3, 2009)

Exhibit
Number                 Description
10.99.1#	Form of Promissory Note issued by Pinnacle Airlines, Inc. to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.2#	Form of Guaranty of Promissory Note issued by Registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.3#	Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
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
#                              Cancelled agreement referenced in this Form 10-K

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pinnacle Airlines Corp.

We have audited the consolidated financial statements of Pinnacle Airlines Corp. as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated February 26, 2010 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Memphis, Tennessee
February 26, 2010

Schedule II
Pinnacle Airlines Corp.
Valuation and Qualifying Accounts
(in thousands)
		Additions
	Balance at	Charged to	Charged			Balance at
	Beginning	Costs and	to Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period

Year Ended December 31, 2009
Allowance deducted from asset accounts:
Allowance for doubtful accounts	$135	$167	-	$(89)		$213
Allowance for obsolete inventory parts	4,213	1,396	-	(860)		4,749

Year Ended December 31, 2008
Allowance deducted from asset accounts:
Allowance for doubtful accounts	131	134	-	(130)		135
Allowance for obsolete inventory parts	2,536	1,677	-	-		4,213

Year Ended December 31, 2007
Allowance deducted from asset accounts:
Allowance for doubtful accounts	7,860	131	-	(7,860	)(1)	131
Allowance for obsolete inventory parts	1,517	1,019	-	-		2,536

(1) Bankruptcy related amounts settled as part of the unsecured claim the Company received from Northwest.

Exhibit 12
Pinnacle Airlines Corp.
Ratio of Earnings to Fixed Charges - Unaudited
(in thousands, except ratios)

	Years Ended December 31,
	2009	2008	2007	2006	2005
		(Restated)	(Restated)	(Restated)	(Restated)
Earnings:
Income from operations before taxes	$42,238	$(8,589)	$43,949	$116,842	$35,427
Additions:
Interest expense, net of capitalized interest	44,862	44,547	15,941	13,336	10,757
Portion of rent expense representative of interest factor	63,921	79,967	127,046	134,442	107,118
Earnings as adjusted	$151,021	$115,925	$186,936	$264,620	$153,302

Fixed charges:
Interest expense, net of capitalized interest	$44,862	$44,547	$15,941	$13,336	$10,757
Capitalized interest	537	1,992	4,688	-	-
Portion of rent expense representative of interest factor	63,921	79,967	127,046	134,442	107,118
	$109,320	$126,506	$147,675	$147,778	$117,875

Ratio of earnings to fixed charges	1.38	0.92	1.27	1.79	1.30