Form 10-Q
period 2010-03-31
PINNACLE AIRLINES CORP
filed 2010-05-04
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 4, 2010, 18,571,518 shares of common stock were outstanding.

Part 1.  Financial Information

Item 1.  Financial Statements

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

Operating revenues
Regional airline services	$205,489	$205,924
Other	2,591	1,898
Total operating revenues	208,080	207,822
Operating expenses
Salaries, wages and benefits	57,428	56,840
Aircraft rentals	30,051	30,492
Ground handling services	24,842	26,462
Aircraft maintenance, materials and repairs	26,572	25,136
Other rentals and landing fees	15,912	18,403
Aircraft fuel	5,693	4,517
Commissions and passenger related expense	4,430	4,827
Depreciation and amortization	8,841	8,581
Other	21,615	15,629
Total operating expenses	195,384	190,887

Operating income	12,696	16,935

Operating income as a percentage of operating revenues	6.1%	8.1%
Nonoperating (expense) income
Interest expense, net	(9,791)	(8,887)
Miscellaneous (expense) income, net	(48)	401
Total nonoperating expense	(9,839)	(8,486)
Income before income taxes	2,857	8,449
Income tax (expense) benefit	(1,165)	10,394
Net income	$1,692	$18,843

Basic and diluted earnings per share	$0.09	$1.05

Shares used in computing basic earnings per share	18,087	17,970
Shares used in computing diluted earnings per share	19,255	17,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2010	December 31, 2009
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$92,040	$91,574
Restricted cash	3,115	3,115
Receivables, net	33,522	34,518
Spare parts and supplies, net	20,804	19,472
Prepaid expenses and other assets	7,643	3,508
Assets held for sale	1,255	1,255
Deferred income taxes, net of allowance	10,194	10,406
Income taxes receivable	2,695	40,803
Total current assets	171,268	204,651
Property and equipment
Flight equipment	755,335	755,236
Aircraft pre-delivery payments	20,202	12,049
Other property and equipment	49,341	48,710
Less accumulated depreciation	(95,195)	(86,501)
Net property and equipment	729,683	729,494

Investments	2,369	2,723
Debt issuance costs, net	4,213	3,561
Goodwill	18,422	18,422
Intangible assets, net	11,988	12,586
Other assets, primarily insurance receivables	319,879	317,659
Total assets	$1,257,822	$1,289,096

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$36,069	$36,085
Senior convertible notes	-	30,596
Pre-delivery payment facility	14,104	2,027
Accounts payable	25,579	23,982
Deferred revenue	24,363	24,363
Accrued expenses and other current liabilities	60,965	60,610
Total current liabilities	161,080	177,663

Noncurrent pre-delivery payment facility	986	4,910
Long-term debt, less current maturities	511,958	519,234
Deferred revenue, net of current portion	171,985	177,711
Deferred income taxes	14,656	13,532
Other liabilities	292,036	293,809

Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 23,064,845 and 22,786,743 shares issued, respectively	230	228
Treasury stock, at cost, 4,493,327 and 4,450,092 shares, respectively	(68,479)	(68,152)
Additional paid-in capital	122,551	121,513
Accumulated other comprehensive loss	(13,952)	(14,431)
Retained earnings	64,771	63,079
Total stockholders’ equity	105,121	102,237
Total liabilities and stockholders’ equity	$1,257,822	$1,289,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2010	2009

Operating activities
Net income	$1,692	$18,843
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,171	10,136
Interest accretion, net	383	1,935
Deferred income taxes	1,123	14,398
Recognition of deferred revenue	(5,727)	(5,800)
Other	1,464	289
Changes in operating assets and liabilities:
Restricted cash	-	(3,171)
Receivables	1,005	2,529
Prepaid expenses and other assets	(8,009)	(4,503)
Insurance proceeds	498	2,912
Spare parts and supplies	(1,451)	(1,284)
Income taxes receivable/payable	38,109	(8,765)
Accounts payable and accrued expenses	1,671	(4,743)
Change in uncertain income tax positions and related interest	8	(18,889)
Increase in deferred revenue	-	2,558
Cash provided by operating activities	40,937	6,445
Investing activities
Purchases of property and equipment, net	(1,848)	(1,294)
Insurance proceeds related to property and equipment	-	3,576
Proceeds from sales of investments	271	2,700
Cash (used in) provided by investing activities	(1,577)	4,982
Financing activities
Proceeds from debt	10,000	526
Repurchase of senior convertible notes	(30,954)	(8,870)
Payments on debt and pre-delivery payment facilities	(17,425)	(14,402)
Other financing activites	(515)	(527)
Cash used in financing activities	(38,894)	(23,273)
Net increase (decrease) in cash and cash equivalents	466	(11,846)
Cash and cash equivalents at beginning of period	91,574	69,469
Cash and cash equivalents at end of period	$92,040	$57,623

Noncash investing and financing activities
Property and equipment acquired through the issuance of debt	$8,152	$4,910
Debt retired with insurance proceeds	$-	$15,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INDEX

1. Description of Business and Basis of Presentation	6. Borrowings
2. Code-share Agreements with Partners	7. Hedging
3. Earnings Per Share	8. Income Taxes
4. Comprehensive Income	9. Commitments and Contingencies
5. Investments and Fair Value Measurements	10. Segment Reporting

1.  Description of Business and Basis of Presentation

Pinnacle Airlines Corp. and its wholly owned subsidiaries, Pinnacle Airlines, Inc. and Colgan Air, Inc., are collectively referred to in this report as the “Company,” except as otherwise noted.  The Company’s subsidiaries will be referred to as “Pinnacle” for Pinnacle Airlines, Inc. and “Colgan” for Colgan Air, Inc.

Pinnacle operates an all-regional jet fleet and provides regional airline capacity to Delta Air Lines, Inc. and its subsidiaries (“Delta”) as a Delta Connection carrier at its hub airports in Atlanta, Detroit, Memphis, and Minneapolis/St. Paul.  At March 31, 2010, Pinnacle operated 126 Canadair Regional Jet (“CRJ”)-200 aircraft with 729 daily departures to 108 cities in 31 states, the District of Columbia and three Canadian provinces.  Pinnacle also operated a fleet of 16 CRJ-900 aircraft as a Delta Connection carrier with 85 daily departures to 27 cities in 15 states, the District of Columbia, Belize, Mexico, Turks and Caicos Islands, and the U.S. Virgin Islands.

Colgan operates an all-turboprop fleet under a regional airline capacity purchase agreement with Continental Airlines, Inc. (“Continental”), and also under revenue pro-rate agreements with Continental, United Air Lines, Inc. (“United”) and US Airways Group, Inc. (“US Airways”).  Colgan’s operations are focused primarily in the northeastern United States and Texas. As of March 31, 2010, Colgan had 225 scheduled daily departures to 38 destinations in nine states and the District of Columbia within its pro-rate operations.  Colgan operated under revenue pro-rate agreements 12 Saab 340 aircraft as Continental Connection from Continental’s hub airport in Houston, 12 Saab 340 aircraft as United Express at Washington/Dulles, and ten Saab 340 aircraft as US Airways Express in Boston. Four of the Saab 340 aircraft operating as US Airways Express were temporarily removed from scheduled service during the three months ended March 31, 2010. Colgan also operated 14 Bombardier Q400 aircraft providing 94 daily departures to 15 cities in 12 states, the District of Columbia and three Canadian provinces under a capacity purchase agreement with Continental at its global hub at Newark/Liberty International Airport.

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's financial position, the results of its operations and its cash flows for the periods indicated.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

All amounts contained in the notes to the condensed consolidated financial statements are presented in thousands, with the exception of years, per share amounts and number of aircraft.  Certain reclassifications have been made to conform prior year financial information to the current period presentation.

For the three months ended March 31, 2010, the Company has considered subsequent events through the date its condensed consolidated financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

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

2.  Code-Share Agreements with Partners

The Company’s operating contracts fall under two categories: capacity purchase agreements and revenue pro-rate agreements.  The Company’s pro-rate agreements are primarily modified pro-rate agreements, as they are designed to maintain a base level of revenue.  The following is a summary of the percentage of regional airline services revenue attributable to each contract type and code-share partner for the three months ended March 31, 2010.

	Percentage of Regional Airline Service Revenue
		Pro-Rate Agreements
Source of Revenue	Capacity Purchase Agreements	Standard	Modified	Total
Delta	76%	-	-	76%
Continental	8%	-	7%	15%
United	-	-	5%	5%
US Airways	-	2%	-	2%
Essential Air Service	-	-	2%	2%
Total	84%	2%	14%	100%

3.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009

Net income	$1,692	$18,843
Basic earnings per share	$0.09	$1.05
Diluted earnings per share	$0.09	$1.05

Share computation:
Weighted average number of shares outstanding for basic earnings per share	18,087	17,970
Share-based compensation (1)	1,168	-
Weighted average number of shares outstanding for diluted earnings per share	19,255	17,970

(1)	During the three months ended March 31, 2010 and 2009 options to acquire 1,294 and 1,631shares, respectively, were excluded from the computation of diluted EPS as their impact was anti-dilutive.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

4.  Comprehensive Income

The components of comprehensive income, net of related taxes, for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009

Net income	$1,692	$18,843
Adjustments:
Amortization of unrealized actuarial gain	(4)	(6)
Change in cash flow hedge unrealized loss	483	1,442
Total comprehensive income	$2,171	$20,279

5. Investments and Fair Value Measurements

The Company invests excess cash balances primarily in short-term money market instruments and overnight repurchase agreements.

Prior to August 2009, Company’s investment portfolio consisted primarily of auction rate securities (“ARS”).  In August 2009, the Company reached an agreement to sell its portfolio of ARS to the financial institution that originally sold the ARS portfolio to the Company (the “ARS Settlement”).   The ARS Settlement provides that for a period of three years from the date of the ARS Settlement, the Company shall have the right to repurchase all or a portion of the ARS at the same discount to par the bank paid to the Company under the ARS Settlement (the “ARS Call Options”).   During the three months ended March 31, 2010, the Company exercised a portion of the ARS Call Options and received net cash proceeds of $271 and recorded a realized gain of $216. The Company determined the fair value of the ARS Call Options to be $2,369 and $2,723 at March 31, 2010 and December 31, 2009, respectively.  They are classified as investments on the Company’s consolidated balance sheet.

The fair values of the ARS Call Options were estimated using a discounted cash flow model.  The model considered potential changes in yields for securities with similar characteristics to the underlying ARS and evaluated possible future refinancing opportunities for the issuers of the ARS.  The analysis then assessed the likelihood that the options would be exercisable as a result of the underlying ARS being redeemed or traded in a secondary market at an amount greater than the exercise price prior to the end of the option term.  Future changes in the fair values of the ARS Call Options will be marked to market through the statement of income.

The tables below present the Company’s assets and liabilities measured at fair value as of March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Level 1	Level 2	Level 3	Balance at March 31, 2010
Assets
Investments in ARS	$-	$-	$-	$-
ARS Call Options	$-	$-	$2,369	$2,369

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

5. Investments and Fair Value Measurements (continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Asset
	ARS Call Options
	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$2,723	$-
Transfers to Level 3	-	-
Total unrealized gains (losses)
Included in nonoperating income	(299)	-
Realized gains on redemptions, included in nonoperating expense(1)	216	-
Net proceeds from redemptions (2)	(271)	-
Balance at March 31	$2,369	$-

	Asset
	Auction Rate Securities
	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$-	$116,900
Realized gains on redemptions, included in nonoperating expense(1)	-	44
Interest accretion	-	438
Redemptions (2)	-	(2,700)
Balance at March 31	$-	$114,682

(1)	The Company determines the cost basis for ARS redemptions using the specific identification method.
(2)	Partial redemption of securities at par by the issuer.

The carrying amounts and estimated fair values of the Company’s borrowings, which are discussed in detail in Note 6, as of March 31, 2010 and December 31, 2009 were as follows:

	As of March 31, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term notes payable, primarily related to owned aircraft	$548,027	$478,056	$555,319	$482,161
Lines of credit, including pre-delivery payment facilities	15,090	15,090	6,937	6,937
Senior convertible notes	-	-	30,596	29,779

6.  Borrowings

Senior Convertible Notes

In February 2005, the Company completed the private placement of $121,000 principal amount of 3.25% senior convertible notes due February 15, 2025 (the "Notes").  If certain conditions were met, the Notes were convertible into a combination of cash and common stock equivalent to the value of 75.6475 shares of the Company’s common stock per $1 par amount of Notes, or a conversion price of $13.22 per share.   As of December 31, 2009, $30,979 par amount of Notes was outstanding.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

6.  Borrowings (continued)

During 2009, the Company repurchased $90,021 par value of the Notes for $83,870 plus accrued and unpaid interest.  The book value of that portion of the Notes at the dates of the repurchase was $85,293.

On February 15, 2010, the holders of the Notes exercised their option to require the Company to purchase all of the remaining outstanding Notes for cash at a purchase price equal to 100% of their principal amount plus accrued interest. As of March 31, 2010, $0 par amount of the Notes was outstanding.

The unamortized discount of the liability component of the Notes was $383 at December 31, 2009.  This discount was amortized through February 15, 2010.  The fair value of the Notes as of December 31, 2009 was $29,779.

The following table provides additional information about the Company’s Notes:

	Three Months Ended March 31,
	2010	2009
Effective interest rate on liability component	13.5%	13.5%
Interest cost recognized as amortization of the discount of liability component	$383	$2,418
Cash interest cost recognized (coupon interest)	$126	$892

Long-Term Notes Payable

As of March 31, 2010 and December 31, 2009, the Company had long-term notes payable of $548,027 and $555,319, respectively.  Included in long-term notes payable are borrowings from Export Development Canada (“EDC”) for owned aircraft.  The borrowings are collateralized by the Company’s fleet of CRJ-900 and Q400 aircraft and bear interest at rates ranging between 3.8% and 6.7% with maturities through the fourth quarter of 2023.  Amounts outstanding under these EDC borrowings were $508,283 and $513,462 at March 31, 2010 and December 31, 2009, respectively.

The fair value of the Company’s long-term notes payable as of March 31, 2010 and December 31, 2009 was $478,056 and $482,161, respectively.  These estimates were based on either market prices or the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar liabilities.

During 2009, the Company completed a $25,000, three-year term loan financing with C.I.T Leasing and funded by CIT Bank (the “Spare Parts Loan”). The Spare Parts Loan is secured by the Company’s pool of spare repairable, rotable and expendable parts and certain aircraft engines.  The interest rate for the Spare Parts Loan is a variable rate, which is indexed to LIBOR (subject to a floor) and was 8.5% as of March 31, 2010 and December 31, 2009.  The Spare Parts Loan requires that the Company maintain a minimum liquidity level at the end of every month. The Spare Parts Loan also has standard provisions relating to the Company’s obligation to timely repay the indebtedness and maintenance of the collateral base relative to the outstanding principal amount of the borrowing.  As of March 31, 2010 and December 31, 2009, amounts outstanding under the Spare Parts Loan were $23,747 and $24,215, respectively.

Bridge Loan

On January 13, 2010, the Company entered into a short-term loan agreement with a bank for $10,000 (the “Bridge Loan”).  The Bridge Loan was secured by the Company’s anticipated 2009 federal income tax refund and had an effective interest rate of 4.5%.  The Bridge Loan was designed to temporarily provide the Company with additional working capital until it received its 2009 federal income tax refund.  The Company repaid the Bridge Loan in full upon receipt of the 2009 federal income tax refund of approximately $38,000 in late February 2010.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

6.  Borrowings (continued)

Pre-delivery Payment Financing Facilities

In January 2009, the Company amended its Continental CPA to operate an additional 15 Q400 aircraft.  The aircraft have scheduled delivery dates from August 2010 through April 2011.  In connection with this amendment, the Company executed a new pre-delivery payment (“PDP”) financing facility with EDC for up to $35,600 on substantially similar terms to its other PDP facilities.  This instrument has an interest rate indexed to LIBOR, which was 2.88% as of March 31, 2010.  Amounts outstanding under this facility were $15,090 and $6,937 at March 31, 2010 and December 31, 2009, respectively.

7.  Hedging

As of March 31, 2010 and December 31, 2009, the Company had no outstanding interest rate derivatives.  The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income for the three months ended March 31, 2010 and 2009:

Three Months Ended March 31,	Amount of Loss Reclassified from OCI into Income (Effective Portion) (2)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2010	$(756)	$-
2009	$(816)	$(1,424	)(1)

(1)
This charge is related to the debt that financed the Q400 aircraft that was destroyed in an accident during the three months ended March 31, 2009.  The associated debt was repaid during the three months ended March 31, 2009.  This loss is included in miscellaneous nonoperating expense in the Company’s condensed consolidated statement of income for the three months ended March 31, 2009.

(2)
Derivatives classified as cash flow hedges include interest rate swaps.  Amounts reclassified from OCI into income are recorded in interest expense within the Company’s condensed consolidated statements of income.

The losses from settled interest rate swaps recorded in other comprehensive income (“OCI”), net of tax, within the condensed consolidated balance sheets were $14,375 and $14,858 as of March 31, 2010 and December 31, 2009, respectively.  Included in the total net realized losses from interest rate swaps as of March 31, 2010 are $2,927 in net unrecognized losses that are expected to be reclassified from OCI into earnings during the 12 months following March 31, 2010.

Subsequent Events

To manage interest rate exposure prior to the anticipated issuance of fixed-rate debt associated with future Q400 aircraft deliveries to occur between August 2010 and April 2011, the Company commenced an interest rate hedging program in April 2010, utilizing interest rate swaptions, which are options to enter into pay-fixed interest rate swaps.  As of May 3, 2010, the Company had purchased “swaption” contracts to hedge the Company’s risk related to increases in interest rates applicable to $183,660 of debt the Company expects to borrow at a rate not to exceed 6.82% on average.  If the actual fixed rate exceeds 6.82% on average, the Company will exercise its option contracts and receive one-time cash payments based on the market value of the interest rate option contracts when the aircraft deliver.  If the actual fixed rate is less than 6.82% on average at the time of delivery, then each “swaption” contract will expire worthless.  The Company will record these interest rate “swaption” contracts as current assets on its condensed consolidated balance sheet, and increases and decreases in their fair value will be recorded in the statement of income until their expiration (unless the Company is able to employ hedge accounting in the future, which defers a portion of any gains and recognizes them over the life of the related debt).

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

7.  Hedging (continued)

In addition, to mitigate the financial risk associated with short-term changes in fuel prices, in April 2010 the Company initiated a fuel hedging program using jet fuel call options.  As previously discussed, the Company’s pro-rate code-share agreements with Continental, US Airways and United expose the Company to fuel price risk.  As of May 3, 2010, the Company has purchased average rate options covering approximately 45% of its expected fuel requirements from May through December 2010.  These options have an average strike price of $2.71 per gallon, providing financial protection if fuel prices exceed this level in any given month.  These options will be recorded as current assets on the Company’s condensed consolidated balance sheet, and any changes in fair value will be recorded through the statement of income.  The Company may purchase additional fuel purchase options in the future to help protect against fuel price increases.

8. Income Taxes

The following summarizes the significant components of the Company’s income tax expense for the periods indicated:

	Three Months Ended March 31,
	2010		2009
	Dollars	Percent	Dollars	Percent
Income tax expense at statutory rate	$(1,000)	(35.0)%	$(2,957)	(35.0)%
State income taxes, net of federal taxes	(80)	(2.8)%	(101)	(1.2)%
Settlements	-	-	13,552	160.4%
Tax-exempt income	-	-	152	1.8%
Meals and entertainment	(55)	(1.9)%	(152)	(1.8)%
Valuation allowance	(16)	(0.6)%	-	-
Other	(14)	(0.5)%	(100)	(1.2)%
Income tax (expense) benefit	$(1,165)	(40.8)%	$10,394	123.0%

The Company provides for interest and penalties accrued related to unrecognized tax benefits in nonoperating expenses.  As of March 31, 2010 and December 31, 2009, the Company had $333 and $325 of accrued interest and penalties, respectively.

The Company had $547 of unrecognized tax benefits at March 31, 2010 and December 31, 2009.  The amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $547 as of March 31, 2010.

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

9. Commitments and Contingencies

Employees. The Company operates under several collective bargaining agreements with groups of its employees.  Pinnacle has been involved in active negotiations with the Air Line Pilots Association (“ALPA”) since April 2005, when the collective bargaining agreement between the two parties became amendable.  On August 4, 2009, Pinnacle and ALPA reached a tentative agreement to amend the collective bargaining agreement.  The tentative agreement contained substantial wage rate increases and a proposed $10,200 signing bonus for Pinnacle’s pilots.  However, on September 24, 2009, Pinnacle’s pilots voted against ratification of the tentative agreement.  The parties have resumed negotiations under the direction of the National Mediation Board, however management cannot predict when the parties will reach a new tentative agreement.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

9. Commitments and Contingencies (continued)

In December 2008, Colgan’s pilots voted to select ALPA to represent them for purposes of negotiating a collective bargaining agreement with the Company.  The Company and ALPA are currently negotiating an initial agreement.  It is too early in the negotiation process to determine the timing or financial impact of this collective bargaining agreement.

On April 2, 2010, Pinnacle entered into a tentative agreement to amend its collective bargaining agreement with the United Steelworkers AFL-CIO, the union representing its ground employees.  However, on April 14, Pinnacle’s ground operation employees voted against ratification of the tentative agreement, and the parties have resumed negotiations.

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

The Company has recorded a related liability of approximately $290,000 in other non-current liabilities on its consolidated balance sheet at March 31, 2010 related to potential claims associated with this accident.  This liability is offset in its entirety by a corresponding long-term receivable, recorded in other assets on the consolidated balance sheet that the Company expects to receive from insurance carriers as claims are resolved.  These estimates may be revised as additional information becomes available.

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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

9. Commitments and Contingencies (continued)

One disputed item relates to a one-time adjustment to the Company’s block hour, cycle and fixed payment rates under the CRJ-200 ASA that was to become effective January 1, 2006.  Delta has asserted that the adjustment should have resulted in a significant decrease in the rates under the CRJ-200 ASA.  Based on the objection notice that the Company received from Delta in 2007, the impact of Delta’s assertion could be a cumulative adjustment of as much as $11,000 from 2006 through March 31, 2010, and a rate decrease of approximately $3,000 annually until the next contractually scheduled rate adjustment on January 1, 2013. The parties have agreed to arbitrate this dispute if they are unable to successfully resolve this matter.  No adjustments have occurred to the Company’s monthly collections from Delta as a result of this matter.  No provision has been recorded in the consolidated financial statements as the Company does not believe a loss is probable.

During the second half of 2009, Delta also began disputing its obligation to fully reimburse Pinnacle for its aviation insurance premiums.  During the second quarter of 2009, Delta requested that Pinnacle exit the Delta aviation insurance program and independently source its own aviation insurance.  Effective July 1, 2009, Pinnacle obtained its own independent insurance program at a cost significantly higher than what it was allocated by Delta under the Delta insurance program.  Delta has asserted that it is not obligated to reimburse the full costs of Pinnacle’s independent insurance program related to Pinnacle’s Delta Connection operations and began reducing its monthly payments to the Company.  The Company firmly believes that its operating agreements with Delta require full reimbursement of its actual aviation insurance premiums.  The Company is evaluating its potential remedies, and continues to discuss the matter with Delta.  In the event the Company is unable to successfully resolve this matter through discussions, it may be forced to seek remedy through legal action.  As a result of this matter, in the first quarter of 2010 and the fourth quarter of 2009, the Company did not recognize revenue for approximately $1,500 and $1,700, respectively, of unreimbursed insurance costs.  Additionally, the Company has not collected outstanding accounts receivable relating to this matter of approximately $1,700.  No provision has been recorded in the consolidated financial statements for the possible loss on this receivable from Delta because the Company believes that it will prevail and consequently no loss is probable.

Beginning August 1, 2009, Delta materially altered the payments related to the ground handling of the Company’s flights in the majority of the airports where Pinnacle operates under the CRJ-200 ASA, resulting in a decrease in Pinnacle’s operating income for the year ended December 31, 2009 of approximately $820 and a potential future decrease in annual operating income of approximately $1,100 (subject to fluctuation based on changes in the level of Pinnacle’s operations or the cities where Pinnacle flies under the CRJ-200 ASA).  In addition, Delta asserted that Pinnacle owed Delta a retroactive adjustment related to this ground handling issue of approximately $4,000.  Pinnacle’s ground handling revenues and expenses are recognized at the lower amounts actually received from or paid to Delta.  No provision has been recorded in the consolidated financial statements for the previously discussed retroactive adjustment because the Company does not believe a loss is probable.

In early 2010, Pinnacle and Delta reached a tentative agreement related to this ground handling dispute and other matters.  Pinnacle tentatively agreed to accept Delta’s treatment of ground handling revenues and costs for all periods after August 1, 2009, without any retroactive application prior to August 1, 2009.  Pinnacle and Delta also tentatively agreed to stipulate the prospective revenue adjustment under a provision of the CRJ-200 ASA associated with the allocation of Pinnacle’s overhead upon the establishment of a certain level of operations outside of the CRJ-200 ASA.  The parties tentatively agreed to an annual rate reduction of $2,000 for 2010 and $2,500 for 2011 and 2012 to satisfy this provision.  The parties also tentatively agreed that Delta will reimburse Pinnacle for the costs related to the change in aircraft livery of Pinnacle’s CRJ-200 fleet.  Finally, as part of the tentative agreement, Delta agreed to modify the payment terms of some of Pinnacle’s airport related costs under certain circumstances in the event Delta request Pinnacle to operate in different markets in the future.  These matters, which would affect the Company’s financial results beginning in 2010, are subject to the execution of a binding written agreement, which the parties are in the process of preparing; however, no assurances can be given that additional modification to these and other arrangements will not occur in order to settle these matters with Delta.

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

The following represents the Company’s segment data for the periods indicated:

	Three Months Ended March 31,
	2010	2009

Operating revenues:
Pinnacle	$158,607	$155,374
Colgan	49,473	52,448
Consolidated	$208,080	$207,822

Operating income (loss):
Pinnacle	$14,663	$13,901
Colgan	(1,967)	3,034
Consolidated	$12,696	$16,935

The following represents the Company’s segment assets:

	March 31, 2010	December 31, 2009
Total assets:
Pinnacle	$585,492	$616,339
Colgan	677,409	676,054
Unallocated	(5,079)	(3,297)
Consolidated	$1,257,822	$1,289,096

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

Many important factors, in addition to those discussed in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of the potential factors that could affect our results are described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Overview and Outlook.”  In light of these risks and uncertainties, and others not described in this Report, the forward-looking events discussed in this Report might not occur, might occur at a different time, or might cause effects of a different magnitude or direction than presently anticipated.

General

The following discussion and analysis by management describes the principal factors affecting the Company’s results of operations, liquidity, capital resources and contractual cash obligations.  This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”), which include additional information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results.

Our website address is www.pncl.com.  All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Overview and Outlook

Our results of operations during the first quarter of 2010 were detrimentally impacted by severe winter weather throughout the United States.  Our Colgan subsidiary was particularly affected, with 6% of flights cancelled in January and February due to weather.  This inclement weather combined with seasonally lower passenger demand in Colgan’s pro-rate operations caused Colgan to record an operating loss of $2.0 million during the first quarter of 2010.

In addition, primarily as a result of the inclement weather, Pinnacle’s operating performance during the first quarter of 2010 fell below standards established in our CRJ-200 ASA with Delta, although Pinnacle’s performance remained above the contractual minimum required performance.  Under the CRJ-200 ASA, Pinnacle incurs a reduction of revenue from Delta if its operating performance falls below certain standards related to the percentage of completed flights, on-time departures and arrivals, mishandled baggage, and customer complaints, as measured over a six month period from January to June and July to December each year.    Pinnacle’s operating performance during the first quarter of 2010 was below the requirements related to completion factor, on-time arrivals and on-time departures.  As a result Pinnacle recorded an estimate of penalties related to the first quarter of 2010 of approximately $1.0 million as a reduction of revenue.  If Pinnacle’s actual six month performance through June 30, 2010 remains below the targets in the CRJ-200 ASA, then Pinnacle will record a similar reduction of revenue during the second quarter of 2010.  However, if Pinnacle’s performance improves during the second quarter, the total amount of performance related penalties incurred under the CRJ-200 ASA could be reduced.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook (continued)

Pinnacle’s revenue and operating income was also reduced by approximately $1.5 million related to a dispute over aviation insurance reimbursements with Delta.  Our agreements with Delta generally provide for aviation insurance associated with our Delta Connection operations to be fully reimbursed by Delta.  Delta has disputed its obligation to reimburse our aviation insurance in full, and we did not receive $1.5 million related to our actual aviation insurance costs for the first quarter of 2010 (see Note 9 of our condensed consolidated financial statements, which are contained in Item 1 of this Form 10-Q).

In February 2010 we repaid the remaining $31 million par amount of our 3.25% senior convertible notes (the “Notes”).   In addition, we received our 2009 federal income tax refund in late February 2010 totaling approximately $38 million.   Upon receipt of our tax refund, we repaid a $10 million short-term credit facility that we entered into in January 2010.  This facility was designed to increase our working capital until we received our 2009 tax refund.  We had approximately $92 million of unrestricted cash and cash equivalents at March 31, 2010.

We are taking delivery of 15 Q400 aircraft from August 2010 through April 2011 that will be operated under our capacity purchase agreement with Continental.  We have a commitment from Export Development Canada to finance 85% of the purchase price of each aircraft, and we expect to use our internally generated funds to pay for the remaining amount.  We believe our current strong liquidity position and expected 2010 operating cash flow is sufficient to meet our remaining 2010 debt service requirements and the un-financed portion of our Q400 purchase commitments.  Under our capacity purchase agreement with Continental, payments associated with our capital investment in these aircraft are fixed over the ten-year term of the contract.  To protect our profitability, we implemented an interest rate hedging program in April 2010.  We have purchased interest rate “swaptions”, or options to enter into forward starting pay-fixed interest rate swaps to hedge our risk related to increases in interest rates applicable to $183.7 million of debt we expect to borrow at a rate not to exceed 6.82% on average.  If our actual fixed rate exceeds 6.82% on average, we will exercise our option contracts and receive one-time cash payments based on the market value of the interest rate option contracts when the aircraft deliver.  If our actual fixed rate is less than 6.82% on average at the time of delivery, then each “swaption” contract will expire worthless.  We will record these interest rate “swaption” contracts as current assets on our balance sheet, and increases and decreases in their fair value will be recorded in the statement of income until their expiration (unless we are able to employ hedge accounting in the future, which defers a portion of any gains and recognizes them over the life of the related debt).

  We currently expect approximately $3 million of additional hiring and training costs during the second and third quarters of 2010 in preparation of placing our new Q400 aircraft into service with Continental.  We do not expect our new operations with these aircraft to increase our earnings in 2010, but we do expect our earnings to increase in 2011 and beyond as a result of this growth.

We have several open disputed contractual issues with Delta (for additional information regarding these disputes, please see Note 9 of our condensed consolidated financial statements, which are contained in Item 1 of this Form 10-Q).  Some of these issues date back to 2007, and we have been in discussions with Delta since that time in an attempt to reach resolution.   The process to discuss and resolve these matters with Delta has taken a considerable amount of time, and many of these matters will likely not be resolved in the near future.  However, we believe that both parties desire to resolve these matters through discussion and negotiation, rather than pursue legal action.  We will continue to try to resolve these issues with Delta in an amicable manner.  Any resolution with Delta may have a material negative impact on our profitability.  In addition, if we are not successful in resolving these items through discussion and negotiation, then either we or Delta may be forced to take legal action in the future.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook (continued)

Our pro-rate operations remain susceptible to both passenger demand and fuel cost.  The Air Transport Association, an organization comprised of major airlines based in the United States, recently reported that passenger revenue at U.S. major airlines increased by 4.5% in February 2010 as compared to February 2009.  The average revenue per available seat mile in our pro-rate markets increased by 11% in the first quarter of 2010 as compared to the first quarter of 2009.  Many analysts that follow the U.S. airline industry expect passenger revenue to continue to show year-over-year increases throughout 2010.  However, fuel prices have also increased significantly since early 2009.  Our average fuel cost per gallon associated with our pro-rate operations increased 40% during the first quarter of 2010 as compared to the first quarter of 2009.  In April 2010 we implemented a fuel hedging program to protect against significant short-term increases in fuel prices.  We have purchased average rate options covering approximately 50% of our expected fuel requirements from May through December 2010.  These options have an average strike price of $2.71 per gallon, providing financial protection to us if fuel prices exceed this level in any given month.  These options will be recorded as current assets on our consolidated balance sheet, and any changes in fair value will be recorded through the statement of income.  We may purchase additional fuel purchase options in the future to help protect against fuel price increases.  We will also continue to monitor our pro-rate operations and make capacity adjustments as necessary in response to changing passenger demand and fuel prices.

  In January, we temporarily removed four aircraft within our pro-rate operations from scheduled service at New York’s LaGuardia airport.  This reduction in service was driven by an announcement that US Airways, our code-share partner at LaGuardia, intended to transfer the bulk of its regional takeoff and landing slots to Delta and significantly reduce its presence at LaGuardia.  The exchange of slots between US Airways and Delta has not yet been approved by the Department of Transportation, (the “DOT”) and we have rescheduled service with three of these aircraft at LaGuardia from June through September 2010.  In addition, we were recently awarded a contract from the DOT to operate from Boston to Plattsburgh, New York under the DOT’s Essential Air Service program.  We plan to initiate service to Plattsburgh in June.  We are analyzing long term alternatives after September 2010 for the three aircraft that will operate at LaGuardia this summer.

 During the fourth quarter of 2009, we relocated Colgan’s headquarters from Manassas, Virginia to Memphis, Tennessee.  We believe that relocating Colgan’s leadership team and system operations control center to our corporate headquarters will enhance the financial and operational performance of Colgan long-term due to a lower cost of living and the sharing of operational and safety “best practices” between Pinnacle and Colgan.  In addition, we expect to obtain certain long-term local and state tax incentives based on the number of jobs that we relocated to Memphis.

Pinnacle has been involved in negotiations with the Air Line Pilots Association (“ALPA”) since April 2005, when the collective bargaining agreement between the two parties became amendable.  In August 2009, Pinnacle and ALPA reached a tentative agreement to amend the collective bargaining agreement.  However, Pinnacle’s pilots did not ratify the tentative agreement.  We have recently resumed negotiations with ALPA under the direction of the National Mediation Board.  The failed tentative agreement provided for an increase in compensation for Pinnacle’s pilots to the industry average, which is consistent with our company-wide philosophy of industry-average pay and benefits.  In addition, the failed tentative agreement called for a one-time signing bonus of approximately $10.2 million.  While we cannot predict what the terms of a new tentative agreement will contain, we do expect any new tentative agreement to substantially increase Pinnacle’s salaries, wages and benefits costs.

Colgan’s pilots also elected representation by ALPA in late 2008, and we recently began negotiations with ALPA.  It is too early in the negotiation process for us to predict the timing or impact of a new collective bargaining agreement with ALPA covering Colgan’s pilots.

In April 2010, we announced that we had reached a tentative agreement with the United Steel Workers (the “USW”), to amend our existing collective bargaining agreement covering approximately 900 of our airport employees.  The current collective bargaining agreement became amendable in April 2010.   The new tentative agreement provided for changes in pay and benefits that would have increased our annual costs by approximately $0.5 million per year.  However, our airport employees did not ratify this tentative agreement, and we have resumed negotiations with the USW.  We cannot predict the timing or financial impact of any future tentative collective bargaining agreement with the USW.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook (continued)

We are positioning ourselves to capitalize on long-term opportunities to increase the number of regional aircraft that our subsidiaries operate.  Capacity purchase agreements for over 400 50-seat regional jet aircraft at our competitors are set to expire between now and 2015.  While many of these regional jets will likely no longer operate within the networks of the major U.S. airlines, we believe some of these contracts will be renewed or offered to other regional airlines and some will be replaced with larger regional jets.  We intend to actively compete to obtain profitable regional jet and Q400 flying during this period of transition within the industry, and we believe our history of strong operating performance with a competitive cost structure will position us to succeed.  Our capacity purchase contracts do not begin to expire until December 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following represents our results of operations, by segment and consolidated, for the three months ended March 31, 2010.  A discussion of our results of operations as compared to the same period in 2009 follows.

	Three Months Ended March 31, 2010
	Pinnacle	Colgan	Consolidated
	(in thousands)
Operating revenues
Regional airline services	$156,072	$49,417	$205,489
Other	2,535	56	2,591
Total operating revenues	158,607	49,473	208,080

Operating expenses
Salaries, wages and benefits	43,320	14,108	57,428
Aircraft rentals	29,203	848	30,051
Ground handling services	21,708	3,134	24,842
Aircraft maintenance, materials and repairs	16,206	10,366	26,572
Other rentals and landing fees	11,752	4,160	15,912
Aircraft fuel	-	5,693	5,693
Commissions and passenger related expense	878	3,552	4,430
Depreciation and amortization	5,171	3,670	8,841
Other	15,706	5,909	21,615
Total operating expenses	143,944	51,440	195,384

Operating income (loss)	14,663	(1,967)	12,696

Operating margin	9.2%	(4.0)%	6.1%

Nonoperating income (expense)
Interest expense, net			(9,791)
Miscellaneous expense, net			(48)
Total nonoperating expense			(9,839)
Income before income taxes			2,857
Income tax expense			(1,165)
Net income			$1,692

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2010 compared to the same period in 2009.

Consolidated and Segmented Results of Operations

Consolidated

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
		(in thousands)
Total operating revenue	$208,080	$207,822	$258	0%
Total operating expenses	195,384	190,887	4,497	2%
Operating income	12,696	16,935	(4,239)	(25)%
Operating margin	6.1%	8.1%	(2.0)pts.

Total nonoperating expense	(9,839)	(8,486)	(1,353)	16%

Income before income taxes	2,857	8,449	(5,592)	(66)%
Income tax (expense) benefit	(1,165)	10,394	(11,559)	(111)%
Net income	$1,692	$18,843	$(17,151)	(91)%

Operating Revenues

Operating revenue of $208.1 million for the three months ended March 31, 2010 increased $0.3 million, from operating revenues of $207.8 million for the same period in 2009.  Changes in our capacity purchase related operating revenue are primarily caused by changes in our operating fleet size and aircraft utilization.  Changes in our pro-rate related operating revenue are primarily caused by a reduction in the scope of our pro-rate operations, and by the average load factor, average passenger fare, and average incentive payments we receive from our partners and under our Essential Air Service agreements.  These changes are discussed in greater detail within our segmented results of operations.

Operating Expenses

For the three months ended March 31, 2010, operating expenses increased by $4.5 million, or 2%, compared to the same period in 2009.  This change and others are discussed in greater detail within our segmented results of operations.

Nonoperating Expense

Net nonoperating expense of $9.8 million for the three months ended March 31, 2010 increased by approximately $1.4 million as compared to the same period in 2009.  The increase is related to several items.  Throughout 2009, we repurchased portions of our senior convertible notes (“the Notes”).  On February 15, 2010, we repurchased the remaining par amount of $31.0 million.  As a result, interest expense related to the Notes decreased by $2.8 million.  During 2009, we sold our ARS portfolio to a financial institution in exchange for cash and options to repurchase the portfolio. Due to the sale of our ARS portfolio in August 2009, interest income decreased by approximately $0.8 million for the three months ended March 31, 2010.  In addition, during the three months ended March 31, 2009, the Company recorded a gain of $1.9 million on the extinguishment of $12 million par amount of the Notes, partially offset by a $1.4 million charge for the previously unrecognized hedge related loss for the debt related to the aircraft destroyed in Flight 3407.  Lastly, interest expense increased by $2.9 million related to the reversal of interest on income tax reserves during the three months ended March 31, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations (continued)

Income Tax Expense

For the three ended March 31, 2010, we recorded income tax expense of $1.2 million.  For the three months ended March 31, 2009, we recorded an income tax benefit of $10.4 million.  During 2009, we reached settlement with the IRS regarding our examination for tax years 2003 through 2005. The IRS had proposed a number of adjustments to our returns totaling approximately $35.0 million of additional tax, plus accrued interest and penalties on these proposed adjustments.  The Company agreed to pay approximately $3 million of additional income tax and accrued interest in settlement of all open tax matters for the years examined.  As a result, we recorded a reduction to income tax expense of $13.6 million for the three months ended March 31, 2009 to reduce our accrued income tax reserves pursuant to the settlement.

Pinnacle Operating Statistics

	Three Months Ended March 31,
	2010	2009		Change
Other Data:
Revenue passengers (in thousands)	2,455	2,385		3%
Revenue passenger miles (“RPMs”) (in thousands)	1,060,353	1,090,355		(3)%
Available seat miles (“ASMs”) (in thousands)	1,460,174	1,580,511		(8)%
Passenger load factor	72.6%	69.0%		3.6 pts.
Operating revenue per ASM (in cents)	10.86	9.83		10%
Operating cost per ASM (in cents)	9.86	8.95		10%
Operating revenue per block hour	$1,514	$1,423		6%
Operating cost per block hour	$1,374	$1,295		6%
Block hours	104,767	109,241		(4)%
Departures	66,575	66,630		(0)%
Average daily utilization (block hours)	8.20	8.46		(3)%
Average stage length (miles)	421	452		(7)%

Number of operating aircraft (end of period)
CRJ-200	126	124		2%
CRJ-900	16	16	(1)	0%
Employees (end of period)	3,594	4,045		(11)%

(1)
During the three months ended March 31, 2009, we operated 16 CRJ-900 aircraft under our DCA, two of which were aircraft formerly operated by another Delta Connection carrier that we were operating on a short-term basis.  We operated the “Temporary Aircraft” until the last two remaining CRJ-900 aircraft were delivered and placed into service.  The Temporary Aircraft were returned in the second quarter of 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations (continued)

Pinnacle Operating Revenues

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
		(in thousands)
Operating Revenues
Regional airline services
CRJ-200	$137,754	$137,628	$126	0%
CRJ-900	18,318	15,903	2,415	15%
Other	2,535	1,843	692	38%
Total operating revenues	$158,607	$155,374	$3,233	2%

Regional Airline Services

CRJ-200.  For the three months ended March 31, 2010, revenue earned under our CRJ-200 ASA of $137.8 million increased by $0.1 million, or 0%, compared to the same period in 2009. We experienced declines in aircraft utilization, which caused block hours to decrease by 5%.  This decrease in utilization caused a decrease of approximately $1.2 million in revenue for the three months ended March 31, 2010, as compared to the same period in the prior year.

Offsetting this decreased utilization was an increase in the 2010 rates that Delta pays us under our CRJ-200 ASA.  The Producers Price Index increased from December 2008 to December 2009, resulting in an increase of approximately 4% in our rates for 2010 under our CRJ-200 ASA.  This increase in rates caused an increase in revenue of approximately $3.1 million for the three months ended March 31, 2010, as compared to the same period in the prior year.

During the three months ended March 31, 2010, we recorded $4.5 million less in departure based revenue as a result of a change in methodology related to the amount that we earn for each departure under the CRJ-200 ASA.  As a result, the revenue we received during the three months ended March 31, 2010, related to certain ground handling services was reduced by approximately $4.5 million and our related ground handling costs were reduced by $4.2 million, with the resulting net effect a reduction of operating income of approximately $0.3 million.  Departure based revenue decreased by an additional $1.0 million due to a decrease in the number of cities in which we perform our own ground handling services.  Ground handling services in these cities are now provided by Delta or its designee.

Additionally, a change in reimbursable expenses caused revenue to increase by $4.7 million, or 10%, during the three months ended March 31, 2010, as compared to the same period in 2009.  Revenue from reimbursable expenses increased by $1.8 million related to heavy maintenance checks, $2.1 million related to increased property taxes, primarily resulting from a large settlement we received in early 2009, $1.3 million related to increased insurance expenses, and $0.9 million in other reimbursable expenses, primarily landing fees.  These increases were offset by a decrease of $1.4 million related to reduced deicing expense, which is discussed further under “Operating Expenses.”

Lastly, we recorded approximately $1.0 million in performance penalties, which are recorded as a reduction to revenue, related to our CRJ-200 ASA during the three months ended March 31, 2010, as compared to the same period in the prior year.  This was primarily attributable to operational issues we encountered as a result of winter weather.

CRJ-900.  Revenue earned under the CRJ-900 DCA was $18.3 million for the three months ended March 31, 2010, an increase of $2.4 million, or 15%, as compared to the same period in 2009.  This increase is primarily related to an increase in reimbursable expenses, which increased revenue by approximately $1.8 million.  The remaining increase is primarily related to a contractual increase in the rates that we earn under the CRJ-900 DCA.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations (continued)

Other Revenue

Other revenue increased $0.7 million, or 38%, for the three months ended March 31, 2010, as compared to the same period in 2009.  This increase is related to an increase in third party ground handling revenue, as we are providing these services to an increased number of stations.

Pinnacle Operating Expenses

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
		(in thousands)
Operating expenses
Salaries, wages and benefits	$43,320	$42,937	$383	1%
Aircraft rentals	29,203	29,157	46	0%
Ground handling services	21,708	23,114	(1,406)	(6)%
Aircraft maintenance, materials and repairs	16,206	14,390	1,816	13%
Other rentals and landing fees	11,752	13,556	(1,804)	(13)%
Commissions and passenger related expense	878	1,212	(334)	(28)%
Depreciation and amortization	5,171	4,815	356	7%
Other	15,706	12,292	3,414	28%
Total operating expenses	143,944	141,473	2,471	2%

Operating income	$14,663	$13,901	$762	5%

Operating margin	9.2%	8.9%	0.3 pts.

Salaries, wages and benefits increased by $0.4 million, or 1%, for the three months ended March 31, 2010, as compared to the same period in 2009.  This increase is primarily related to an increase in wage rates and benefits for existing employees.  This is partially offset by an 11% decrease in the number of employees, largely attributable to a reduction in ground handling personnel where we performed our own ground handling functions under the CRJ-200 ASA.  This reduction in ground handling personnel occurred as a result of Delta reassigning ground handling functions to itself or its designees.

Ground handling services decreased by $1.4 million during the three months ended March 31, 2010, as compared to the same period in 2009.  This decrease is primarily attributable to a $1.3 million decrease in deicing charges.  Beginning in 2010, Delta began directly paying for our reimbursable deicing expense.  As a result, revenue decreased by $1.4 million.  In addition, ground handling expense decreased by $0.1 million.  Although this change is nominal, there were large changes in the mix of ground handling expense, which had a significant effect on revenue.  Ground handling expense in cities where Delta or its designee provided handling decreased by $4.2 million as a result of the previously discussed dispute with Delta over the amount that we earn for each departure under the CRJ-200 ASA.  Ground handing expense in cities where we provide our own services, or engage third parties to perform ground handling increased by $4.1 million.

Aircraft maintenance, materials and repairs expenses increased $1.8 million, or 13%, for the three months ended March 31, 2010 as compared to the same period in 2009.  This increase is primarily related to a $1.7 million increase in heavy check expense, which is reimbursable under our CRJ-200 ASA. Regional airline services revenue increased $1.8 million as a result of this increase.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations (continued)

Other rentals and landing fees decreased $1.8 million, or 13%, for the three months ended March 31, 2010 as compared to the same period in 2009.  This decrease is primarily due to the closing of certain airport stations throughout 2009, which resulted in a reduction in facility rental expense of $2.4 million.  This decrease is partially offset by a $0.6 million increase in airport landing fees due to an increase in landing fee rates.

Commissions and passenger related expense decreased by $0.3 million, or 28%, for the three months ended March 31, 2010 as compared to the same period in 2009.  This is primarily related to the decrease in the number of airport locations we staff under our CRJ-200 ASA.  As a result, we do not incur the same level of passenger related expenses, as these are now paid directly by Delta or its designated ground handler.

Depreciation and amortization expense increased by $0.4 million, or 7%, for the three months ended March 31, 2010 as compared to the same period in 2009.  This is primarily related to the depreciation of two additional CRJ-900 aircraft that were placed into service during the second quarter of 2009.

Other expense increased by $3.4 million, or 28%, for the three months ended March 31, 2010 as compared to the same period in 2009.  This increase is primarily related to an increase in insurance costs. Effective July 1, 2009 the Company exited Delta’s insurance program.  The rates for our new coverage are significantly higher than those of our previous coverage under Delta, which resulted in an increase in insurance expense of $2.9 million. These insurance costs are normally reimbursed with margin by Delta.  However, Delta is currently disputing its obligation to fully reimburse us for our aviation insurance premiums.  For more information on this dispute, please refer to Note 9 of our condensed consolidated financial statements, which are contained in Item 1 of this Form 10-Q.  In addition, property tax expense increased by $2.0 million primarily as a result of a one-time property tax settlement received in early 2009.  These increases are partially offset by decreases in crew training and other crew related expenses.  We are experiencing low levels of attrition within our flight crews and are not currently hiring or training as many new crew members as we have in the past and as a result, flight crew related costs decreased by $0.7 million.  The remaining decrease of approximately $0.8 million is attributable to the decrease in the number of airport locations that we staff under our CRJ-200 ASA.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations (continued)

Colgan Operating Statistics

	Three Months Ended March 31,
	2010	2009	Change
Pro-rate Agreements:
Revenue passengers (in thousands)	231	248	(7)%
RPMs (in thousands)	39,350	42,604	(8)%
ASMs (in thousands)	94,751	111,023	(15)%
Passenger load factor	41.5%	38.4%	3.1 pts.
Passenger yield (in cents)	81.69	79.77	2%
Operating revenue per ASM (in cents)	33.92	30.61	11%
Operating revenue per block hour	$1,667	$1,532	9%
Block hours	19,283	22,176	(13)%
Departures	17,061	19,620	(13)%
Fuel consumption (in thousands of gallons)	2,371	2,633	(10)%
Average price per gallon	$2.40	$1.71	40%
Average fare	$139	$137	1%

Capacity Purchase Agreement:
Revenue passengers (in thousands)	324	329	(2)%
RPMs (in thousands)	94,250	89,705	5%
ASMs (in thousands)	145,909	149,464	(2)%
Passenger load factor	64.6%	60.0%	4.6 pts.
Operating revenue per ASM (in cents)	11.84	12.32	(4)%
Operating revenue per block hour	$1,619	$1,569	3%
Block hours	10,668	11,735	(9)%
Departures	7,027	7,468	(6)%

Total Colgan:
Block hours	29,951		33,911	(12)%
Departures	24,088		27,088	(11)%
ASMs (in thousands)	240,660		260,487	(8)%
Total operating cost per ASM (in cents)	21.37		18.97	13%
Total operating cost per block hour	$1,717		$1,457	18%
Average daily utilization (block hours)	6.88		7.66	(10)%
Average stage length (miles)	222		217	2%
Number of operating aircraft (end of period)
Saab 340	34	(1)	34	0%
Q400	14		14	0%
Employees (end of period)	1,258		1,321	(5)%

(1)	Four of the Saab 340 aircraft operating as US Airways Express were temporarily removed from scheduled service during the three months ended March 31, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations (continued)

Colgan Operating Revenue

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
		(in thousands)
Operating Revenues
Regional airline services
Pro-rate and EAS	$32,144	$33,986	$(1,842)	(5)%
Capacity purchase agreement	17,273	18,407	(1,134)	(6)%
Other	56	55	1	2%
Total operating revenues	$49,473	$52,448	$(2,975)	(6)%

Total operating revenue for the three months ended March 31, 2010 of $49.5 million decreased by $3.0 million, or 6%, from the same period in 2009.  The primary reason for this decrease is the decrease in our pro-rate operations, coupled with a decrease in our Q400 fleet size, along with decreased utilization.

Revenue earned under our pro-rate and Essential Air Service (“EAS”) agreements decreased by $1.8 million, or 5%, during the three months ended March 31, 2010 as compared to the prior period.  This decrease is attributable to a decrease in ASMs of 15%, as compared to the same period in 2009.  As of March 31, 2010, we operated 34 Saab aircraft under pro-rate agreements, although four of these aircraft did not operate in scheduled service during the three months ended March 31, 2010.  Offsetting this decrease in capacity was an increase of 11% in revenue per available seat mile in our remaining markets, which was primarily attributable to an increase in average fares and load factor.

Revenue under our Continental CPA for the three months ended March 31, 2010 decreased by $1.1 million, or 6%, due to changes in our Q400 aircraft fleet.  The average number of Q400 aircraft in our fleet during the three months ended March 31, 2009 decreased by 3%, as compared to the same period in 2009.  During the three months ended March 31, 2010, we operated one fewer aircraft than the same period in the previous year.  In addition, utilization of our Q400 aircraft decreased year over year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations (continued)

Colgan Operating Expenses

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
		(in thousands)
Operating expenses
Salaries, wages and benefits	$14,108	$13,903	$205	1%
Aircraft rentals	848	1,335	(487)	(36)%
Ground handling services	3,134	3,348	(214)	(6)%
Aircraft maintenance, materials and repairs	10,366	10,746	(380)	(4)%
Other rentals and landing fees	4,160	4,847	(687)	(14)%
Aircraft fuel	5,693	4,517	1,176	26%
Commissions and passenger related expense	3,552	3,615	(63)	(2)%
Depreciation and amortization	3,670	3,766	(96)	(3)%
Other	5,909	3,337	2,572	77%
Total operating expenses	51,440	49,414	2,026	4%

Operating (loss) income	$(1,967)	$3,034	$(5,001)	(165)%

Operating margin	(4.0)%	5.8%	(9.8)pts.

Salaries, wages and benefits increased by $0.2 million, or 1%, during the three months ended March 31, 2010 as compared to the same period in 2009.  The slight increase is primarily related to increases in wage rates and benefits for existing employees.  This is partially offset by 5% decline in the number of employees, primarily related to the closing of certain pro-rate airport stations during 2009.

Aircraft rentals decreased by $0.5 million, or 36%, for the three months ended March 31, 2010 compared to the same period in 2009.  This decrease is attributable to the return of two leased Saab aircraft and four leased Beech 1900D aircraft in early 2009.

Ground handling services decreased by $0.2 million, or 6%, during the three months ended March 31, 2010, as compared to the same period in 2009.  This was primarily attributable to the decrease in departures in our pro-rate operations.  Changes in our Q400 operations have no effect on ground handling services expense, as ground handling services associated with our Q400 operations are provided by Continental at no cost under the Continental CPA.

Aircraft maintenance, materials and repairs expenses decreased $0.4 million, or 4%, during the three months ended March 31, 2010, as compared to the same period in 2009.  We experienced a $1.5 million increase in engine maintenance expense related to a new time and materials contract covering our Q400 engines.  This was offset by a decrease in check and other maintenance expense related to certain maintenance costs necessary to restore certain Saab and Beech aircraft to a condition suitable for return to the lessor during the first quarter of 2009.

Other rentals and landing fees decreased by $0.7 million, or 14%, for the three months ended March 31, 2010, as compared to the same period in 2009.  Landing fees decreased as a result of an 11% decrease in the number of departures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated and Segmented Results of Operations (continued)

Aircraft fuel expense increased by $1.2 million, or 26%, for the three months ended March 31, 2010 as compared to the same period in 2009.  This increase is primarily related to the increase in the average price of fuel.  The average price paid per gallon increased 40% during the three months ended March 31, 2010, as compared to the same period in 2009.  Partially offsetting this increase in price, was a 10% decrease in the total number of gallons consumed during the three months ended March 31, 2010  Aircraft fuel associated with our Q400 operations is provided at no cost under the Continental CPA.

Commissions and passenger related expenses decreased by $0.1 million, or 2%, for the three months ended March 31, 2010 as compared to the same period in the 2009.  This is primarily attributable to a 7% decrease in the number of passengers carried by our pro-rate operations.  As a result and partially offsetting this decrease was an increase in interrupted trip expense incurred during winter weather.

Depreciation and amortization expense decreased by $0.1 million, or 3%, for the three months ended March 31, 2010, as compared to the same period in 2009.  This is attributable to having 3% fewer average Q400 aircraft in our operating fleet.

Other expenses increased by $2.6 million, or 77%, during the three months ended March 31, 2010, as compared to the same period in 2009.  As previously mentioned, the Company obtained new insurance coverage with significantly higher rates resulting in a $0.4 million increase of insurance expense.  Crew training and other crew related expenses increased $0.6 million related to the planned addition of 15 Q400 aircraft to the fleet in 2010 and 2011.  In addition, during the first quarter of 2009, the Company recorded a reduction to expense of $0.8 million related to the excess of property insurance proceeds received over the cost basis of the Q400 aircraft that was destroyed in Flight 3407.

Liquidity and Capital Resources

We generate cash primarily by providing regional airline and related services to our code-share partners and passengers.  As of March 31, 2010, we had cash and cash equivalents of $92.0 million.  This included a 2009 federal income tax refund of approximately $38 million that we received in February 2010.  Net cash provided by operations was $40.9 million and $6.4 million for the three months ended March 31, 2010 and 2009, respectively.  We do not anticipate making federal income tax payments in 2010 due to the accelerated depreciation recognized for tax purposes related to our newly acquired CRJ-900 and Q400 aircraft.

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

In August 2009, we entered into a Purchase and Release Agreement (the “ARS Settlement Agreement”) with the financial institution that originally sold us the ARS portfolio.  Pursuant to the terms of the ARS Settlement Agreement, the institution purchased our ARS portfolio at a discount to par plus accrued interest.  In addition, the institution granted us three-year options to repurchase all or a portion of the ARS from the institution at the same discount to par that the institution paid to us under the ARS Settlement Agreement (the “ARS Call Options”).  We received approximately $27 million from the ARS Settlement.  Our ARS Call Options were valued at $2.4 million at March 31, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

In July 2009, we completed a three-year term loan financing for $25 million (the “Spare Parts Loan”).  The Spare Parts Loan is secured by our pool of spare repairable, rotable and expendable parts and certain aircraft engines.  The interest rate for the Spare Parts Loan is a variable rate, which is indexed to LIBOR (subject to a floor) and was 8.5% as of March 31, 2010. The Spare Parts Loan requires that we maintain a minimum liquidity level at the end of every month and at specified times preceding the maturity date or call date of certain other indebtedness. The Spare Parts Loan also has standard provisions relating to our obligation to timely repay the indebtedness and maintenance of the collateral base relative to the outstanding principal amount of the borrowing.  On January 13, 2010, we amended the Spare Parts Loan to reduce the required minimum liquidity level on four specific dates during the first quarter of 2010.  Amounts outstanding under the Spare Parts Loan were $23.7 million as of March 31, 2010.

In February 2005, we issued $121.0 million principal amount of our 3.25% senior convertible notes due 2025.  The Notes bore interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year.  On February 15, 2010, the holders of the Notes exercised their option to require us to purchase all of the remaining outstanding Notes for cash at a purchase price equal to 100% of their principal amount plus accrued interest.  On February 16, 2010, we repurchased the remaining $31.0 million outstanding Notes.

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

We are required to make pre-delivery payments to Bombardier for the 15 firm Q400 aircraft that we have on order.  These payments began in January 2009 and will continue through October 2010.  Approximately 85% of the remaining pre-delivery payments to be made in 2010 will be financed under a pre-delivery payment financing facility provided by Export Development Canada (“EDC”).  The remaining 15% or approximately $5 million will be funded through our internal capital resources.  This unfinanced portion of our pre-delivery payment requirements is scheduled to be paid in the second quarter of 2010.  The interest rate associated with this pre-delivery payment facility is indexed to LIBOR, and was 2.88% as of March 31, 2010.  The outstanding balance of these borrowings as of March 31, 2010 was $15.1 million.  As each aircraft is delivered to us, we repay the associated borrowings.

We have also obtained a commitment from EDC to finance 85% of the purchase price of the 15 Q400 aircraft on order upon the delivery of each aircraft.

Operating activities. Net cash provided by operating activities was $40.9 million during the three months ended March 31, 2010.  This is primarily attributable to the approximately $38 million tax refund we received in February 2010, and due to approximately $2.9 million in cash generated from our operations.  Net cash provided by operating activities was $6.4 million during the three months ended March 31, 2009.

Investing activities.  Net cash used in investing activities for the three months ended March 31, 2010 was $1.6 million.  This is primarily attributable to $1.8 million in net cash purchases of property and equipment, offset by $0.2 million of net proceeds from ARS redemptions.

Net cash provided by investing activities for the three months ended March 31, 2009 was $5.0 million.  This was primarily attributable to insurance proceeds of $3.6 million and proceeds from redemptions of ARS of $2.7 million, offset by $1.3 million in cash purchases of property and equipment.

We expect non-aircraft cash capital expenditures for the remainder 2010 to be approximately $6 to $8 million. We expect to fund the non-aircraft capital expenditures with existing cash resources and cash flows generated from our operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

 Financing activities. Net cash used in financing activities for the three months ended March 31, 2010 totaled $38.9 million.  This was primarily related to $31.0 million used to repurchase the remaining par amount of the Company’s Notes and $17.9 million of principal payments on other debt obligations, including the Bridge Loan.  As previously discussed, we received proceeds of $10.0 million related to the Bridge Loan in January 2010, and repaid the Bridge Loan in full upon receipt of our federal income tax refund in February 2010.

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

Guarantees and indemnifications.  We had $3.1 million invested in demand deposit accounts and in other similar instruments at March 31, 2010 and December 31, 2009, respectively.  These deposit accounts are used as collateral for standby letter of credit facilities that we maintain for various vendors.  As of March 31, 2010 and December 31, 2009, we had $2.9 million of standby letters of credit outstanding, respectively.

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

Commodity Price Risk

Our pro-rate operations include exposure to certain market risks primarily related to aircraft fuel, which recently has been extremely volatile.  Aviation fuel expense is a significant expense for any air carrier, and even marginal changes in the cost of fuel greatly affect a carrier’s profitability.  Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply.  While our capacity purchase agreements require that fuel be provided to us at no cost, thereby reducing our overall exposure to fuel price fluctuations, our pro-rate code-share agreements with Continental, US Airways, and United expose us to fuel price risk.  Slightly offsetting our fuel risk, our agreement with Continental provides for an adjustment to the pro-rate revenue we receive from Continental based on projected changes in fuel prices.  For the projected annualized fuel consumption related to our pro-rate agreements, each ten percent change in the price of aircraft fuel from current levels would result in a change in annual fuel costs of approximately $2.3 million.

To mitigate the financial risk associated with dramatic short-term increases in fuel prices, in April the Company initiated a fuel hedging program using out-of-the-money aircraft fuel call options for a portion of its anticipated fuel consumption needs from May through December 2010.

Interest Rate Risk

Aircraft financing. We are exposed to interest rate risk from the time of entering into purchase commitments until the delivery of aircraft, at which time we receive permanent, fixed-rate financing for each aircraft.  In January 2009, we entered into a purchase agreement for 15 firm Q400 aircraft with Bombardier, which will deliver between August 2010 and April 2011.  Should interest rates rise by 100 basis points before we take delivery, and assuming that we do not hedge against potential rate increases on the anticipated debt prior to delivery of the Q400 aircraft, aggregate interest expense in the first year of financing would increase by approximately $2.0 million.

To mitigate the financial risk of significant increases in interest rates prior to the anticipated issuance of fixed-rate debt associated with Q400 aircraft deliveries to occur between August 2010 and April 2011, the Company initiated an interest rate hedging program in April, utilizing out-of-the-money interest rate swaptions (options to enter into pay-fixed interest rate swaps).

Item 4. Controls and Procedures

The Company, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There has been no change in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes to the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

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