Form 10-Q
period 2010-08-03
PINNACLE AIRLINES CORP
filed 2010-08-03
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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

As of August 3, 2010, 18,571,852 shares of common stock were outstanding.

Part 1.  Financial Information

Item 1.  Financial Statements

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2010	2009

Operating revenues
Regional airline services	$214,844	$209,212
Other	3,876	2,051
Total operating revenues	218,720	211,263

Operating expenses
Salaries, wages and benefits	57,750	55,757
Aircraft rentals	30,004	30,094
Ground handling services	22,921	22,196
Aircraft maintenance, materials and repairs	27,044	26,333
Other rentals and landing fees	17,411	17,925
Aircraft fuel	6,727	5,254
Commissions and passenger related expense	5,194	5,227
Depreciation and amortization	8,793	8,782
Other	23,107	17,512
Total operating expenses	198,951	189,080

Operating income	19,769	22,183

Operating income as a percentage of operating revenues	9.0%	10.5%
Nonoperating (expense) income
Interest expense, net	(8,810)	(12,171)
Miscellaneous expense, net	(1,231)	(346)
Total nonoperating expense	(10,041)	(12,517)
Income before income taxes	9,728	9,666
Income tax expense	(3,841)	(3,673)
Net income	$5,887	$5,993

Basic and diluted earnings per share	$0.32	$0.33

Shares used in computing basic earnings per share	18,137	17,970
Shares used in computing diluted earnings per share	18,449	17,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Six Months Ended June 30,
	2010	2009

Operating revenues
Regional airline services	$420,333	$415,136
Other	6,467	3,949
Total operating revenues	426,800	419,085

Operating expenses
Salaries, wages and benefits	115,178	112,597
Aircraft rentals	60,055	60,586
Ground handling services	47,763	48,658
Aircraft maintenance, materials and repairs	53,616	51,469
Other rentals and landing fees	33,323	36,328
Aircraft fuel	12,420	9,771
Commissions and passenger related expense	9,624	10,054
Depreciation and amortization	17,634	17,363
Other	44,722	33,141
Total operating expenses	394,335	379,967

Operating income	32,465	39,118

Operating income as a percentage of operating revenues	7.6%	9.3%
Nonoperating (expense) income
Interest expense, net	(18,601)	(21,058)
Miscellaneous (expense) income, net	(1,279)	55
Total nonoperating expense	(19,880)	(21,003)
Income before income taxes	12,585	18,115
Income tax (expense) benefit	(5,006)	6,721
Net income	$7,579	$24,836

Basic earnings per share	$0.42	$1.38
Diluted earnings per share	$0.41	$1.38

Shares used in computing basic earnings per share	18,112	17,968
Shares used in computing diluted earnings per share	18,454	17,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2010	December 31, 2009
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$79,010	$91,574
Restricted cash	3,115	3,115
Receivables, net	34,779	34,518
Spare parts and supplies, net	20,848	19,472
Prepaid expenses and other assets	16,022	3,508
Assets held for sale	-	1,255
Deferred income taxes, net of allowance	10,111	10,406
Income taxes receivable	1,886	40,803
Total current assets	165,771	204,651
Property and equipment
Flight equipment	756,917	755,236
Aircraft pre-delivery payments	37,848	12,049
Other property and equipment	49,970	48,710
Less accumulated depreciation	(103,838)	(86,501)
Net property and equipment	740,897	729,494

Investments	2,587	2,723
Debt issuance costs, net	4,214	3,561
Goodwill	18,422	18,422
Intangible assets, net	11,590	12,586
Other assets, primarily insurance receivables	320,221	317,659
Total assets	$1,263,702	$1,289,096

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$36,607	$36,085
Senior convertible notes	-	30,596
Pre-delivery payment facility	27,393	2,027
Accounts payable	26,896	23,982
Deferred revenue	24,363	24,363
Accrued expenses and other current liabilities	61,022	60,610
Total current liabilities	176,281	177,663
Noncurrent pre-delivery payment facility	-	4,910
Long-term debt, less current maturities	500,771	519,234
Deferred revenue, net of current portion	166,273	177,711
Deferred income taxes	17,782	13,532
Other liabilities	290,479	293,809

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 23,065,179 and 22,786,743 shares issued, respectively	231	228
Treasury stock, at cost, 4,493,327 and 4,450,092 shares, respectively	(68,479)	(68,152)
Additional paid-in capital	123,185	121,513
Accumulated other comprehensive loss	(13,479)	(14,431)
Retained earnings	70,658	63,079
Total stockholders’ equity	112,116	102,237
Total liabilities and stockholders’ equity	$1,263,702	$1,289,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2010	2009

Operating activities
Net income	$7,579	$24,836
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,562	20,260
Interest accretion, net	383	3,948
Deferred income taxes	4,056	42,255
Recognition of deferred revenue	(11,438)	(11,600)
Other	4,010	3,976
Changes in operating assets and liabilities:
Restricted cash	-	659
Receivables	(253)	1,200
Prepaid expenses and other assets	(20,380)	(588)
Insurance proceeds	604	2,350
Spare parts and supplies	(2,480)	(1,898)
Income taxes receivable (payable)	38,918	(2,591)
Accounts payable and accrued expenses	3,242	(5,969)
Change in uncertain income tax positions and related interest	16	(19,356)
Increase in deferred revenue	-	5,270
Cash provided by operating activities	44,819	62,752
Investing activities
Purchases of property and equipment, net	(3,223)	(5,498)
Proceeds from sales of investments	390	5,650
Aircraft pre-delivery payments	(5,344)	-
Proceeds from sales of Beech aircraft	1,450	-
Insurance proceeds related to property and equipment	-	3,576
Cash (used in) provided by investing activities	(6,727)	3,728
Financing activities
Proceeds from debt	10,000	526
Repurchase of senior convertible notes	(30,979)	(8,870)
Payments on debt and pre-delivery payment facilities	(28,050)	(32,482)
Payments on capital leases	(1,183)	(575)
Other financing activites	(444)	(339)
Cash (used in) financing activities	(50,656)	(41,740)

Net (decrease) increase in cash and cash equivalents	(12,564)	24,740
Cash and cash equivalents at beginning of period	91,574	69,469
Cash and cash equivalents at end of period	$79,010	$94,209

Noncash investing and financing activities
Property and equipment acquired through the issuance of debt	$20,455	$48,477
Debt retired with insurance proceeds	$-	$15,424
Unrealized gain on auction rate securities	$-	$(4,598)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INDEX

1. Description of Business and Basis of Presentation	7. Hedging Activities
2. Code-Share Agreements with Partners	8. Income Taxes
3. Earnings Per Share	9. Commitments and Contingencies
4. Comprehensive Income	10. Segment Reporting
5. Investments and Fair Value Measurements	11. Subsequent Events
6. Borrowings

1.  Description of Business and Basis of Presentation

Pinnacle Airlines Corp. and its wholly owned subsidiaries, Pinnacle Airlines, Inc. and Colgan Air, Inc., are collectively referred to in this report as the “Company,” except as otherwise noted.  The Company’s subsidiaries will be referred to as “Pinnacle” for Pinnacle Airlines, Inc. and “Colgan” for Colgan Air, Inc.

Pinnacle operates an all-regional jet fleet and provides regional airline capacity to Delta Air Lines, Inc. and its subsidiaries (“Delta”) as a Delta Connection carrier at its hub airports in Atlanta, Detroit, Memphis, and Minneapolis/St. Paul.  At June 30, 2010, Pinnacle operated 126 Canadair Regional Jet (“CRJ”)-200 aircraft with 732 daily departures to 128 cities in 31 states, the District of Columbia and four Canadian provinces.  Pinnacle also operated a fleet of 16 CRJ-900 aircraft as a Delta Connection carrier in Atlanta with 79 daily departures to 29 cities in 15 states, the District of Columbia, Belize, Mexico, Turks and Caicos Islands, U.S. Virgin Islands, and two Canadian provinces.

Colgan operates an all-turboprop fleet under a regional airline capacity purchase agreement with Continental Airlines, Inc. (“Continental”), and also under revenue pro-rate agreements with Continental, United Air Lines, Inc. (“United”) and US Airways Group, Inc. (“US Airways”).  Colgan’s operations are focused primarily in the northeastern United States and Texas. As of June 30, 2010, Colgan had 256 scheduled daily departures to 42 destinations in ten states and the District of Columbia within its pro-rate operations.  Colgan operated under revenue pro-rate agreements 13 Saab 340 aircraft as Continental Connection from Continental’s hub airport in Houston, 11 Saab 340 aircraft as United Express at Washington/Dulles, and ten Saab 340 aircraft as US Airways Express in Boston and New York City.  Colgan also operated 14 Bombardier Q400 aircraft providing 94 daily departures to 14 cities in 11 states, the District of Columbia and two Canadian provinces under a capacity purchase agreement with Continental at its global hub at Newark/Liberty International Airport.

These interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods indicated.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

All amounts contained in the notes to the condensed consolidated financial statements are presented in thousands, with the exception of years, per share amounts and number of aircraft.  Certain reclassifications have been made to conform prior year financial information to the current period presentation.

For the three and six months ended June 30, 2010, the Company has considered subsequent events through the date its condensed consolidated financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

1.  Description of Business and Basis of Presentation (continued)

New Accounting Standards.  In September 2009, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached final consensus on Issue 08-1, Revenue Arrangements with Multiple Deliverables, or Issue 08-1, which will update Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, Issue 08-1 requires enhanced disclosures in financial statements. Issue 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. The Company is currently evaluating the impact this Issue will have on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, which amends ASC 860, Transfers and Servicing.  This guidance requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year beginning after November 15, 2009 (calendar year 2010). The Company adopted this guidance on January 1, 2010.  The application of the requirements of this guidance did not have a material effect on the accompanying condensed consolidated financial statements.

2.  Code-Share Agreements with Partners

The Company’s operating contracts fall under two categories: capacity purchase agreements and revenue pro-rate agreements.  The Company’s pro-rate agreements are primarily modified pro-rate agreements, as they are designed to maintain a base level of revenue.  The following is a summary of the percentage of regional airline services revenue attributable to each contract type and code-share partner for the three and six months ended June 30, 2010.

	Three Months Ended June 30, 2010
	Percentage of Regional Airline Service Revenue
		Pro-Rate Agreements
Source of Revenue	Capacity Purchase Agreements	Standard	Modified	Total
Delta	73%	-	-	73%
Continental	9%	-	7%	16%
United	-	-	6%	6%
US Airways	-	3%	-	3%
Essential Air Service	-	-	2%	2%
Total	82%	3%	15%	100%

	Six Months Ended June 30, 2010
	Percentage of Regional Airline Service Revenue
		Pro-Rate Agreements
Source of Revenue	Capacity Purchase Agreements	Standard	Modified	Total
Delta	74%	-	-	74%
Continental	9%	-	7%	16%
United	-	-	5%	5%
US Airways	-	3%	-	3%
Essential Air Service	-	-	2%	2%
Total	83%	3%	14%	100%

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

3.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$5,887	$5,993	$7,579	$24,836

Basic earnings per share	$0.32	$0.33	$0.42	$1.38

Diluted earnings per share	$0.32	$0.33	$0.41	$1.38

Share computation:
Weighted average number of shares outstanding for basic earnings per share	18,137	17,970	18,112	17,968
Share-based compensation (1)	312	9	342	6
Weighted average number of shares outstanding for diluted earnings per share	18,449	17,979	18,454	17,974

(1)
During the three months ended June 30, 2010 and 2009, options to acquire 1,362 and 1,725 shares, respectively, were excluded from the computation of diluted EPS as their impact was anti-dilutive. During the six months ended June 30, 2010 and 2009, options to acquire 1,328 and 1,678 shares, respectively, were excluded from the computation of diluted EPS as their impact was anti-dilutive.

4.  Comprehensive Income

The components of comprehensive income, net of related taxes, for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$5,887	$5,993	$7,579	$24,836
Adjustments:
Amortization of unrealized actuarial gain	(4)	(5)	(7)	(12)
Change in cash flow hedge unrealized loss	477	468	959	1,910
Unrealized gain on investments	-	4,404	-	4,404
Total comprehensive income	$6,360	$10,860	$8,531	$31,138

5. Investments and Fair Value Measurements

The Company invests excess cash balances primarily in short-term money market instruments and overnight repurchase agreements.

Prior to August 2009, Company’s investment portfolio consisted primarily of auction rate securities (“ARS”).  In August 2009, the Company reached an agreement to sell its portfolio of ARS to the financial institution that originally sold the ARS portfolio to the Company (the “ARS Settlement”).   The ARS Settlement provides that for a period of three years from the date of the ARS Settlement, the Company shall have the right to repurchase all or a portion of the ARS at the same discount to par the bank paid to the Company under the ARS Settlement (the “ARS Call Options”).  During the three months ended September 30, 2009, the Company determined the initial fair value of the ARS Call Options and the corresponding gain from the ARS Settlement to be $4,078.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

5. Investments and Fair Value Measurements (continued)

During the three months ended June 30, 2010, upon redemption of certain ARS by the issuer at par, the Company exercised a portion of the ARS Call Options and received net cash proceeds of $119 and recorded a realized gain of $98. During the six months ended June 30, 2010, upon redemption of certain ARS by the issuer at par, the Company exercised a portion of the ARS Call Options and received net cash proceeds of $390 and recorded a realized gain of $314. The Company determined the fair value of the remaining ARS Call Options to be $2,587 and $2,723 at June 30, 2010 and December 31, 2009, respectively.  They are classified as investments on the Company’s condensed consolidated balance sheets.

The fair values of the ARS Call Options were estimated using a discounted cash flow model.  The model considered potential changes in yields for securities with similar characteristics to the underlying ARS and evaluated possible future refinancing opportunities for the issuers of the ARS.  The analysis then assessed the likelihood that the options would be exercisable as a result of the underlying ARS being redeemed or traded in a secondary market at an amount greater than the exercise price prior to the end of the option term.  Future changes in the fair values of the ARS Call Options will be marked to market through the condensed consolidated statement of income.   The Company has determined that its ARS Call Options in their entirety are classified in Level 3 of the fair value hierarchy.

As discussed in Note 7, Hedging Activities, the Company utilizes aircraft fuel call options and options to purchase forward interest rate swaps (“Swaptions”) in order to manage its commodity price risk and interest rate risk, respectively.

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  The Company has classified its derivatives in Level 2 of the fair value hierarchy, as the significant inputs to the overall valuations are based on market-observable data or information derived from or corroborated by market-observable data, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value a derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. The Company uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, and correlations of such inputs.  For the Company’s derivatives, all of which trade in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider.  However, as of June 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The tables below present the Company’s assets and liabilities measured at fair value as of June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Level 1	Level 2	Level 3	Balance at June 30, 2010
Assets
Aircraft fuel call options (1)	$-	$47	$-	$47
Interest rate Swaptions (1)	$-	$183	$-	$183
Investments in ARS	$-	$-	$-	$-
ARS Call Options	$-	$-	$2,587	$2,587

(1)	For additional discussion and description of these assets, please refer to Note 7, Hedging Activities.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

5. Investments and Fair Value Measurements (continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Asset
	ARS Call Options
	Six Months Ended June 30,
	2010	2009
Balance at beginning of period	$2,723	$-
Transfers to Level 3	-	-
Total unrealized gains (losses)
Included in nonoperating expense	(299)	-
Realized gains on redemptions, included in nonoperating expense(1)	216	-
Net proceeds from redemptions (2)	(271)	-
Balance at March 31	$2,369	$-
Transfers to Level 3	-	-
Total unrealized gains (losses)
Included in nonoperating expense	239	-
Realized gains on redemptions, included in nonoperating expense(1)	98	-
Net proceeds from redemptions (2)	(119)	-
Balance at June 30	$2,587	$-

	Asset
	Auction Rate Securities
	Six Months Ended June 30,
	2010	2009
Balance at beginning of period	$-	$116,900
Transfer to Level 3	-	-
Total unrealized gains (losses)
Included in nonoperating expense	-	-
Included in other comprehensive income (“OCI”)	-	-
Realized gains on redemptions, included in nonoperating expense(1)	-	44
Interest accretion	-	438
Redemptions (2)	-	(2,700)
Balance at March 31	$-	$114,682
Transfers to Level 3	-	-
Total unrealized gains (losses)
Included in nonoperating expense	-	(966)
Included in OCI	-	4,598
Realized gains on redemptions, included in nonoperating expense(1)	-	632
Interest accretion	-	437
Redemptions (2)	-	(2,950)
Balance at June 30	$-	$116,433

(1)	The Company determines the cost basis for ARS redemptions using the specific identification method.
(2)	Partial redemption of securities at par by the issuer.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

5. Investments and Fair Value Measurements (continued)

    The carrying amounts and estimated fair values of the Company’s borrowings, which are discussed in detail in Note 6, as of June 30, 2010 and December 31, 2009 were as follows:

	As of June 30, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term notes payable, primarily related to owned aircraft	$537,378	$468,782	$555,319	$482,161
Lines of credit, including pre-delivery payment facilities	27,393	27,393	6,937	6,937
Senior convertible notes	-	-	30,596	29,779

6.  Borrowings

Senior Convertible Notes

In February 2005, the Company completed the private placement of $121,000 principal amount of 3.25% senior convertible notes due February 15, 2025 (the "Notes").  If certain conditions were met, the Notes were convertible into a combination of cash and common stock equivalent to the value of 75.6475 shares of the Company’s common stock per $1 par amount of Notes, or a conversion price of $13.22 per share.   During 2009, the Company repurchased $90,021 par value of the Notes for $83,870 plus accrued and unpaid interest.  The book value of that portion of the Notes at the dates of the repurchase was $85,293.  As of December 31, 2009, $30,979 par amount of Notes was outstanding.

On February 15, 2010, the holders of the Notes exercised their option to require the Company to purchase all of the remaining outstanding Notes for cash at a purchase price equal to 100% of their principal amount plus accrued interest. As of June 30, 2010, $0 par amount of the Notes was outstanding.

The unamortized discount of the liability component of the Notes was $383 at December 31, 2009.  This discount was amortized through February 15, 2010.  The fair value of the Notes as of December 31, 2009 was $29,779.

The following table provides additional information about the Company’s Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Effective interest rate on liability component	-	13.5%	13.5%	13.5%
Interest cost recognized as amortization of the discount of liability component	$-	$2,449	$383	$4,867
Cash interest cost recognized (coupon interest)	$-	$886	$126	$1,778

Long-Term Notes Payable

As of June 30, 2010 and December 31, 2009, the Company had long-term notes payable of $537,378 and $555,319, respectively.  Included in long-term notes payable are borrowings from Export Development Canada (“EDC”) for owned aircraft.  The borrowings are collateralized by the Company’s fleet of CRJ-900 and Q400 aircraft and bear interest at rates ranging between 3.8% and 6.7% with maturities through the fourth quarter of 2023.  Amounts outstanding under these EDC borrowings were $499,243 and $513,462 at June 30, 2010 and December 31, 2009, respectively.

The fair value of the Company’s long-term notes payable as of June 30, 2010 and December 31, 2009 was $468,782 and $482,161, respectively.  These estimates were based on either market prices or the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar liabilities.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

6.  Borrowings (continued)

During 2009, the Company completed a $25,000, three-year term loan financing with C.I.T Leasing and funded by CIT Bank (the “Spare Parts Loan”). The Spare Parts Loan is secured by Pinnacle’s and Colgan’s pool of spare repairable, rotable and expendable parts and certain aircraft engines.  The interest rate for the Spare Parts Loan is a variable rate, which is indexed to LIBOR (subject to a floor) and was 8.5% as of June 30, 2010 and December 31, 2009.  The Spare Parts Loan requires that the Company maintain a minimum liquidity level at the end of every month. The Spare Parts Loan also has standard provisions relating to the Company’s obligation to timely repay the indebtedness and maintenance of the collateral base relative to the outstanding principal amount of the borrowing.  As of June 30, 2010 and December 31, 2009, amounts outstanding under the Spare Parts Loan were $23,278 and $24,215, respectively.

Pre-delivery Payment Financing Facilities

In January 2009, the Company amended its Continental CPA to operate an additional 15 Q400 aircraft.  The aircraft began delivering in July 2010 and will continue delivery through April 2011.  In connection with this amendment, the Company executed a new pre-delivery payment (“PDP”) financing facility with EDC for up to $35,600 on substantially similar terms to its other PDP facilities.  This instrument has an interest rate indexed to LIBOR, which was 2.95% as of June 30, 2010.  Amounts outstanding under this facility were $27,393 and $6,937 at June 30, 2010 and December 31, 2009, respectively.

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

7.  Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions.  As part of the Company’s overall risk management strategy, the Company utilizes financial derivative instruments to minimize exposure to unplanned decreases in earnings and cash flows that could be caused by volatility in aircraft fuel and interest rates.  Financial derivative instruments that are used as part of the Company’s risk management strategy include aircraft fuel call options, interest rate Swaptions, and interest rate swaps.  The use of these derivative financial instruments is consistent with the Company’s risk management objective to mitigate exposure to the variability of future cash flows attributable to potential increases relating to volatility in aircraft fuel prices and interest rates on the anticipated issuance of fixed-rate debt.  The Company does not hold or issue any derivative financial instruments for speculative or trading purposes.

Aircraft Fuel Call Options

As a result of the Company’s pro-rate code-share agreements with Continental, US Airways and United, the Company is exposed to aircraft fuel price risk. The Company purchases aircraft fuel in quantities expected to be used in a reasonable period of time in the normal course of business.  To mitigate the financial risk associated with short-term changes in aircraft fuel prices, the Company initiated an aircraft fuel hedging program in April 2010, using aircraft fuel call options to manage the price risk associated with forecasted purchases of aircraft fuel utilized in the Company’s operations.

The Company does not purchase aircraft fuel call options for trading purposes and is not applying hedge accounting at June 30, 2010.  Therefore, these options are recorded at their fair value in the Company’s condensed consolidated balance sheet, and any subsequent increases or decreases in their fair value are recorded in the condensed consolidated statement of income until their expiration.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

7.  Hedging Activities (continued)

At June 30, 2010, the Company had purchased average rate options covering approximately 80% of its expected fuel requirements from July through December 2010.  These options have an average strike price of $2.68 per gallon, providing financial protection if fuel prices exceed this level in any given month.  The Company may purchase additional fuel call options in the future to help mitigate risk associated with potential increases in aircraft fuel prices. During the three and six months ended June 30, 2010, the Company recorded an expense of $339 in aircraft fuel expense related to fuel call options.  The Company had fuel call options with a fair value of $47 at June 30, 2010, which are included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheet.

Interest Rate Swaptions

The Company is exposed to interest rate risk from the time of entering into purchase commitments until the delivery of Q400 aircraft, expected to occur between July 2010 and April 2011, throughout which time the Company will receive permanent, fixed-rate financing.  To mitigate the financial risk associated with changes in long-term interest rates, the Company commenced an interest rate hedging program in April 2010, utilizing options to purchase forward interest rate swaps.  These Swaptions provide a hedge for the expected interest payments associated with anticipated future issuances of long-term, fixed-rate debt to finance the Company’s firm future Q400 aircraft deliveries.  Interest rate Swaptions give the purchaser the right to enter into a swap at a future date if the strike rate of the Swaption is more favorable than the current market swap rate.

Although interest rate Swaptions were not purchased for speculative purposes, the Company is not applying hedge accounting as of June 30, 2010.  The Company records these interest rate Swaptions at their fair value on its condensed consolidated balance sheet, and subsequent increases and decreases in their fair value are recorded in the condensed consolidated statement of income until their expiration.

At June 30, 2010, the Company had 15 outstanding Swaptions to hedge the Company’s risk related to increases in interest rates applicable to approximately $260,000 of debt the Company expects to borrow.  The average capped rate for the Swaptions approximates 6.77%.  If actual fixed rates exceed the capped rates, the Company will exercise its option contracts and receive one-time cash payments based on the market value of the interest rate option contracts when the Q400 aircraft are delivered to the Company.  If the actual fixed rate is less than the applicable hedged fixed rate at the time of delivery, then each Swaption contract will expire unexercised.  The Company is not applying hedge accounting to these Swaptions.  During the three and six months ended June 30, 2010, the Company recorded expenses of $1,455 related to the change in fair value of its interest rate Swaptions.  These costs are classified as miscellaneous nonoperating expenses on the Company’s condensed consolidated statement of income.  The Company had interest rate Swaptions with a fair value of $183 at June 30, 2010, which are included in prepaid expenses and other assets.

Interest Rate Swaps

To manage long-term interest rate risk for the fixed-rate debt issued in 2008 associated with aircraft the Company received and placed into service in 2008, the Company initiated a cash flow hedging program in 2007.  The hedging program utilized forward-starting interest rate swaps, which hedged the expected interest payments associated with issuances of long-term debt to finance the aircraft.   The Company had no unsettled swaps associated with this hedging program at June 30, 2010 or December 31, 2009.

These interest rate swaps were designated as cash flow hedges and the permanent financing was secured in 2008.  The remaining hedge-related balance, which is included in accumulated other comprehensive loss, is being amortized into interest expense over the life of the aircraft financing.  The losses from settled interest rate swaps recorded in other comprehensive income (“OCI”), net of tax, within the condensed consolidated balance sheets were $13,899 and $14,858 as of June 30, 2010 and December 31, 2009, respectively.  Included in the total net realized losses from interest rate swaps as of June 30, 2010 are $2,888 in net unrecognized losses that are expected to be reclassified from OCI into earnings during the 12 months following June 30, 2010.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

7.  Hedging Activities (continued)

The tables below present the effect of the Company’s interest rate swaps on the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009:

Three Months Ended June 30,	Amount of Loss Reclassified from OCI into Income (Effective Portion) (2)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2010	$(747)	$-
2009	$(782)	$-

Six Months Ended June 30,	Amount of Loss Reclassified from OCI into Income (Effective Portion) (2)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2010	$(1,502)	$-
2009	$(1,597)	$(1,424	)(1)

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

8. Income Taxes

The following summarizes the significant components of the Company’s income tax expense for the periods indicated:

	Three Months Ended June 30,
	2010		2009
	Dollars	Percent	Dollars	Percent
Income tax expense at statutory rate	$(3,405)	(35.0)%	$(3,383)	(35.0)%
State income taxes, net of federal taxes	(239)	(2.5)%	(181)	(1.9)%
Settlements	-	-	(105)	(1.1	) %
Tax-exempt income	-	-	70	0.7%
Meals and entertainment	(176)	(1.8)%	(91)	(0.9)%
Valuation allowance	(51)	(0.5)%	74	0.8%
Other	30	0.3%	(57)	(0.6)%
Income tax expense	$(3,841)	(39.5)%	$(3,673)	(38.0)%

	Six Months Ended June 30,
	2010		2009
	Dollars	Percent	Dollars	Percent
Income tax expense at statutory rate	$(4,405)	(35.0)%	$(6,340)	(35.0)%
State income taxes, net of federal taxes	(320)	(2.5)%	(282)	(1.5)%
Settlements	-	-	13,401	74.0%
Tax-exempt income	-	-	219	1.2%
Meals and entertainment	(232)	(1.8)%	(246)	(1.4)%
Valuation allowance	(67)	(0.5)%	129	0.7%
Other	18	0.0%	(160)	(0.9)%
Income tax (expense) benefit	$(5,006)	(39.8)%	$6,721	37.1%

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

8. Income Taxes (continued)

The Company provides for interest and penalties accrued related to unrecognized tax benefits in nonoperating expenses.  As of June 30, 2010 and December 31, 2009, the Company had $341 and $325 of accrued interest and penalties, respectively.

The Company had $547 of unrecognized tax benefits at June 30, 2010 and December 31, 2009.  The amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $547 as of June 30, 2010.

During the three months ended March 31, 2009, the Company reached an agreement with the Internal Revenue Service (the “Service”) to resolve certain matters related to the Service’s examination of the Company’s federal income tax returns for calendar years 2003, 2004 and 2005.  The Company and the Service agreed for the Company to pay approximately $3,000 of additional income tax and accrued interest in settlement of all open tax matters for these years.  With this agreement, the Service completed its examination of the Company’s federal tax filings for 2003, 2004 and 2005.  As a result of the completion of this examination, the Company recorded during the three months ended March 31, 2009 a reduction to income tax expense of $13,552 and a pre-tax reduction to interest expense of $2,926.

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

On May 19, 2010, Pinnacle’s airport ground handling employees, who are represented by the United Steelworkers AFL-CIO, ratified a tentative agreement to amend their collective bargaining agreement with Pinnacle.

Guarantees and Indemnifications.  In the Company’s loan agreements relating to the financing of its owned aircraft, and in the aircraft lease agreements, the Company typically indemnifies the prime lessor, financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct.

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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

9. Commitments and Contingencies (continued)

Litigation Contingencies.  Colgan is a defendant in litigation related to the September 11, 2001 terrorist attacks.  The Company expects that any adverse outcome from this litigation will be covered by insurance, and therefore, will have no material adverse effect on the Company’s condensed consolidated financial statements as a whole.

On February 12, 2009, Colgan Flight 3407 crashed in a neighborhood near the Buffalo Niagara International Airport in Buffalo, New York. All 49 people aboard, including 45 passengers and four members of the flight crew, died in the accident. Additionally, one individual died inside the home destroyed by the aircraft’s impact.  Several lawsuits related to this accident have been filed against the Company, and additional litigation is anticipated.  The Company carries aviation risk liability insurance and believes that this insurance is sufficient to cover any liability arising from this accident.

The Company has recorded a related liability of approximately $290,000 in other non-current liabilities on its consolidated balance sheet at June 30, 2010 related to potential claims associated with this accident.  This liability is offset in its entirety by a corresponding long-term receivable, recorded in other noncurrent assets on the condensed consolidated balance sheet that the Company expects to receive from insurance carriers as claims are resolved.  These estimates may be revised as additional information becomes available.

Disputes with Code-share Partner.   On July 1, 2010, the Company and Delta reached agreement over a number of significant disputes that had arisen since 2007 and that were further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  For more details concerning the agreements reached between both parties, see Note 11, Subsequent Events.

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

The following represents the Company’s segment data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating revenues:
Pinnacle	$160,851	$154,550	$319,458	$309,924
Colgan	57,869	56,713	107,342	109,161
Consolidated	$218,720	$211,263	$426,800	$419,085

Operating income:
Pinnacle	$16,814	$16,995	$31,477	$30,896
Colgan	2,955	5,188	988	8,222
Consolidated	$19,769	$22,183	$32,465	$39,118

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

10.  Segment Reporting (continued)

The following represents the Company’s segment assets:

	June 30, 2010	December 31, 2009
Total assets:
Pinnacle	$591,594	$616,339
Colgan	692,929	676,054
Intercompany	(20,821)	(3,297)
Consolidated	$1,263,702	$1,289,096

11.  Subsequent Events

On July 1, 2010, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Delta and Mesaba Aviation, Inc. (“Mesaba”), a Minnesota corporation and wholly owned subsidiary of Delta, pursuant to which the Company purchased all of the issued and outstanding common stock of Mesaba from Delta (the “Acquisition”).

Headquartered in Eagan, Minnesota, Mesaba is a regional airline that operates a fleet of regional jet and turboprop aircraft as a Delta Connection carrier under service agreements with Delta.  Mesaba’s fleet consists of 32 34-passenger Saab 340B+ aircraft, 19 CRJ-200 aircraft and 41 CRJ-900 aircraft.

The purchase price under the Stock Purchase Agreement for all of the issued and outstanding common stock of Mesaba was $62,000, subject to a post-closing adjustment related to Mesaba’s working capital.  The purchase price is payable by means of a promissory note of equal principal amount delivered to Delta by the Company, which is secured by certain equipment of, and all of the capital stock in, Mesaba pursuant to a security and pledge agreement (the “Promissory Note”).  The Promissory Note has an interest rate of 12.5%, with the principal payable in equal quarterly installments of $3,100 beginning on October 15, 2010 and a final maturity date of July 15, 2015.  Payments under the Promissory Note may be made by deductions from amounts due and payable to the Company under all of the Company’s operating agreements with Delta.  The Promissory Note contains customary covenants and representations, including a covenant to maintain a minimum amount of cash and cash equivalents at the end of each month.

In connection with the Acquisition, the Company and Delta entered into an amendment and restatement of the CRJ-200 ASA to add the operation of Mesaba’s fleet of CRJ-200 aircraft to the agreement.   The Company and Delta also entered into an amendment of the CRJ-900 DCA, primarily to conform certain operating performance metrics with new standards established by the Company and Delta related to the combined fleet of Pinnacle’s and Mesaba’s CRJ-900 aircraft.  The Company and Delta also entered into a new Delta Connection Agreement regarding the operation of Mesaba’s CRJ-900 aircraft for Delta (the “Mesaba CRJ-900 DCA”), and a new Delta Connection Agreement regarding the operation of Mesaba’s SAAB 340B+ aircraft for Delta (the “Saab DCA”).  All of the Company’s capacity purchase agreements with Delta contain cross-default provisions.  These cross default provisions are not effective until July 1, 2011.  The Promissory Note with Delta also contains cross-default provisions to each capacity purchase agreement, effective July 1, 2010.

The Mesaba CRJ-900 DCA provides that the Company and its subsidiaries will operate Mesaba’s fleet of 41 CRJ-900 aircraft as a Delta Connection carrier through June 30, 2022.  The Company will be paid rates and reimbursed certain expenses related to its provision of regional airline services to Delta, similar to its existing agreements with Delta.  The Mesaba CRJ-900 DCA also contains operating performance targets upon which the Company may earn an additional incentive or pay a penalty to Delta.  In addition, the Mesaba CRJ-900 DCA contains various rate resets, including a comprehensive rate reset to be effective January 1, 2013.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

11.  Subsequent Events (continued)

The Saab DCA provides that Mesaba will operate its existing fleet of Saab 340B+ aircraft as a Delta Connection carrier for varying terms through June 30, 2012.  The Saab aircraft will be retired from service over the next two years and returned to Delta on an “as is, where is” basis, with no continuing obligation by the Company.  Similar to the Mesaba CRJ-900 DCA, the Saab DCA provides for the Company to receive rates and be reimbursed certain expenses while the Company is operating the Saab fleet, with annual reconciliations of certain rates to the Company’s actual costs to provide regional airline services under the Saab DCA.  The Saab DCA also contains operating performance targets, with incentives for exceeding targets and penalty payments for performance below the targets.

Mesaba and Delta also entered into a facilities use agreement for Delta to license a back-up operational facility to Mesaba for two years following closing.  Additionally, Mesaba and Delta entered into a transition services agreement for Mesaba to provide information technology, finance and human resource administrative services to a subsidiary of Delta for one year following closing.  Finally, Mesaba and Delta also entered into a mutual release agreement, which terminated most operating agreements previously in place between the parties.

During the three and six months ended June 30 2010, the Company incurred transaction costs of $616 and $645, respectively, related to this Acquisition.  These costs have been recognized in operating expense within the consolidated statements of income.

The transaction will be accounted for using the acquisition method of accounting under ASC 805, Business Combinations.  The acquisition method of accounting requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

Due to the limited time since the acquisition date, the initial accounting for the Acquisition has not yet been completed.   The Company will include this information in its Quarterly Report on Form 10-Q for the three months ending September 30, 2010.

Settlement of Disputes with Code-share Partner.  The Company and Delta were previously in disagreement over several contractual items, primarily related to the Company’s CRJ-200 ASA.  In connection with the Acquisition, these disputes were settled as of July 1, 2010.

One disputed item related to a one-time adjustment to the Company’s block hour, cycle and fixed payment rates under the CRJ-200 ASA that was to become effective January 1, 2006.  Delta had asserted that the adjustment should have resulted in a significant decrease in the rates under the CRJ-200 ASA, of as much as $3,000 annually, with a cumulative adjustment of as much as $10,000 from 2006 through June 30, 2010.  The Company had asserted that the adjustment would have resulted in an increase in the CRJ-200 ASA rates of as much as $3,000 to $5,000 annually.  On July 1, 2010, the parties agreed to release each other from any claims related to this one-time adjustment, and the rates then in effect under the CRJ-200 ASA were not adjusted.

During the second half of 2009, Delta also began disputing its obligation to fully reimburse Pinnacle for its aviation insurance premiums under both the CRJ-200 ASA and the CRJ-900 DCA.  Delta began to reimburse a reduced amount to Pinnacle, resulting in a cumulative reimbursement shortfall of approximately $7,000 from July 1, 2009 through June 30, 2010.   In connection with the Acquisition, the Company and Delta settled this matter by agreeing that no retrospective amounts related to this insurance dispute will be paid by Delta; however, beginning July 1, 2010, all amounts pertaining to aviation insurance premiums under the CRJ-200 ASA and the CRJ-900 DCA will be reimbursed in full.

The Company and Delta also finalized a number of other matters under the CRJ-200 ASA upon which the parties previously had agreed verbally, including the resolution of a dispute related to ground handling revenue and expenses, aircraft paint reimbursements, overhead cost sharing, and adjustments to remove landing fees and air navigation fees from the Company’s fixed rates and convert these expenses into fully reimbursed costs.  None of these items had a material impact on the Company’s results of operations for the six months ended June 30, 2010.

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

Many important factors, in addition to those discussed in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of the potential factors that could affect our results are described in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition under “Overview and Outlook.”  In light of these risks and uncertainties, and others not described in this Report, the forward-looking events discussed in this Report might not occur, might occur at a different time, or might cause effects of a different magnitude or direction than presently anticipated.

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

Overview of Second Quarter 2010 Financial Results

Our consolidated operating income in the second quarter was $19.8 million, a decrease of $2.4 million as compared to the second quarter of 2009.  Our net nonoperating expense decreased year-over-year by $2.5 million, primarily as a result of reduced interest expense.  Our reduction in operating income, offset by our reduced net nonoperating expense, resulted in a net increase in pre-tax income of $0.1 million.

Pinnacle Airlines, Inc. (“Pinnacle”), our regional jet subsidiary, reported operating income of $16.8 million, a reduction of $0.2 million from the second quarter of 2009.  We incurred approximately $1.7 million of unreimbursed aviation insurance premiums during the second quarter of 2010 under our Delta Connection agreements.  As noted below, we have resolved this dispute with Delta and we do not expect to incur any additional unreimbursed aviation insurance premiums related to our Delta Connection operations going forward.

Pinnacle also incurred operating performance penalties of $0.5 million for the six months ended June 30, 2010 under its CRJ-200 airline services agreement with Delta.  We had previously recorded a provision of $1.0 million as an estimate of penalties during the first quarter of 2010.  We reduced this provision during the second quarter of 2010, increasing revenue and operating income by $0.5 million.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview of Second Quarter 2010 Financial Results (continued)

In addition to the items related to insurance for our Delta Connection operations, income was negatively affected by the results of operations at Colgan Air, Inc. (“Colgan”), our regional turboprop aircraft operating subsidiary.  Colgan reported operating income of $3.0 million for the second quarter of 2010, a reduction of $2.2 million from the second quarter of 2009.  We incurred increased hiring and training expenses during the second quarter of 2010 as we prepare to place 15 additional Q400 aircraft into service starting in September.  In addition, we experienced a reduction in pilot and flight attendant productivity related to, among other items, reduced utilization of our aircraft in our pro-rate operations.  Fuel prices within our pro-rate operations also increased by 40%, contributing to an increase in our fuel costs of $1.5 million year-over-year.  These cost increases were partially offset by an increase in our revenue per available seat mile within our pro-rate operations of 10%, due to improving demand trends within the U.S. airline industry.

Outlook

Mesaba Acquisition

On July 1, we purchased Mesaba Aviation, Inc. (“Mesaba”) from Delta through the issuance to Delta of a note totaling $62 million (the “Promissory Note”).  Mesaba operates a fleet of 41 CRJ-900 aircraft, 19 CRJ-200 aircraft, and 32 Saab 340B+ aircraft as a Delta Connection carrier, with hubs in Atlanta, Detroit, Memphis, Minneapolis, and Salt Lake City.  In connection with our acquisition of Mesaba, we entered into a new capacity purchase agreement providing for the operation of Mesaba’s CRJ-900 fleet for a period of 12 years (the “Mesaba CRJ-900 DCA”), and we modified our existing CRJ-200 airline services agreement (the “CRJ-200 ASA”) with Delta to include Mesaba’s fleet of CRJ-200 aircraft.  We also entered into a two-year capacity purchase agreement covering Mesaba’s fleet of 32 Saab aircraft (the “Saab DCA”).  Under these agreements, Delta will pay us rates and reimburse us certain direct expenses, similar to our existing capacity purchase agreements with Delta.  These agreements provide for targeted cash income (cash payments received from Delta less all expenses other than depreciation and amortization and interest expense, and less forecasted capital expenditures) of $18 million per year through July 2022.  Because these agreements contain rates that increase annually with inflation, we can earn more or less than $18 million of cash contract income in any given year depending on how our expenses fluctuate.  In addition, primarily because depreciation and amortization is generally excluded from reimbursement under these agreements, our reported operating income under Generally Accepted Accounting Principles related to Mesaba’s operations will differ from the $18 million target cash contract income.  These agreements also provide for certain rate resets, the first of which will occur effective January 1, 2013.  Under these rate resets, we will negotiate and agree with Delta on new rates based on a forecast of our projected cash expenditures under the agreements for the subsequent five-year period, inclusive of our targeted cash contract income of $18 million per year.  Finally, these agreements contain targets related to our operating performance, and we can earn additional incentives or incur performance penalties depending on our actual operating performance.  Because we will incur some integration costs during 2011 and 2012, we do not expect to realize the full $18 million targeted cash contract income during these years.

Prior to selling Mesaba to us, Delta announced its plans to retire Mesaba’s fleet of Saab 340B+ aircraft during 2011.  Accordingly, the Saab DCA provides for the wind-down of Mesaba’s Saab 340B+ operations over a period not to extend beyond June 2012.  Under the Saab 340 DCA, we do not expect to earn a material amount of income or incur a material loss while we operate the Saab 340B+ aircraft.  As each aircraft exits service, we will return the aircraft to Delta on an “as is, where is” basis.

The Promissory Note contains an interest rate of 12.5% and is payable in equal quarterly installments through July 2015.  We pledged certain of Mesaba’s simulators and training equipment and 100% of the outstanding stock of Mesaba as collateral under the Promissory Note.  The Promissory Note also contains a requirement for us to maintain a minimum amount of cash and cash equivalents at the end of each month.  Delta also has a right to offset any amounts that are due and owing under the Promissory Note against payments Delta makes to us under any of our operating agreements.  The Promissory Note is also cross-defaulted to all of our operating agreements with Delta.

During the three and six months ended June 30 2010, we incurred transaction costs of $0.6 million related to this Acquisition.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Outlook (continued)

Upon acquiring Mesaba, we announced that our long-term plan for our operating structure is to transition all jet flying to Pinnacle, and to merge Colgan and Mesaba’s turboprop operations with Mesaba remaining the surviving carrier.  We aspire for our regional airline subsidiaries to lead the industry with regard to safety programs and a strong safety culture, and our realignment of operations will be implemented with this goal as our highest priority.  We believe that realigning the common fleet types of Colgan, Mesaba and Pinnacle into two strong regional airlines also will provide for the most efficient, and reliable regional operations for our partners.  As we plan for the transition of our operations at Colgan, Mesaba and Pinnacle into two regional airlines, we will collaborate with the employee work groups and unions at all three airlines to determine an equitable process to combine operations.

Delta Disputes

Simultaneously with our acquisition of Mesaba, we resolved certain contractual disputes related to our existing capacity purchase agreements with Delta. One disputed item related to a one-time adjustment to our block hour, cycle and fixed payment rates under the CRJ-200 ASA that was to become effective January 1, 2006.  Delta had asserted that the adjustment should have resulted in a significant decrease in the rates under the CRJ-200 ASA, of as much as $3.0 million annually, with a cumulative adjustment of as much as $10.0 million from 2006 through June 30, 2010.  We had asserted that the adjustment should increase rates by as much as $3.0 million to $5.0 million annually.  We agreed with Delta to release each other from any claims related to this one-time adjustment, and we will continue to receive our current rates under the CRJ-200 ASA going forward with no adjustment.

During the second half of 2009, Delta also began disputing its obligation to fully reimburse Pinnacle for its aviation insurance premiums under both the CRJ-200 ASA and the CRJ-900 DCA.  Delta began to reimburse a reduced amount to Pinnacle, resulting in a cumulative reimbursement shortfall of approximately $7.0 million from July 1, 2009 through June 30, 2010.   We settled this matter with Delta by agreeing that no retrospective amounts related to this insurance dispute will be paid by Delta; however, beginning July 1, 2010, all amounts pertaining to aviation insurance premiums under all of our capacity purchase agreements with Delta will be reimbursed by Delta.

We also finalized a number of other matters with Delta under the CRJ-200 ASA upon which we had previously agreed verbally, including the resolution of a dispute related to ground handling revenue and expenses, aircraft paint reimbursements, overhead cost sharing, and adjustments to remove landing fees and air navigation fees from our fixed rates and convert these expenses into fully reimbursed costs.  None of these items had a material impact on our results of operations for the six months ended June 30, 2010.

Other Matters

We are taking delivery of 15 Q400 aircraft from July 2010 through April 2011 that will be operated under our capacity purchase agreement with Continental.  We have a commitment from Export Development Canada to finance 85% of the purchase price of each aircraft, and we expect to use our internally generated funds to pay for the remaining amount.  We believe our current liquidity position and expected 2010 operating cash flow is sufficient to meet our remaining 2010 debt service requirements and the unfinanced portion of our Q400 purchase commitments.  Under our capacity purchase agreement with Continental, payments associated with our capital investment in these aircraft are fixed over the ten-year term of the contract.  To protect our profitability, we implemented an interest rate hedging program in April 2010.  We have purchased interest rate “swaptions”, or options to enter into forward interest rate swaps to hedge our risk related to increases in interest rates applicable to approximately $260 million of debt we expect to borrow.  If our actual fixed rates exceed 6.77% on average, we will exercise our option contracts and receive one-time cash payments based on the market value of the interest rate option contracts when the aircraft deliver.  If our actual fixed rates are less than 6.77% on average at the time of delivery, then each “swaption” contract will expire worthless.  We have recorded these interest rate “swaption” contracts as current assets on our balance sheet, and increases and decreases in their fair value are recorded in the statement of income until their expiration.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Outlook (continued)

Our pro-rate operations remain susceptible to both passenger demand and fuel cost.  The average revenue per available seat mile in our pro-rate markets increased by 10% in the second quarter of 2010 as compared to the second quarter of 2009.  Many analysts that follow the U.S. airline industry expect passenger revenue to continue to show year-over-year increases throughout 2010.  However, fuel prices have also increased significantly since early 2009.  Our average fuel cost per gallon associated with our pro-rate operations increased 40% during the second quarter of 2010 as compared to the second quarter of 2009.  In April 2010, we implemented a fuel hedging program to protect against significant short-term increases in fuel prices.  We have purchased average rate options covering approximately 80% of our expected fuel requirements through December 2010.  These options have an average strike price of $2.68 per gallon, providing financial protection to us if fuel prices exceed this level in any given month.  These options are recorded as current assets on our consolidated balance sheet, and any changes in fair value are recorded through the statement of income.  We may purchase additional fuel call options in the future to help protect against fuel price increases.  We will also continue to monitor our pro-rate operations and make capacity adjustments as necessary in response to changing passenger demand and fuel prices.

  In January, we temporarily removed four aircraft within our pro-rate operations from scheduled service at New York’s LaGuardia airport.  This reduction in service was driven by an announcement that US Airways, our code-share partner at LaGuardia, intended to transfer the bulk of its regional takeoff and landing slots to Delta and significantly reduce its presence at LaGuardia.  The exchange of slots between US Airways and Delta was not approved by the Department of Transportation, (the “DOT”) and we have rescheduled service with three of these aircraft at LaGuardia from June through September 2010.  In addition, we were recently awarded a contract from the DOT to operate from Boston to Plattsburgh, New York under the DOT’s Essential Air Service program, and we initiated service in June.  We are analyzing long-term alternatives after September 2010 for the three aircraft that are operating at LaGuardia this summer.

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

Colgan’s pilots also elected representation by ALPA in late 2008, and we are in negotiations with ALPA for a new collective bargaining agreement.  It is too early in the negotiation process for us to predict the timing or impact of a new collective bargaining agreement with ALPA covering Colgan’s pilots.

In May 2010, we amended our collective bargaining agreement with the United Steelworkers AFL-CIO (the “USW”) covering approximately 900 of our airport ground handling employees.  The amended agreement provides for changes in pay and benefits that will increase our annual costs by approximately $0.5 million per year.

We are positioning ourselves to capitalize on long-term opportunities to increase the number of regional aircraft that our subsidiaries operate.  Our competitors’ capacity purchase agreements for over 400 50-seat regional jet aircraft are set to expire between now and 2015.  While many of these regional jets will likely no longer operate within the networks of the major U.S. airlines, we believe some of these contracts will be renewed or offered to other regional airlines and some will be replaced with larger regional jets.  We intend to actively compete to obtain profitable regional jet and Q400 flying during this period of transition within the industry, and we believe our history of strong operating performance with a competitive cost structure will position us to succeed.  Our capacity purchase contracts do not begin to expire until December 2017.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following represents our results of operations, by segment and consolidated, for the three and six months ended June 30, 2010.  A discussion of our results of operations as compared to the same period in 2009 follows.

	Three Months Ended June 30, 2010
	Pinnacle	Colgan	Consolidated
	(in thousands)
Operating revenues
Regional airlines services	$157,098	$57,746	$214,844
Other	3,753	123	3,876
Total operating revenues	160,851	57,869	218,720

Operating expenses
Salaries, wages and benefits	42,858	14,892	57,750
Aircraft rentals	29,204	800	30,004
Ground handling services	20,297	2,624	22,921
Aircraft maintenance, materials and repairs	16,270	10,774	27,044
Other rentals and landing fees	12,426	4,985	17,411
Aircraft fuel	-	6,727	6,727
Commissions and passenger related expense	878	4,316	5,194
Depreciation and amortization	5,132	3,661	8,793
Other	16,972	6,135	23,107
Total operating expenses	144,037	54,914	198,951

Operating income	16,814	2,955	19,769

Operating margin	10.5%	5.1%	9.0%

Nonoperating (expense) income
Interest expense, net			(8,810)
Miscellaneous expense, net			(1,231)
Total nonoperating expense			(10,041)
Income before income taxes			9,728
Income tax expense			(3,841)
Net income			$5,887

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

	Six Months Ended June 30, 2010
	Pinnacle	Colgan	Consolidated
	(in thousands)
Operating revenues
Regional airlines services	$313,170	$107,163	$420,333
Other	6,288	179	6,467
Total operating revenues	319,458	107,342	426,800

Operating expenses
Salaries, wages and benefits	86,178	29,000	115,178
Aircraft rentals	58,407	1,648	60,055
Ground handling services	42,005	5,758	47,763
Aircraft maintenance, materials and repairs	32,476	21,140	53,616
Other rentals and landing fees	24,178	9,145	33,323
Aircraft fuel	-	12,420	12,420
Commissions and passenger related expense	1,756	7,868	9,624
Depreciation and amortization	10,303	7,331	17,634
Other	32,678	12,044	44,722
Total operating expenses	287,981	106,354	394,335

Operating income	31,477	988	32,465

Operating margin	9.9%	0.9%	7.6%

Nonoperating (expense) income
Interest expense, net			(18,601)
Miscellaneous expense, net			(1,279)
Total nonoperating expense			(19,880)
Income before income taxes			12,585
Income tax expense			(5,006)
Net income			$7,579

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2010 compared to the same periods in 2009.

Consolidated and Segmented Results of Operations

Consolidated

	Three Months Ended June 30,					Six Months Ended June 30,
	2010	2009	$ Change	% Change		2010	2009	$ Change	% Change
				(in thousands)
Total operating revenue	$218,720	$211,263	$7,457	4%		$426,800	$419,085	$7,715	2%
Total operating expenses	198,951	189,080	9,871	5%		394,335	379,967	14,368	4%
Operating income	19,769	22,183	(2,414)	(11)%		32,465	39,118	(6,653)	(17)%
Operating margin	9.0%	10.5%	(1.5) pts.			7.6%	9.3%	(1.7) pts.

Total nonoperating expense	(10,041)	(12,517)	2,476	(20	) %	(19,880)	(21,003)	1,123	(5)%

Income before income taxes	9,728	9,666	62	1%		12,585	18,115	(5,530)	(31)%
Income tax (expense) benefit	(3,841)	(3,673)	(168)	5%		(5,006)	6,721	(11,727)	(174)%
Net income	$5,887	$5,993	$(106)	(2)%		$7,579	$24,836	$(17,257)	(69)%

Operating Revenues

Operating revenue of $218.7 and $426.8 million for the three and six months ended June 30, 2010 increased $7.5 million, or 4%, and $7.7 million, or 2%, respectively, compared to the same periods in 2009.  Changes in our capacity purchase related operating revenue are primarily caused by changes in our operating fleet size, aircraft utilization and changes in the costs that are directly reimbursed by our partners.  Changes in our pro-rate related operating revenue are primarily caused by a reduction in the scope of our pro-rate operations, and by the average load factor, average passenger fare, and average incentive payments we receive from our partners and under our Essential Air Service agreements.  (These changes are discussed in greater detail within our segmented results of operations.)

Operating Expenses

For the three and six months ended June 30, 2010, operating expenses increased by $9.9 million and $14.4 million, or 5% and 4%, respectively, compared to the same periods in 2009.  (This change and others are discussed in greater detail within our segmented results of operations.)

Nonoperating Expense

Net nonoperating expense of $10.0 million for the three months ended June 30, 2010 decreased by approximately $2.5 million as compared to the same period in 2009.  The decrease is related to several items.   Interest expense related to the Notes decreased by $3.5 million.  In addition, we recorded a net valuation gain of $0.4 million on our ARS call options, an increase of $0.7 million over the net ARS impairment loss of $0.3 million recorded in the second quarter of 2009.  This was offset by a $1.5 million increase in nonoperating expense related to decreases in the fair value of our previously discussed interest rate “swaptions.”

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Net nonoperating expense of $19.9 million for the six months ended June 30, 2010 decreased by $1.1 million as compared to the same period in 2009.  This increase is related to a $1.7 million decrease in interest income due to the sale of our ARS portfolio in August 2009.  In addition, we recorded a $1.5 million increase in nonoperating expense related to decreases in the fair value of our previously discussed interest rate “swaptions.”  In addition, during the three months ended March 31, 2009, the Company recorded a gain of $1.9 million on the extinguishment of $12 million par amount of the Notes, partially offset by a $1.4 million charge for the previously unrecognized hedge related loss for the debt related to the aircraft destroyed in Flight 3407. Also, interest expense increased by $2.9 million related to the reversal of interest on income tax reserves during the three months ended March 31, 2009.  Offsetting these increases, interest expense decreased by $6.1 million as a result of the Notes repurchase. In addition, we recorded a net valuation gain of $0.3 million, an increase of $0.6 million over the net impairment loss of $0.3 million recorded in 2009.  The remaining decrease of $1.0 million is related to a decrease in interest expense as we have deleveraged throughout the past year.

Income Tax Expense

For the three and six months ended June 30, 2010, we recorded income tax expense of $3.8 million and $5.0 million, respectively.  During 2009, we reached a settlement with the IRS regarding our examination for tax years 2003 through 2005. The IRS had proposed a number of adjustments to our returns totaling approximately $35.0 million of additional tax, plus accrued interest and penalties on these proposed adjustments.  The Company agreed to pay approximately $3.0 million of additional income tax and accrued interest in settlement of all open tax matters for the years examined.  As a result, we recorded a reduction to income tax expense of $13.6 million for the three months ended March 31, 2009 to reduce our accrued income tax reserves pursuant to the settlement.

Pinnacle Operating Statistics
	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change

Other Data:
Revenue passengers (in thousands)	2,721	2,778	(2)%	5,176	5,163	0%
Revenue passenger miles (“RPMs”) (in thousands)	1,169,388	1,211,030	(3)%	2,229,741	2,301,384	(3)%
Available seat miles (“ASMs”) (in thousands)	1,545,867	1,548,790	(0)%	3,006,041	3,129,301	(4)%
Passenger load factor	75.6%	78.2%	(2.6) pts.	74.2%	73.5%	0.7 pts.
Operating revenue per ASM (in cents)	10.41	9.98	4%	10.63	9.90	7%
Operating cost per ASM (in cents)	9.32	8.88	5%	9.58	8.92	7%
Operating revenue per block hour	$1,484	$1,452	2%	$1,499	$1,437	4%
Operating cost per block hour	$1,329	$1,292	3%	$1,351	$1,294	4%
Block hours	108,371	106,475	2%	213,138	215,715	(1)%
Departures	70,483	68,826	2%	137,058	135,456	1%
Average daily utilization (block hours)	8.39	8.29	1%	8.29	8.38	(1)%
Average stage length (miles)	420	427	(2)%	420	439	(4)%

Number of operating aircraft (end of period)
CRJ-200	126	124	2%
CRJ-900	16	16	0%
Employees (end of period)	3,694	4,060	(9)%

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Pinnacle Operating Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
				(in thousands)
Operating Revenues
Regional airline services
CRJ-200	$138,133	$135,827	$2,306	2%	$275,887	$273,455	$2,432	1%
CRJ-900	18,965	16,722	2,243	13%	37,283	32,625	4,658	14%
Other	3,753	2,001	1,752	88%	6,288	3,844	2,444	64%
Total operating revenues	$160,851	$154,550	$6,301	4%	$319,458	$309,924	$9,534	3%

Regional Airline Services

CRJ-200.  For the three and six months ended June 30, 2010, revenue earned under our CRJ-200 ASA of $138.1 million and $275.9 million increased by $2.3 million, or 2%, and $2.4 million, or 1%, respectively, compared to the same periods in 2009.  For the three months ended June 30, 2010 we increased aircraft utilization compared to the same period in 2009, which caused block hours to increase by 1% and revenue to increase by approximately $0.2 million.  We experienced declines in aircraft utilization for the six months ended June 30, 2010, which caused block hours to decrease by 2%.  This decrease in utilization caused a decrease of approximately $1.0 million in revenue, as compared to the same period in the prior year.

During the three and six months ended June 30, 2010 there was an increase in the 2010 rates that Delta pays us under our CRJ-200 ASA.  The Producers Price Index increased from December 2008 to December 2009, resulting in an increase of approximately 4% in our rates for 2010 under our CRJ-200 ASA.  This increase in rates caused an increase in revenue of approximately $2.6 million and $5.0 million for the three and six months ended June 30, 2010, respectively, as compared to the same period in the prior year.

During the three and six months ended June 30, 2010, we recorded $4.7 million and $9.2 million, respectively, less in departure based revenue as a result of a change in methodology under the CRJ-200 ASA.  Related ground handling costs were also reduced by $4.3 million and $8.5 million, respectively, with the resulting net effect a reduction of operating income of approximately $0.4 million and $0.7 million, respectively.   Offsetting these decreases were increases of $1.6 million and $1.3 million for the three and six months ended June 30, 2010, respectively, due to a 4% and 3% increase in the number of departures.

Additionally, a change in reimbursable expenses caused revenue to increase by $2.1 million and $6.8 million, or 4% and 7%, during the three and six months ended June 30, 2010, respectively, as compared to the same period in 2009.  For the three months ended June 30, 2010, revenue from reimbursable expenses increased by $1.4 million related to heavy maintenance checks and $1.9 million in other reimbursable expenses, primarily insurance and landing fees.  These increases were offset by a decrease of $1.2 in other reimbursable expenses, primarily related to reduced property taxes and deicing expense (discussed further under “Operating Expenses”).  For the six months ended June 30, 2010, revenue from reimbursable expenses increased by $3.2 million related to heavy maintenance checks, $1.5 million related to increased property taxes, primarily resulting from a large settlement we received in early 2009, $2.6 million related to increased insurance expenses, $1.0 million related to landing fees, and $0.5 million in other reimbursable expenses.  These increases were offset by a decrease of $2.0 million primarily related to reduced deicing expense, which is discussed further under “Operating Expenses.”

Pursuant to our CRJ-200 ASA, we are subject to certain performance related penalties, which are recorded as reductions to revenue.  These penalties are measured over six month periods ending on June 30 and December 31 each year.  During the first quarter of 2010, we recorded a provision of $1.0 million for penalties we expected to owe related to the six month period ended June 30, 2010.  However, due to improved operational performance in the second quarter, the amount of penalty owed for the six month period ended June 30, 2010 is $0.5 million.  As a result, we recorded an increase in revenue of $0.5 million during the second quarter to properly reflect the actual amount owed for the six months ended June 30, 2010.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

CRJ-900.  For the three months ended June 30, 2010, revenue earned under the CRJ-900 DCA of $19.0 million increased by $2.2 million, or 13%, as compared to the same period in 2009.  This increase is primarily related to an increase in aircraft utilization, which caused block hours to increase by 7%.  This increase in utilization caused an increase of approximately $1.6 million in revenue. The remaining increase is attributable to an increase in reimbursable expenses, which increased revenue by approximately $0.6 million.

Revenue earned under the CRJ-900 DCA was $37.3 million for the six months ended June 30, 2010, an increase of $4.7 million, or 14%, as compared to the same period in 2009.  This increase is primarily related to an increase in aircraft utilization, which caused block hours to increase by 4%.  This increase in utilization caused an increase of $2.7 million in revenue. The remaining increase is attributable to an increase in reimbursable expenses, which increased revenue by approximately $2.0 million.

Other Revenue

Other revenue increased $1.8 million, or 88%, and $2.4 million, or 64%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  This increase is related to an increase in third party ground handling revenue, as we are providing these services in an increased number of stations.

Pinnacle Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(in thousands)
Operating expenses
Salaries, wages and benefits	$42,858	$42,085	$773	2%	$86,178	$85,022	$1,156	1%
Aircraft rentals	29,204	29,203	1	0%	58,407	58,360	47	0%
Ground handling services	20,297	19,447	850	4%	42,005	42,561	(556)	(1)%
Aircraft maintenance, materials and repairs	16,270	14,495	1,775	12%	32,476	28,885	3,591	12%
Other rentals and landing fees	12,426	12,820	(394)	(3)%	24,178	26,376	(2,198)	(8)%
Commissions and passenger related expense	878	847	31	4%	1,756	2,059	(303)	(15)%
Depreciation and amortization	5,132	5,067	65	1%	10,303	9,882	421	4%
Other	16,972	13,591	3,381	25%	32,678	25,883	6,795	26%
Total operating expenses	144,037	137,555	6,482	5%	287,981	279,028	8,953	3%

Operating income	$16,814	$16,995	$(181)	(1)%	$31,477	$30,896	581	2%

Operating margin	10.5%	11.0%	(0.5) pts.		9.9%	10.0%	(0.1) pts.

Salaries, wages and benefits increased by $0.8 million, or 2%, for the three months ended June 30, 2010.  This is primarily related to increases in wage rates and benefit costs, offset by a 9% decrease in headcount, largely attributable to a reduction in ground handling personnel where we performed our own handling functions under the CRJ-200 ASA.  This reduction in ground handling personnel occurred as a result of Delta reassigning ground handling functions to itself or its designees.  Salaries, wages and benefits increased by $1.2 million, or 1%, for the six months ended June 30, 2010.  This increase is primarily related to increase in wage rates and benefits costs, offset by the previously discussed decline in headcount.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Ground handling services increased by $0.9 million, or 4%, during the three months ended June 30, 2010. This increase is primarily related to a $1.2 million, or 7%, increase in ground handling expense for the three months ended June 30, 2010 as compared to the same period in 2009.  Ground handling services decreased by $0.6 million, or 1%, during the six months ended June 30, 2010. This is primarily attributable to a $1.9 million decrease in deicing charges for the six months ended June 30, 2010 as compared to the same period in 2009.  Beginning in 2010, Delta began directly paying for our reimbursable deicing expense. As a result, revenue decreased by $1.9 million for the six months ended June 30, 2010 as compared to the same periods in 2009.  Offsetting this decrease was a $1.4 million, or 4%, increase in ground handling expense.  There were large changes in the mix of ground handling expense, which had a significant effect on revenue.  Ground handling expense in cities where Delta or its designee provided handling decreased by $6.3 million and $13.5 million for the three and six months ended June 30, 2010 as compared to the same periods in 2009. This is as a result of the previously discussed change in methodology over ground handling amounts under the CRJ-200 ASA.  Ground handing expense in cities where we previously provided our own services increased by $7.6 million and $14.8 million for the three and six months ended June 30, 2010 as compared to the same periods in 2009.

Aircraft maintenance, materials and repairs expenses increased $1.8 million, or 12%, and $3.6 million, or 12%, for the three and six months ended June 30, 2010 as compared to the same periods in 2009.  These increases are primarily related to increased reimbursed costs for heavy airframe maintenance.  For the three and six months ended June 30, 2010, heavy check expense increased by $1.3 million and $2.9 million as compared to the same periods in 2009, which is reimbursable under our CRJ-200 ASA.

Other rentals and landing fees decreased $0.4 million, or 3%, and $2.2 million, or 8%, for the three and six months ended June 30, 2010 as compared to the same periods in 2009.  This decrease is primarily due to the transition of ground handling at certain airport stations from Pinnacle to Delta throughout 2009, which resulted in a reduction in facility rental expense of $1.5 million and $3.9 million for the three and six months ended June 30, 2010 as compared to the same periods in 2009.  This decrease is partially offset by an increase of $1.1 million and $1.7 million in airport landing fees due to an increase in landing fee rates for the three and six months ended June 30, 2010 as compared to the same periods in 2009.

Depreciation and amortization expense increased by $0.1 million, or 1%, and $0.4 million, or 4%, for the three and six months ended June 30, 2010 as compared to the same periods in 2009.  This is primarily related to the depreciation of two additional CRJ-900 aircraft that were placed into service during the second quarter of 2009.

Other expense increased by $3.4 million, or 25%, for the three months ended June 30, 2010 as compared to the same period in 2009.  The increase is primarily related to an increase in insurance costs.  Effective July 1, 2009 the Company exited Delta’s insurance program.  The rates for our new coverage are significantly higher than those of our previous coverage under Delta, which resulted in an increase in insurance expense of $3.1 million for the three months ended June 30, 2010.  Other expenses increased by $6.8 million, or 26%, for the six months ended June 30, 2010 as compared to the same period in 2009.  This increase is primarily related to a $6.0 million increase in insurance costs.  In addition, property tax expense increased by $1.5 million primarily as a result of a one-time property tax settlement received in early 2009.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Colgan Operating Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Pro-rate Agreements:
Revenue passengers (in thousands)	301	305	(1)%	532	553	(4)%
RPMs (in thousands)	51,554	53,010	(3)%	90,904	95,614	(5)%
ASMs (in thousands)	104,764	114,768	(9)%	199,515	225,791	(12)%
Passenger load factor	49.2%	46.2%	3.0 pts.	45.6%	42.3%	3.3 pts.
Passenger yield (in cents)	75.59	73.02	4%	78.23	76.03	3%
Operating revenue per ASM (in cents)	37.20	33.73	10%	35.64	32.20	11%
Operating revenue per block hour	$1,857	$1,720	8%	$1,766	$1,627	9%
Block hours	20,986	22,507	(7)%	40,269	44,683	(10)%
Departures	18,844	20,018	(6)%	35,905	39,638	(9)%
Fuel consumption (in thousands of gallons)	2,530	2,772	(9)%	4,901	5,404	(9)%
Average price per gallon	$2.66	$1.90	40%	$2.53	$1.81	40%
Average fare	$129	$127	2%	$134	$131	2%

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Capacity Purchase Agreements:
Revenue passengers (in thousands)	410	405	1%	734	734	0%
RPMs (in thousands)	124,271	113,096	10%	218,521	202,801	8%
ASMs (in thousands)	173,319	157,299	10%	319,228	306,763	4%
Passenger load factor	71.7%	71.9%	(0.2) pts.	68.5%	66.1%	2.4 pts.
Operating revenue per ASM (in cents)	10.83	11.41	(5)%	11.29	11.85	(5)%
Operating revenue per block hour	$1,590	$1,531	4%	$1,604	$1,550	3%
Block hours	11,809	11,726	1%	22,477	23,461	(4)%
Departures	7,939	7,666	4%	14,966	15,134	(1)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009	Change	2010	2009	Change
Total Colgan:
Block hours	32,795		34,233	(4)%	62,746	68,144	(8)%
Departures	26,783		27,684	(3)%	50,871	54,772	(7)%
ASMs (in thousands)	278,083		272,067	2%	518,743	532,554	(3)%
Total operating cost per ASM (in cents)	19.75		18.94	4%	20.50	18.95	8%
Total operating cost per block hour	$1,674		$1,505	11%	$1,695	$1,481	14%

Average daily utilization (block hours)	7.59		7.84	(3)%	7.24	7.72	(6)%
Average stage length (miles)	229		221	4%	226	219	(3)%
Number of operating aircraft (end of period)
Saab 340	34	(1)	34	0%
Q400	14		14	0%
Employees	1,408		1,334	6%

(1)
Four of the Saab 340 aircraft operating as US Airways Express were temporarily removed from scheduled service during the three months ended March 31, 2010.  Three of these aircraft were rescheduled back into service during June 2010.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Colgan Operating Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(in thousands)
Operating Revenues
Regional airline services
Pro-rate and EAS	$38,968	$38,708	$260	1%	$71,112	$72,694	$(1,582)	(2)%
Capacity purchase agreement	18,778	17,955	823	5%	36,051	36,362	(311)	(1)%
Other	123	50	73	146%	179	105	74	70%
Total operating revenues	$57,869	$56,713	$1,156	2%	$107,342	$109,161	$(1,819)	(2)%

Total operating revenue for the three and six months ended June 30, 2010 of $57.9 million and $107.3 million increased by $1.2 million, or 2%, and decreased by $1.8 million, or 2%, respectively, from the same periods in 2009.  The primary reason for these variances is the decrease in our pro-rate operations, coupled with a decrease in our Q400 fleet size and utilization, offset by increased unit revenue.

Revenue earned under our pro-rate and Essential Air Service (“EAS”) agreements increased by $0.3 million, or 1%, and decreased $1.6 million, or 2%, respectively, during the three and six months ended June 30, 2010 as compared to the prior periods.  This variance is related to decreases in ASMs of 9% and 12%, respectively, as compared to the same periods in 2009.  As of June 30, 2010, we operated 34 Saab aircraft under pro-rate agreements, although four of these aircraft did not operate in scheduled service for most of the six months ended June 30, 2010.  Offsetting this decrease in capacity were increases of 10% and 11%, respectively, in revenue per available seat mile in our remaining markets, which was primarily attributable to an increase in average fares and load factor.

Revenue under our Continental CPA for the three months ended June 30, 2010 increased by $0.8 million, or 5%, due to changes in volume and changes in our pass through costs.  Departures increased 4%, causing an increase in revenue of $0.4 million.  Revenue from reimbursable costs also increased by $0.4 million.  Revenue under our Continental CPA for the six months ended June 30, 2010 decreased by $0.3 million, or 1%, due to changes in our Q400 aircraft fleet.  The average number of Q400 aircraft in our fleet during the six months ended June 30, 2010 decreased by 2%, as compared to the same period in 2009.  In addition, utilization of our Q400 aircraft decreased year over year.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Colgan Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(in thousands)
Operating expenses
Salaries, wages and benefits	$14,892	$13,672	$1,220	9%	$29,000	$27,575	1,425	5%
Aircraft rentals	800	891	(91)	(10)%	1,648	2,226	(578)	(26)%
Ground handling services	2,624	2,749	(125)	(5)%	5,758	6,097	(339)	(6)%
Aircraft maintenance, materials and repairs	10,774	11,838	(1,064)	(9)%	21,140	22,584	(1,444)	(6)%
Other rentals and landing fees	4,985	5,105	(120)	(2)%	9,145	9,952	(807)	(8)%
Aircraft fuel	6,727	5,254	1,473	28%	12,420	9,771	2,649	27%
Commissions and passenger related expense	4,316	4,380	(64)	(1)%	7,868	7,995	(127)	(2)%
Depreciation and amortization	3,661	3,715	(54)	(1)%	7,331	7,481	(150)	(2)%
Other	6,135	3,921	2,214	56%	12,044	7,258	4,786	66%
Total operating expenses	54,914	51,525	3,389	7%	106,354	100,939	5,415	5%

Operating income	$2,955	$5,188	$(2,233)	(43)%	$988	$8,222	(7,234)	(88)%

Operating margin	5.1%	9.1%	(4.0) pts.		0.9%	7.5%	(6.6) pts.

Salaries, wages and benefits increased by $1.2 million, or 9%, and $1.4 million, or 5%, respectively, during the three and six months ended June 30, 2010 as compared to the same periods in 2009.  The increase is primarily related to increases in wage rates and benefits for existing employees, offset by a 6% decline in the number of employees.  In addition, we received a refund of $0.6 million during the six months ended June 30, 2009 related to certain health insurance costs, which lowered costs during that period.

Aircraft rentals decreased by $0.1 million, or 10%, and $0.6 million, or 26%, for the three and six months ended June 30, 2010 compared to the same periods in 2009.  This decrease is attributable to the return of two leased Saab aircraft and four leased Beech aircraft in early 2009.

Ground handling services decreased by $0.1 million, or 5%, and $0.3 million, or 6%, respectively, during the three and six months ended June 30, 2010, as compared to the same periods in 2009.  This was primarily attributable to the decrease in departures in our pro-rate operations.  Changes in our Q400 operations have no effect on ground handling services expense, as ground handling services associated with our Q400 operations are provided by Continental at no cost under the Continental CPA.

Aircraft maintenance, materials and repairs expenses decreased $1.1 million, or 9%, and $1.4 million, or 6%, respectively, during the three and six months ended June 30, 2010, as compared to the same periods in 2009.  This was primarily related to decreases of $1.5 million and $2.0 million in heavy check and other maintenance expense related to certain maintenance costs necessary to restore certain Saab and Beech aircraft to return conditions contained in each applicable lease during the first quarter of 2009.  In addition, expenses incurred under various third party maintenance agreements were reduced due to decreased volume in our operations.  These decreases were partially offset by increases of $2.1 million and $3.7 million, respectively, in engine maintenance expense related to a new time and materials contract covering our Q400 engines.

Other rentals and landing fees decreased by $0.1 million, or 2%, and $0.8 million, or 8%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009.  Landing fees decreased as a result of decreases of 3% and 7% in the number of departures for the three and six months ended June 30, 2010 as compared to the same periods in 2009.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Aircraft fuel expense increased by $1.5 million, or 28%, and $2.6 million, or 27%, for the three and six months ended June 30, 2010 as compared to the same periods in 2009.  This increase is primarily related to the increase in the average price of fuel.  The average price paid per gallon increased 40% during the three and six months ended June 30, 2010, as compared to the same periods in 2009.  Partially offsetting this increase in price, was a 9% decrease in the total number of gallons consumed during the three and six months ended June 30, 2010  Aircraft fuel associated with our Q400 operations is provided at no cost under the Continental CPA.

Other expenses increased by $2.2 million, or 56%, and $4.8 million, or 66%, respectively, during the three and six months ended June 30, 2010, as compared to the same periods in 2009.  As previously mentioned, we obtained new insurance coverage with significantly higher rates resulting in increases of $0.4 million and $0.8 million, respectively, in insurance expense.  Crew training and other crew related expenses increased $1.6 million and $2.3 million related to the planned addition of 15 Q400 aircraft to the fleet in 2010 and 2011.  In addition, during 2009, the Company recorded an additional $0.5 million in gains on asset disposals than 2010.

Liquidity and Capital Resources

We generate cash primarily by providing regional airline and related services to our code-share partners and passengers.  As of June 30, 2010, we had cash and cash equivalents of $79.0 million.  Net cash provided by operations was $44.8 million and $62.8 million for the six months ended June 30, 2010 and 2009, respectively.  We do not anticipate making federal income tax payments in 2010 due to the accelerated depreciation recognized for tax purposes related to our newly acquired CRJ-900 and Q400 aircraft.

In connection with the acquisition of Mesaba, we entered into a Promissory Note with Delta for $62 million.   The Promissory Note is secured by certain equipment of, and all of the capital stock in, Mesaba, and has an interest rate of 12.5%.  The principal is payable in equal quarterly installments of $3.1 million beginning on October 15, 2010 and ending on July 15, 2015.  Payments under the Promissory Note may be made by deductions from amounts due and payable to the Company under all of our operating agreements with Delta.  The Promissory Note contains customary covenants and representations, including a covenant to maintain a minimum amount of cash and cash equivalents at the end of each month.  The Promissory Note is also cross defaulted to all of our operating agreements with Delta.  We believe we will have sufficient operating cash to be able to comply with the minimum liquidity covenant.

In July 2009, we completed a three-year term loan financing for $25 million (the “Spare Parts Loan”).  The Spare Parts Loan is secured by our pool of spare repairable, rotable and expendable parts and certain aircraft engines.  The interest rate for the Spare Parts Loan is a variable rate, which is indexed to LIBOR (subject to a floor) and was 8.5% as of June 30, 2010. The Spare Parts Loan requires that we maintain a minimum liquidity level at the end of every month and at specified times preceding the maturity date or call date of certain other indebtedness. The Spare Parts Loan also has standard provisions relating to our obligation to timely repay the indebtedness and maintenance of the collateral base relative to the outstanding principal amount of the borrowing.  On January 13, 2010, we amended the Spare Parts Loan to reduce the required minimum liquidity level on four specific dates during the first quarter of 2010.  Amounts outstanding under the Spare Parts Loan were $23.3 million as of June 30, 2010.

In February 2005, we issued $121.0 million principal amount of our 3.25% senior convertible notes due 2025.  The Notes bore interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year.  On February 15, 2010, the holders of the Notes exercised their option to require us to purchase all of the remaining outstanding Notes for cash at a purchase price equal to 100% of their principal amount plus accrued interest and we repurchased the remaining $31.0 million principal amount outstanding at that time.

In February 2007, we entered into a purchase agreement for up to 25 firm and 20 option Q400 aircraft with Bombardier, Inc.  Under the agreement, we were obligated to purchase a minimum of 15 Q400 regional aircraft, which we satisfied during 2008.  In January 2009, we modified the purchase agreement to exercise our right to purchase the remaining ten firm Q400 aircraft and five of the option Q400 aircraft, which will be delivered between July 2010 and April 2011.  The Company anticipates taking delivery of two and six Q400 aircraft in the third and fourth quarters of 2010, respectively.  In 2011, we expect to take delivery of six and one Q400 aircraft in the first and second quarters, respectively.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources (continued)

We also secured additional options to acquire 15 Q400 aircraft that would be delivered in 2013.  Upon completion of this amendment, we now have optional rights to acquire a total of 30 Q400 aircraft, 15 of which would deliver late in 2011 and early 2012 and 15 of which would deliver in 2013.

We are required to make pre-delivery payments to Bombardier for the 15 firm Q400 aircraft that we have on order.  These payments began in January 2009 and will continue through October 2010.  During 2010, we have made pre-delivery payments totaling $20.5 million, $15.1 million of which was financed under a pre-delivery payment financing facility provided by Export Development Canada (“EDC”).  All of the remaining pre-delivery payments to be made in 2010 will be financed by EDC.  The interest rate associated with this pre-delivery payment facility is indexed to LIBOR, and was 2.95% as of June 30, 2010.  The outstanding balance of these borrowings as of June 30, 2010 was $27.4 million.  As each aircraft is delivered to us, we repay the associated borrowings.  We anticipate repaying approximately $16.0 million of the pre-delivery payment facility in the remainder of 2010.

We have also obtained a commitment from EDC to finance 85% of the purchase price of the 15 Q400 aircraft on order upon the delivery of each aircraft.

Operating activities. Net cash provided by operating activities was $44.8 million during the six months ended June 30, 2010.  This is primarily attributable to the approximately $38 million tax refund we received in February 2010, and due to approximately $6.8 million in cash generated from our operations.  On June 30, 2010 we prepaid approximately $10.0 million of aircraft lease payments that were due to be paid in early July, reducing our cash flow from operations for the first six months of 2010. Net cash provided by operating activities was $62.8 million during the six months ended June 30, 2009.

Investing activities.  Net cash used in investing activities for the six months ended June 30, 2010 was $6.7 million.  This is primarily attributable to $3.2 million in cash purchases of property and equipment, and $5.3 million paid in pre-delivery payments for future 2010 Q400 aircraft deliveries, offset by $1.8 million of cash proceeds from the sale of property and equipment and investments.

Net cash provided by investing activities for the six months ended June 30, 2009 was $3.7 million.  This was primarily attributable to insurance proceeds of $3.6 million and proceeds from redemptions of ARS of $5.7 million, offset by $5.5 million in cash purchases of property and equipment.

We expect non-aircraft cash capital expenditures for the remainder of 2010 to be approximately $11 to $13 million, including cash purchases of aircraft parts.  We expect to fund the non-aircraft capital expenditures with existing cash resources, debt financings related to spare parts purchases, and cash flows generated from our operations.

 Financing activities. Net cash used in financing activities for the six months ended June 30, 2010 totaled $50.7 million.  This was primarily related to $31.0 million used to repurchase the remaining par amount of our Notes, $28.1 million of principal payments on other debt obligations, including the Bridge Loan, $1.2 million related to payments on capital leases and $0.4 million related to other financing activities.  (See Footnote 6 to our financial statements herein)  We received the $10.0 million proceeds of the Bridge Loan in January 2010, and repaid the Bridge Loan in full upon receipt of our federal income tax refund in February 2010.

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

Guarantees and indemnifications.  We had $3.1 million invested in demand deposit accounts and in other similar instruments at June 30, 2010 and December 31, 2009, respectively.  These deposit accounts are classified as restricted cash and used as collateral for standby letter of credit facilities that we maintain for various vendors.  As of June 30, 2010 and December 31, 2009, we had $2.9 million of standby letters of credit outstanding, respectively.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources (continued)

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

In our aircraft lease and loan agreements, we typically indemnify the prime lessor, financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Because the majority of our contracts are capacity purchase agreements, our exposure to market risks such as commodity price risk (e.g., aircraft fuel prices) is primarily limited to our pro-rate operations, which comprise 18% and 17% of our consolidated revenues for the three and six months ended June 30, 2010.  With our 2007 acquisition of Colgan and our contracts with Delta and Continental that include the purchase of aircraft, we are exposed to commodity price and interest rate risks as discussed below.

Commodity Price Risk

Our pro-rate operations include exposure to certain market risks primarily related to aircraft fuel, which recently has been volatile.  Aircraft fuel expense is a significant expense for any air carrier, and even marginal changes in the cost of fuel greatly affect a carrier’s profitability.  Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply.  While our capacity purchase agreements require that fuel be provided to us at no cost, thereby reducing our overall exposure to fuel price fluctuations, our pro-rate code-share agreements with Continental, US Airways, and United expose us to fuel price risk.  Slightly offsetting our fuel risk, our agreement with Continental provides for an adjustment to the pro-rate revenue we receive from Continental based on projected changes in fuel prices.  For the projected annualized fuel consumption related to our pro-rate agreements, each ten percent change in the price of aircraft fuel from current levels would result in a change in annual fuel costs of approximately $2.3 million.

To mitigate the financial risk associated with dramatic short-term increases in fuel prices, in April we initiated a fuel hedging program using out-of-the-money aircraft fuel call options for a portion of our anticipated fuel consumption needs from May through December 2010.

Interest Rate Risk

 We are exposed to interest rate risk from the time of entering into aircraft purchase commitments until the delivery of aircraft, at which time we receive permanent, fixed-rate financing for each aircraft.  In January 2009, we entered into a purchase agreement for 15 firm Q400 aircraft with Bombardier, which will deliver between July 2010 and April 2011.  Should interest rates rise by 100 basis points before we take delivery, aggregate interest expense in the first year of financing would increase by approximately $2.6 million.

To mitigate the financial risk of significant increases in interest rates prior to the anticipated issuance of fixed-rate debt associated with Q400 aircraft deliveries to occur between July 2010 and April 2011, we initiated an interest rate hedging program in April, utilizing out-of-the-money interest rate “swaptions” (options to enter into pay-fixed interest rate swaps).

Item 4. Controls and Procedures

The Company, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There has been no change in our internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Pinnacle and Colgan are defendants in various ordinary and routine lawsuits incidental to our business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of our management, based on current information and legal advice, that the ultimate disposition of these suits will not have a material adverse effect on our consolidated financial statements as a whole.

September 11, 2001 Litigation.  Colgan is a defendant in litigation resulting from the September 11, 2001 terrorist attacks.  The Company believes it will prevail in this litigation; any adverse outcome from this litigation is expected to be covered by insurance and would therefore have no material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

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