Form 10-Q
period 2010-09-30
PINNACLE AIRLINES CORP
filed 2010-11-10
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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

Yes ☐	No ☒

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

As of November 9, 2010, 18,572,519 shares of common stock were outstanding.

Part 1.  Financial Information

Item 1.  Financial Statements

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2010	2009

Operating revenues
Regional airline services	$297,197	$214,478
Other	5,138	2,730
Total operating revenues	302,335	217,208
Operating expenses
Salaries, wages and benefits	92,199	55,402
Aircraft rentals	34,000	30,093
Ground handling services	27,528	21,964
Aircraft maintenance, materials and repairs	39,198	25,311
Other rentals and landing fees	24,219	17,659
Aircraft fuel	6,814	6,197
Commissions and passenger related expense	6,466	5,660
Depreciation and amortization	10,293	9,377
Other	35,899	21,749
Total operating expenses	276,616	193,412

Operating income	25,719	23,796

Operating income as a percentage of operating revenues	8.5%	11.0%
Nonoperating (expense) income
Interest expense, net	(10,693)	(11,712)
Miscellaneous income, net	357	4,334
Total nonoperating expense	(10,336)	(7,378)
Income before income taxes	15,383	16,418
Income tax expense	(5,942)	(5,041)
Net income	$9,441	$11,377

Basic earnings per share	$0.52	$0.63

Diluted earnings per share	$0.51	$0.62

Shares used in computing basic earnings per share	18,137	17,970
Shares used in computing diluted earnings per share	18,392	18,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Nine Months Ended September 30,
	2010	2009

Operating revenues
Regional airline services	$717,530	$629,614
Other	11,605	6,679
Total operating revenues	729,135	636,293
Operating expenses
Salaries, wages and benefits	207,377	167,999
Aircraft rentals	94,055	90,679
Ground handling services	75,291	70,622
Aircraft maintenance, materials and repairs	92,814	76,780
Other rentals and landing fees	57,542	53,987
Aircraft fuel	19,234	15,968
Commissions and passenger related expense	16,090	15,714
Depreciation and amortization	27,927	26,740
Other	80,621	54,890
Total operating expenses	670,951	573,379

Operating income	58,184	62,914

Operating income as a percentage of operating revenues	8.0%	9.9%
Nonoperating (expense) income
Interest expense, net	(29,294)	(32,770)
Miscellaneous (expense) income, net	(922)	4,389
Total nonoperating expense	(30,216)	(28,381)
Income before income taxes	27,968	34,533
Income tax (expense) benefit	(10,948)	1,680
Net income	$17,020	$36,213

Basic earnings per share	$0.94	$2.02

Diluted earnings per share	$0.92	$2.01

Shares used in computing basic earnings per share	18,121	17,968
Shares used in computing diluted earnings per share	18,433	18,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2010	December 31, 2009
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$126,729	$91,574
Restricted cash	8,018	3,115
Receivables, net	43,021	34,518
Spare parts and supplies, net	34,879	19,472
Prepaid expenses and other assets	7,594	3,508
Assets held for sale	-	1,255
Deferred income taxes, net of allowance	10,141	10,406
Income taxes receivable	3,966	40,803
Total current assets	234,348	204,651
Property and equipment
Flight equipment	848,622	755,236
Aircraft pre-delivery payments	38,981	12,049
Other property and equipment	66,132	48,710
Less accumulated depreciation	(112,792)	(86,501)
Net property and equipment	840,943	729,494

Investments	1,709	2,723
Debt issuance costs, net	4,421	3,561
Goodwill	25,339	18,422
Intangible assets, net	16,066	12,586
Other assets, primarily insurance receivables	317,880	317,659
Total assets	$1,440,706	$1,289,096

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$51,132	$36,085
Senior convertible notes	-	30,596
Pre-delivery payment facility	30,552	2,027
Accounts payable	50,598	23,982
Deferred revenue	26,530	24,363
Accrued expenses and other current liabilities	98,309	60,610
Total current liabilities	257,121	177,663
Noncurrent pre-delivery payment facility	-	4,910
Long-term debt, less current maturities	577,255	519,234
Deferred revenue, net of current portion	166,860	177,711
Deferred income taxes	26,495	13,532
Other liabilities	290,236	293,809

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 23,065,846 and 22,786,743 shares issued, respectively	231	228
Treasury stock, at cost, 4,493,327 and 4,450,092 shares, respectively	(68,479)	(68,152)
Additional paid-in capital	123,900	121,513
Accumulated other comprehensive loss	(13,012)	(14,431)
Retained earnings	80,099	63,079
Total stockholders’ equity	122,739	102,237
Total liabilities and stockholders’ equity	$1,440,706	$1,289,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2010	2009

Operating activities
Net income	$17,020	$36,213
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	32,260	31,097
Interest accretion, net	383	5,704
Deferred income taxes	12,475	47,694
Recognition of deferred revenue	(17,185)	(17,400)
Other	5,498	1,872
Changes in operating assets and liabilities:
Restricted cash	(4,113)	1,259
Receivables	9,605	(1,867)
Prepaid expenses and other assets	(11,195)	(1,300)
Insurance proceeds	1,364	3,127
Spare parts and supplies	(4,457)	(2,375)
Income taxes receivable (payable)	36,837	(3,069)
Accounts payable and accrued expenses	26,420	(5,813)
Change in uncertain income tax positions and related interest	(535)	(19,345)
Increase in deferred revenue	-	8,185
Cash provided by operating activities	104,377	83,982
Investing activities
Purchases of property and equipment, net	(7,425)	(7,021)
Proceeds from sales of investments	1,777	27,770
Aircraft pre-delivery payments	(5,343)	-
Proceeds from sales of Beech aircraft	1,450	-
Acquisition of Mesaba Aviation, Inc.	2,631
Insurance proceeds related to property and equipment	-	3,576
Cash (used in) provided by investing activities	(6,910)	24,325
Financing activities
Proceeds from debt	10,000	24,761
Repurchase of senior convertible notes	(30,979)	(83,870)
Payments on debt and pre-delivery payment facilities	(34,979)	(23,358)
Payments on credit facilities	(4,054)	(12,875)
Payments on capital leases	(1,543)	(812)
Other financing activites	(757)	(411)
Cash used in financing activities	(62,312)	(96,565)

Net increase in cash and cash equivalents	35,155	11,742
Cash and cash equivalents at beginning of period	91,574	69,469
Cash and cash equivalents at end of period	$126,729	$81,211

Noncash investing and financing activities
Property and equipment acquired through the issuance of debt	$62,342	$49,511
Acquisition of Mesaba Aviation, Inc. funded by the issuance of debt	$63,265	$-
Debt retired with insurance proceeds	$-	$15,424
Debt retired with investment proceeds	$-	$90,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INDEX

1. Description of Business and Basis of Presentation	7. Borrowings
2. Code-Share Agreements with Partners	8. Hedging Activities
3. Acquisition of Mesaba	9. Income Taxes
4. Earnings Per Share	10. Commitments and Contingencies
5. Comprehensive Income	11. Segment Reporting
6. Investments and Fair Value Measurements

1.  Description of Business and Basis of Presentation

Pinnacle Airlines Corp. and its wholly owned subsidiaries, Pinnacle Airlines, Inc., Mesaba Aviation, Inc., and Colgan Air, Inc., are collectively referred to in this report as the “Company,” except as otherwise noted.  The Company’s subsidiaries will be referred to as “Pinnacle” for Pinnacle Airlines, Inc., “Mesaba” for Mesaba Aviation, Inc., and “Colgan” for Colgan Air, Inc.

Pinnacle operates an all-regional jet fleet and provides regional airline capacity to Delta Air Lines, Inc. and its subsidiaries (“Delta”) as a Delta Connection carrier at its hub airports in Atlanta, Detroit, Memphis, and Minneapolis/St. Paul.  At September 30, 2010, Pinnacle operated 126 Canadair Regional Jet (“CRJ”)-200 aircraft with 662 daily departures to 117 cities in 33 states, the District of Columbia and four Canadian provinces.  Pinnacle also operated a fleet of 16 CRJ-900 aircraft as a Delta Connection carrier from Delta’s global hub in Atlanta with 79 daily departures to 22 cities in 13 states, the District of Columbia, Belize, Mexico, and two Canadian provinces.

Mesaba provides regional airline capacity to Delta as a Delta Connection carrier at its hub airports in Atlanta, Detroit, Memphis, Minneapolis/St. Paul, and Salt Lake City under three capacity purchase agreements.  At September 30, 2010, Mesaba operated 41 CRJ-900 aircraft, providing 184 daily departures to 59 cities in 34 states.  In addition, Mesaba operated 19 CRJ-200 aircraft, providing 97 daily departures to 37 cities in 16 states.  Mesaba also operated 32 Saab 340 B+ aircraft, providing 159 daily departures to 42 cities in 15 states.

Colgan operates an all-turboprop fleet under a regional airline capacity purchase agreement with Continental Airlines, Inc. (“Continental”), and also under revenue pro-rate agreements with Continental, United Air Lines, Inc. (“United”) and US Airways Group, Inc. (“US Airways”).  Colgan’s operations are focused primarily in the northeastern United States and Texas.  As of September 30, 2010, Colgan had 223 daily departures to 42 destinations in ten states and the District of Columbia within its pro-rate operations.  Colgan operated 13 Saab 340 aircraft as a Continental Connection carrier from Continental’s hub airport in Houston, 11 Saab 340 aircraft as a United Express carrier at Washington/Dulles, and ten Saab 340 aircraft as a US Airways Express carrier in Boston and New York City.  Colgan also operated 16 Bombardier Q400 aircraft as a Continental Connection carrier, providing 87 daily departures to 15 cities in 11 states, the District of Columbia and three Canadian provinces, under a capacity purchase agreement with Continental at its hub at Newark Liberty International Airport.  On October 1, 2010, Continental and United completed their previously announced merger, creating the world’s largest airline company.  The two airlines will ultimately operate under the United brand, and the Company’s Continental Connection operations will be transitioned to the United Express brand.

These interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, the results of its operations, and its cash flows for the periods indicated herein.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

For the three and nine months ended September 30, 2010, the Company has considered subsequent events through the date its condensed consolidated financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

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

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, which amends FASB ASC 860, Transfers and Servicing.  This guidance requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year beginning after November 15, 2009 (calendar year 2010). The Company adopted this guidance on January 1, 2010.  The application of the requirements of this guidance did not have a material effect on the accompanying condensed consolidated financial statements.

2.  Code-Share Agreements with Partners

The Company’s operating contracts fall under two categories: capacity purchase agreements and revenue pro-rate agreements.  The Company’s pro-rate agreements are primarily modified pro-rate agreements, as they are designed to maintain a base level of revenue.  The following is a summary of the percentage of regional airline services revenue attributable to each contract type and code-share partner for the three and nine months ended September 30, 2010.

	Three Months Ended September 30, 2010
	Percentage of Regional Airline Service Revenue
		Pro-Rate Agreements
Source of Revenue	Capacity Purchase Agreements	Standard	Modified	Total
Delta	78%	-	-	78%
Continental(1)	7%	-	5%	12%
United(1)	-	-	4%	4%
US Airways	-	4%	-	4%
Essential Air Service	-	-	2%	2%
Total	85%	4%	11%	100%

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

2.  Code-Share Agreements with Partners (continued)
	Nine Months Ended September 30, 2010
	Percentage of Regional Airline Service Revenue
		Pro-Rate Agreements
Source of Revenue	Capacity Purchase Agreements	Standard	Modified	Total
Delta	76%	-	-	76%
Continental(1)	8%	-	6%	14%
United(1)	-	-	5%	5%
US Airways	-	3%	-	3%
Essential Air Service	-	-	2%	2%
Total	84%	3%	13%	100%

(1)	On October 1, 2010, United and Continental completed their merger. Both carriers will continue to operate separately until receipt of a single operating certificate.

3.  Acquisition of Mesaba

On July 1, 2010, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Delta and Mesaba pursuant to which the Company purchased all of the issued and outstanding common stock of Mesaba from Delta (the “Acquisition”). The condensed consolidated financial statements reported herein contain Mesaba’s operating results since the acquisition date.

The Company is accounting for the Acquisition in accordance with FASB ASC Topic 805, Business Combinations, whereby the purchase price paid is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Mesaba based on their estimated fair values as of the closing date.   The Company is still in the process of obtaining information to evaluate the acquisition-date fair value of the consideration transferred to Delta, the assets acquired, and the liabilities assumed.  This process will likely be completed during the fourth quarter of 2010.

The total acquisition-date fair value of consideration transferred to Delta was $75,013.  This amount is comprised of: 1) a promissory note of $63,265, which is secured by certain equipment of and all of the capital stock in Mesaba, pursuant to a security and pledge agreement (the “Promissory Note”); 2) a $5,000 payment owed to Delta (paid in October 2010); and 3) $6,748 representing the cancellation of amounts owed to the Company by Delta relating to the reimbursement of past aviation insurance premiums.  The Promissory Note has an interest rate of 12.5%, with the principal payable in equal quarterly installments of $3,163 beginning on October 15, 2010 and a final maturity date of July 15, 2015.  Payments under the Promissory Note may be made by deductions from amounts due to the Company under all of the Company’s operating agreements with Delta.  The Promissory Note contains customary covenants and representations, including a covenant to maintain a minimum amount of cash and cash equivalents at the end of each month.

During the second half of 2009, Delta began disputing its obligation to fully reimburse Pinnacle for its aviation insurance premiums under both the CRJ-200 ASA and the CRJ-900 DCA.  In connection with the Acquisition, the Company and Delta signed an agreement whereby, beginning July 1, 2010, all amounts pertaining to aviation insurance premiums under the CRJ-200 ASA and the CRJ-900 DCA will be reimbursed in full.  The cumulative reimbursement shortfall of approximately $6,748 from July 1, 2009 through June 30, 2010 was resolved in conjunction with the Acquisition.  As this amount was realized in connection with entering into new and amended long-term revenue contracts with Delta, $5,000, which is the amount in excess of the $1,748 receivable previously recorded by Pinnacle, will be deferred and recognized as revenue over 12 years, which is the life of the Mesaba contractual cash flows.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

3.  Acquisition of Mesaba (continued)

The following table represents the preliminary allocation of the total consideration of $75,013 to tangible and intangible assets acquired and liabilities assumed:

Purchase Price Allocation
Current assets, including cash of $2,631	$38,132
Property and equipment	64,400
Intangible assets	5,000
Goodwill	6,917
Total assets acquired	114,449
Less: Accounts payable	(5,334)
Accrued expenses	(27,898)
Other liabilities	(6,204)
Assets acquired less liabilities assumed	$75,013

The difference between the purchase price and the fair value of Mesaba’s tangible and intangible assets acquired and liabilities assumed was recorded as goodwill.  The $6,917 in goodwill has been fully allocated to Mesaba, which is presented as a new operating segment of the Company in Note 11, Segment Reporting.  The Company attributes this goodwill to the opportunity to expand its regional airline services and its relationship with Delta as well as the synergies that will be created by operating similar fleet types out of overlapping hub locations.  The entire goodwill balance from the Acquisition will be deductible for tax purposes.

The following table summarizes the identifiable intangible assets acquired in the Acquisition:

	Gross Carrying Amount	Accumulated Amortization at September 30, 2010	Weighted Average Amortization Period (in years)	Amortization Through September 30, 2010	Estimated Amortization through December 31, 2010
Non-compete agreement(1)	$500	$125	1.0	$125	$250
CRJ-200 ASA(2)	2,000	67	7.5	67	133
CRJ-900 DCA(3)	2,500	52	12.0	52	104
Total	$5,000	$244	9.1	$244	$487

(1)	The non-compete agreement will be amortized into operating expenses from July 1, 2010 through June 30, 2011.
(2)	The CRJ-200 ASA customer contract will be amortized as increases to revenue from July 1, 2010 through December 31, 2017.
(3)	The CRJ-900 DCA customer contract will be amortized as increases to revenue from July 1, 2010 through June 30, 2022.

The Company also recognized a liability of $3,500 in relation to the Saab 340B+ DCA, which the Company determined to be a below market rate contract that will be amortized as increases to revenue during the two year life of the contract, through June 30, 2012.  For the three months ended September 30, 2010, the Company amortized $438 into revenue, which also represents the accumulated amortization balance at September 30, 2010.  The estimated amortization for the twelve months ended December 31, 2010 is $875.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

3.  Acquisition of Mesaba (continued)

The estimated net amortization on the amortizable intangibles, including the below market rate Saab DCA contract, for each of the five succeeding fiscal years and thereafter is presented in the table below:

(Increase) / Decrease to Operating Income
2011	$(1,025)
2012	(400)
2013	475
2014	475
2015	475
Thereafter, through 2022	1,888
Total future net amortization	$1,888

The Company has included operating revenues from Mesaba of $71,535 and operating income of $3,065 for the period from July 1, 2010 to September 30, 2010.  During the three and nine months ended September 30, 2010, the Company incurred transaction costs of $858 and $1,503, respectively, related to the Acquisition.  These costs have been recognized in operating expense within the consolidated statements of income.

The following unaudited pro forma combined results of operations give effect to the Acquisition as if it had occurred at the beginning of the period presented. The terms of Mesaba’s capacity purchase agreements entered into concurrently with the Acquisition have been retroactively applied to the beginning of the periods presented.  The unaudited pro forma combined results of operations do not purport to represent the Company’s consolidated results of operations had the Acquisition occurred on the dates assumed, nor are these results necessarily indicative of the Company’s future consolidated results of operations. The Company expects to realize significant benefits from integrating Mesaba’s operations into its existing operations. The unaudited pro forma combined results of operations do not reflect these benefits or costs.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009(1)

Operating revenues	$860,958	$900,956
Operating income	63,827	82,849
Net income	17,857	44,068
Basic and diluted earnings per share	$0.97	$2.44

(1)
During the nine months ended September 30, 2009, Mesaba generated additional income by providing ground handling services to various third parties, most of which were related parties.  This line of business, which typically generated high margins, ended in September 2009.  Although this ground handling business was not acquired, the operating revenues, operating income and net income earned from providing these services are included in the nine months ended September 30, 2009 pro forma information above.

In connection with the Acquisition, the Company and Delta entered into an amendment and restatement of Pinnacle’s capacity purchase agreement under which it operates 126 CRJ-200 aircraft as a Delta Connection carrier (the “CRJ-200 ASA”) to add the operation of Mesaba’s fleet of CRJ-200 aircraft to the agreement, which terminates on December 31, 2017.  The Company and Delta also entered into an amendment of Pinnacle’s capacity purchase agreement under which it operates 16 CRJ-900 aircraft as a Delta Connection carrier (the “CRJ-900 DCA”), primarily to conform certain operating performance metrics with new standards established by the Company and Delta related to the combined fleet of Pinnacle’s and Mesaba’s CRJ-900 aircraft.  The Company and Delta also entered into a new Delta Connection Agreement regarding the operation of Mesaba’s CRJ-900 aircraft for Delta (the “Mesaba CRJ-900 DCA”), and a new Delta Connection Agreement regarding the operation of Mesaba’s SAAB 340B+ aircraft for Delta (the “Saab DCA”).  All of the Company’s capacity purchase agreements with Delta contain cross-default provisions.  These cross-default provisions are not effective until July 1, 2011.  The Promissory Note with Delta also contains cross-default provisions to each capacity purchase agreement, effective July 1, 2010.

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

3.  Acquisition of Mesaba (continued)

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

Mesaba and Delta also entered into a facilities use agreement for Delta to license a back-up operational facility to Mesaba for two years following closing.  Additionally, Mesaba and Delta entered into a transition services agreement for Mesaba to provide information technology, finance, and human resource administrative services to a subsidiary of Delta for one year following the closing date of the Acquisition.  Finally, Mesaba and Delta also entered into a mutual release agreement, which terminated most operating agreements previously in place between the parties.

4.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$9,441	$11,377	$17,020	$36,213

Basic earnings per share	$0.52	$0.63	$0.94	$2.02

Diluted earnings per share	$0.51	$0.62	$0.92	$2.01

Share computation:
Weighted average number of shares outstanding for basic earnings per share	18,137	17,970	18,121	17,968
Share-based compensation (1)	255	234	312	82
Weighted average number of shares outstanding for diluted earnings per share	18,392	18,204	18,433	18,050

(1)
During the three months ended September 30, 2010 and 2009, options to acquire 1,548 and 1,094 shares, respectively, were excluded from the computation of diluted EPS as their impact was anti-dilutive. During the nine months ended September 30, 2010 and 2009, options to acquire 1,338 and 1,684 shares, respectively, were excluded from the computation of diluted EPS as their impact was anti-dilutive.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

5.  Comprehensive Income

The components of comprehensive income, net of related taxes, for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$9,441	$11,377	$17,020	$36,213
Adjustments:
Amortization of unrealized actuarial gain	(4)	(136)	(11)	(149)
Change in cash flow hedge unrealized loss	471	494	1,430	2,405
Reversal of unrealized gain on investments	-	(4,404)	-	-
Total comprehensive income	$9,908	$7,331	$18,439	$38,469

6. Investments and Fair Value Measurements

The Company invests excess cash balances primarily in short-term money market instruments and overnight repurchase agreements.

Prior to August 2009, the Company’s investment portfolio consisted primarily of auction rate securities (“ARS”).  In August 2009, the Company reached an agreement to sell its portfolio of ARS to the financial institution that originally sold the ARS portfolio to the Company (the “ARS Settlement”).   The ARS Settlement provides that for a period of three years from the date of the ARS Settlement, the Company shall have the right to repurchase all or a portion of the ARS at the same discount to par the bank paid to the Company under the ARS Settlement (the “ARS Call Options”).  During the three months ended September 30, 2009, the Company determined the initial fair value of the ARS Call Options and the corresponding gain from the ARS Settlement to be $4,078.

During the three and nine months ended September 30, 2010, upon redemption of certain ARS by the issuer at par, the Company exercised a portion of the ARS Call Options and received net cash proceeds of $1,387 and $1,777, respectively, and recorded a realized gain of $81 and $395, respectively.  The Company determined the fair value of the ARS Call Options to be $1,709 and $2,723 at September 30, 2010 and December 31, 2009, respectively.  They are classified as investments on the Company’s condensed consolidated balance sheets.

The fair values of the ARS Call Options were estimated using a discounted cash flow model.  The model considered potential changes in yields for securities with similar characteristics to the underlying ARS and evaluated possible future refinancing opportunities for the issuers of the ARS.  The analysis then assessed the likelihood that the options would be exercisable as a result of the underlying ARS being redeemed or traded in a secondary market at an amount greater than the exercise price prior to the end of the option term.  Future changes in the fair values of the ARS Call Options will be marked-to-market through the condensed consolidated statement of income.   The Company has determined that its ARS Call Options are classified in Level 3 of the fair value hierarchy.  During the three and nine months ended September 30, 2010, the Company recorded an unrealized gain of $428 and a net unrealized gain of $368, respectively, to adjust the ARS Call Options to their fair values.

As discussed in Note 8, Hedging Activities, the Company utilizes aircraft fuel call options and options to purchase forward interest rate swaps (“Swaptions”) in order to manage its commodity price risk and interest rate risk, respectively.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider.  However, as of September 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The tables below present the Company’s assets and liabilities measured at fair value as of September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Level 1	Level 2	Level 3	Balance at September 30, 2010
Assets
Aircraft fuel call options (1)	$-	$6	$-	$6
Interest rate Swaptions (1)	$-	$13	$-	$13
ARS Call Options	$-	$-	$1,709	$1,709

(1)	For additional discussion and description of these assets, refer to Note 8, Hedging Activities.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

6. Investments and Fair Value Measurements (continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Asset
	ARS Call Options
	Nine Months Ended September 30,
	2010	2009
Balance at beginning of period	$2,723	$-
Transfers to Level 3	-	-
Total unrealized gains (losses)
Included in nonoperating expense	(299)	-
Realized gains on redemptions, included in nonoperating expense(1)	216	-
Net proceeds from redemptions (2)	(271)	-
Balance at March 31	$2,369	$-

Transfers to Level 3	-	-
Total unrealized gains (losses)
Included in nonoperating expense	239	-
Realized gains on redemptions, included in nonoperating expense(1)	98	-
Net proceeds from redemptions (2)	(119)	-
Balance at June 30	$2,587	$-

Transfers to Level 3	-	4,078
Total unrealized gains (losses)
Included in nonoperating expense	428	-
Realized gains on redemptions, included in nonoperating expense(1)	81	-
Net proceeds from redemptions (2)	(1,387)	-
Balance at September 30	$1,709	$4,078

(1)	The Company determines the cost basis for ARS redemptions using the specific identification method.
(2)	Partial redemption of securities at par by the issuer.
(3)	Proceeds received from the sale of the ARS portfolio in connection with the ARS Settlement.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

6. Investments and Fair Value Measurements (continued)

	Asset
	Auction Rate Securities
	Nine Months Ended September 30,
	2010	2009
Balance at beginning of period	$-	$116,900
Transfer to Level 3	-	-
Total unrealized gains (losses)
Included in nonoperating expense	-	-
Included in other comprehensive income (“OCI”)	-	-
Realized gains on redemptions, included in nonoperating expense(1)	-	44
Interest accretion	-	438
Redemptions (2)	-	(2,700)
Balance at March 31	$-	$114,682
Transfers to Level 3	-	-
Total unrealized gains (losses)
Included in nonoperating expense	-	(966)
Included in OCI	-	4,598
Realized gains on redemptions, included in nonoperating expense(1)	-	632
Interest accretion	-	437
Redemptions (2)	-	(2,950)
Balance at June 30	$-	$116,433
Transfers to Level 3	-	-
Total unrealized gains (losses)
Included in nonoperating expense	-	155
Included in OCI	-	(4,598)
Realized gains on redemptions, included in nonoperating expense(1)	-	-
Interest accretion	-	130
Redemptions (2)	-	(800)
Sales(3)		(111,320)
Balance at September 30	$-	$-

(1)	The Company determines the cost basis for ARS redemptions using the specific identification method.
(2)	Partial redemption of securities at par by the issuer.
(3)	Proceeds received from the sale of the ARS portfolio in connection with the ARS Settlement.

The carrying amounts and estimated fair values of the Company’s borrowings, which are discussed in detail in Note 7, Borrowings, were as follows:

	As of September 30, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term notes payable, primarily related to owned aircraft	$628,387	$556,418	$555,319	$482,161
Pre-delivery payment facilities	30,552	30,552	6,937	6,937
Senior convertible notes	-	-	30,596	29,779

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

On February 15, 2010, the holders of the Notes exercised their option to require the Company to purchase all of the remaining outstanding Notes for cash at a purchase price equal to 100% of their principal amount plus accrued interest. As of September 30, 2010, $0 par amount of the Notes was outstanding.

The unamortized discount of the liability component of the Notes was $383 at December 31, 2009.  This discount was amortized through February 15, 2010.  The fair value of the Notes as of December 31, 2009 was $29,779.

The following table provides additional information about the Company’s Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Effective interest rate on liability component	-	13.5%	13.5%	13.5%
Interest cost recognized as amortization of the discount of liability component	$-	$1,841	$383	$6,708
Cash interest cost recognized (coupon interest)	$-	$662	$126	$2,440

Long-Term Notes Payable

As of September 30, 2010 and December 31, 2009, the Company had long-term notes payable of $628,387 and $555,319, respectively.

Included in long-term notes payable are borrowings from Export Development Canada (“EDC”) for owned aircraft.  The borrowings are collateralized by the Company’s fleet of CRJ-900 and Q400 aircraft and bear interest at rates ranging between 3.8% and 6.7% with maturities through 2025.  Amounts outstanding under these EDC borrowings were $528,583 and $513,462 at September 30, 2010 and December 31, 2009, respectively.

During 2009, the Company completed a $25,000, three-year term loan financing with C.I.T Leasing and funded by CIT Bank (the “Spare Parts Loan”). The Spare Parts Loan is secured by Pinnacle’s and Colgan’s pool of spare repairable, rotable and expendable parts and certain aircraft engines.  The interest rate for the Spare Parts Loan is a variable rate, which is indexed to LIBOR (subject to a floor) and was 8.5% as of December 31, 2009.  During August 2010, the Company and CIT amended the Spare Parts Loan to reduce the interest rate floor to 8.0%, to extend the maturity date until June 30, 2014, to provide for additional borrowings of up to $4,500, and to provide for a prepayment penalty under certain circumstances.  As of September 30, 2010, the interest rate on the Spare Parts Loan was 8.0%.  The Spare Parts Loan requires that the Company maintain a minimum liquidity level at the end of every month. The Spare Parts Loan also has standard provisions relating to the Company’s obligation to timely repay the indebtedness and maintenance of the collateral base relative to the outstanding principal amount of the borrowing.  As of September 30, 2010 and December 31, 2009, amounts outstanding under the Spare Parts Loan were $22,575 and $24,215, respectively.  During October 2010, the Company drew an additional $1,630, increasing total borrowings under the Spare Parts Loan. The proceeds are being used to finance the initial provisioning of rotable aircraft parts to support the Company’s Q400 aircraft purchases and general working capital purposes.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

7.  Borrowings (continued)

On July 1, 2010, the Company completed the Acquisition of Mesaba.  The Acquisition was financed under the Promissory Note, which had a balance of $63,265 as of September 30, 2010.  See Note 3, Acquisition of Mesaba, for more details about the Promissory Note.

Pre-delivery Payment Financing Facilities

In January 2009, the Company amended its Continental CPA to operate an additional 15 Q400 aircraft.  The aircraft began delivering in July 2010 and will continue delivery through April 2011.  In connection with this amendment, the Company executed a new pre-delivery payment (“PDP”) financing facility with EDC for up to $35,600 on substantially similar terms to its previous PDP facilities.  This instrument has an interest rate indexed to LIBOR, which was 3.19% as of September 30, 2010.  Amounts outstanding under this facility were $30,552 and $6,937 at September 30, 2010 and December 31, 2009, respectively.

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

8.  Hedging Activities

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

The Company does not purchase aircraft fuel call options for trading purposes and is not applying hedge accounting as of September 30, 2010.  Therefore, these options are recorded at their fair value in the Company’s condensed consolidated balance sheet, and any subsequent increases or decreases in their fair value are recorded in the condensed consolidated statement of income until their expiration.

At September 30, 2010, the Company had outstanding fuel call options covering approximately 85% of its expected fuel requirements from October through December 2010.  These options have an average strike price of $2.68 per gallon, providing financial protection if fuel prices exceed this level in any given month.  The Company may purchase additional fuel call options in the future to help mitigate risk associated with potential increases in aircraft fuel prices. During the three and nine months ended September 30, 2010, the Company recorded expenses of $41 and $380, respectively, in aircraft fuel expense related to fuel call options.  The Company had fuel call options with a fair value of $6 at September 30, 2010, which are included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheet.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

8.  Hedging Activities (continued)

Interest Rate Swaptions

The Company is exposed to interest rate risk from the time of entering into purchase commitments until the delivery of Q400 aircraft, occurring between July 2010 and April 2011, throughout which time the Company will receive permanent, fixed-rate financing.  To mitigate the financial risk associated with changes in long-term interest rates, the Company commenced an interest rate hedging program in April 2010, utilizing options to purchase forward interest rate swaps.  These Swaptions provide a hedge for the expected interest payments associated with anticipated future issuances of long-term, fixed-rate debt to finance the Company’s firm future Q400 aircraft deliveries.  Interest rate Swaptions give the purchaser the right to enter into a swap at a future date if the strike rate of the Swaption is more favorable than the current market swap rate.

The Company does not purchase interest rate Swaptions for trading purposes and is not applying hedge accounting as of September 30, 2010.  The Company records these interest rate Swaptions at their fair value on its condensed consolidated balance sheet, and subsequent increases and decreases in their fair value are recorded in the condensed consolidated statement of income until their expiration.

At September 30, 2010, the Company had 13 outstanding Swaptions to hedge the Company’s risk related to increases in interest rates applicable to approximately $230,000 of debt the Company expects to borrow.  The average capped rate for the Swaptions approximates 6.77%.  If actual fixed rates exceed the capped rates, the Company will exercise its option contracts and receive one-time cash payments based on the market value of the interest rate option contracts when the Q400 aircraft are delivered to the Company.  If the actual fixed rate is less than the applicable hedged fixed rate at the time of delivery, then each Swaption contract will expire unexercised.  During the three and nine months ended September 30, 2010, the Company recorded expense of $170 and $1,625, respectively, related to the change in fair value of its interest rate Swaptions.  These costs are classified as miscellaneous nonoperating expense on the Company’s condensed consolidated statements of income.  The Company had interest rate Swaptions with a fair value of $13 at September 30, 2010, which are included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheet.

Interest Rate Swaps

To manage long-term interest rate risk for the fixed-rate debt issued in 2008 associated with aircraft the Company received and placed into service in 2008, the Company initiated a cash flow hedging program in 2007.  The hedging program utilized forward-starting interest rate swaps, which hedged the expected interest payments associated with issuances of long-term debt to finance the aircraft.   The Company had no unsettled swaps associated with this hedging program at September 30, 2010 or December 31, 2009.

These interest rate swaps were designated as cash flow hedges and the permanent financing was secured in 2008.  The remaining hedge-related balance, which is included in accumulated other comprehensive loss, is being amortized into interest expense over the life of the aircraft financing.  The losses from settled interest rate swaps recorded in other comprehensive income (“OCI”), net of tax, within the condensed consolidated balance sheets were $13,428 and $14,858 as of September 30, 2010 and December 31, 2009, respectively.  Included in the total net realized losses from interest rate swaps as of September 30, 2010 are $2,848 in unrecognized losses that are expected to be reclassified from OCI into earnings during the 12 months following September 30, 2010.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

8.  Hedging Activities (continued)

The tables below present the effect of the Company’s interest rate swaps on the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009:

Three Months Ended September 30,	Amount of Loss Reclassified from OCI into Income (Effective Portion) (2)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2010	$(737)	$-
2009	$(774)	$-

Nine Months Ended September 30,	Amount of Loss Reclassified from OCI into Income (Effective Portion) (2)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2010	$(2,239)	$-
2009	$(2,372)	$(1,424	)(1)

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

9. Income Taxes

The following summarizes the significant components of the Company’s income tax expense for the periods indicated:

	Three Months Ended September 30,
	2010		2009
	Dollars	Percent	Dollars	Percent
Income tax expense at statutory rate	$(5,384)	(35.0)%	$(5,746)	(35.0)%
State income taxes, net of federal taxes	(438)	(2.9)%	(534)	(3.2)%
Settlements	462	3.0%	-	-
Tax-exempt income	-	-	71	0.4%
Meals and entertainment	(496)	(3.2)%	(146)	(0.9)%
Valuation allowance	(59)	(0.4)%	1,248	7.6%
Other	(27)	(0.1)%	66	0.4%
Income tax expense	$(5,942)	(38.6)%	$(5,041)	(30.7)%

	Nine Months Ended September 30,
	2010		2009
	Dollars	Percent	Dollars	Percent
Income tax expense at statutory rate	$(9,789)	(35.0)%	$(12,087)	(35.0)%
State income taxes, net of federal taxes	(758)	(2.7)%	(816)	(2.4)%
Settlements	462	1.7%	13,401	38.8%
Tax-exempt income	-	-	290	0.9%
Meals and entertainment	(726)	(2.6)%	(391)	(1.1)%
Valuation allowance	(126)	(0.5)%	1,377	4.0%
Other	(11)	(0.0)%	(94)	(0.3)%
Income tax (expense) benefit	$(10,948)	(39.1)%	$1,680	4.9%

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

9. Income Taxes (continued)

The Company provides for interest and penalties accrued related to unrecognized tax benefits in nonoperating expenses.  As of September 30, 2010 and December 31, 2009, the Company had $252 and $325 of accrued interest and penalties, respectively.

The Company had $85 and $547 of unrecognized tax benefits at September 30, 2010 and December 31, 2009.  The amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $85 as of September 30, 2010.

During the three months ended September 30, 2010, the Internal Revenue Service (the “Service”) completed its audit of the Company’s federal income tax returns for calendar years 2006 and 2008.  These years have been settled with no change to taxable income.  As a result, the Company recognized $462 as a discrete income tax benefit for the quarter and $97 as interest income.  Due to the fact that the Company filed an amended federal tax return for the 2007 fiscal year, the Service has not yet completed its audit of the Company’s tax return for that year.

During the three months ended March 31, 2009, the Company reached an agreement with the Service to resolve certain matters related to the Service’s examination of the Company’s federal income tax returns for calendar years 2003, 2004, and 2005.  The Company and the Service agreed for the Company to pay approximately $3,000 of additional income tax and accrued interest in settlement of all open tax matters for these years.  With this agreement, the Service completed its examination of the Company’s federal tax filings for 2003, 2004, and 2005.  As a result of the completion of this examination, the Company recorded during the three months ended March 31, 2009 a reduction to income tax expense of $13,552 and a pre-tax reduction to interest expense of $2,926.

10. Commitments and Contingencies

Employees. The Company operates under several collective bargaining agreements with groups of its employees, as outlined in the table below.

Employee Group	Employees Represented	Representing Union	Contract Amendable Date
Pinnacle’s pilots	1,173	Air Line Pilots Association	April 30, 2005
Mesaba’s pilots	948	Air Line Pilots Association	May 31, 2012
Colgan’s pilots	507	Air Line Pilots Association	Pending (1)
Pinnacle’s flight attendants	732	United Steel Workers of America	February 1, 2011
Mesaba’s flight attendants	586	Association of Flight Attendants	May 31, 2012
Colgan’s flight attendants	257	United Steel Workers of America	April 30, 2014 (2)
Pinnacle’s ground operations agents	954	United Steel Workers of America	May 23, 2015
Pinnacle’s flight dispatchers	60	Transport Workers Union of America	December 31, 2013
Mesaba’s flight dispatchers	21	Transport Workers Union of America	May 31, 2012
Mesaba’s mechanics	328	Aircraft Mechanics Fraternal Association	May 31, 2012
Total unionized labor	5,566

(1)	Initial contract negotiations commenced in October 2009 and are ongoing.
(2)	The Colgan flight attendant agreement with the United Steel Workers of America is amendable on April 30, 2014 with the exception of a wage only review, which could occur in April 2011.

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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

10. Commitments and Contingencies (continued)

Subsequent to the Company’s acquisition of Mesaba, ALPA voluntarily agreed to negotiate for a single ALPA pilot contract that would replace individual collective bargaining agreements pertaining to each of Pinnacle, Mesaba, and Colgan.  Negotiations began during September 2010.  If the negotiating team is unable to reach a tentative agreement for a combined collective bargaining agreement, then separate negotiations will resume for Pinnacle and Colgan.  The contract between the Company and ALPA covering Mesaba’s pilots is not set to expire until May 2012.

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

The Company has recorded a related liability of approximately $285,000 in other non-current liabilities on its consolidated balance sheet at September 30, 2010 related to potential claims associated with this accident.  This liability is offset in its entirety by a corresponding long-term receivable, recorded in other noncurrent assets on the condensed consolidated balance sheet that the Company expects to receive from insurance carriers as claims are resolved.  These estimates may be revised as additional information becomes available.

Settlement of Disputes with Code-share Partner.   On July 1, 2010, the Company and Delta reached agreement over a number of significant disputes, primarily related to the Company’s CRJ-200 ASA, that had arisen since 2007 and that were further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

10. Commitments and Contingencies (continued)

One disputed item related to a one-time adjustment to the Company’s block hour, cycle and fixed payment rates under the CRJ-200 ASA that was to become effective January 1, 2006.  Delta had asserted that the adjustment should have resulted in a significant decrease in the rates under the CRJ-200 ASA, of as much as $3,000 annually, with a cumulative adjustment of as much as $11,000 from 2006 through June 30, 2010.  The Company had asserted that the adjustment would have resulted in an increase in the CRJ-200 ASA rates of as much as $3,000 to $5,000 annually.  On July 1, 2010, the parties agreed to release each other from any claims related to this one-time adjustment, and the rates then in effect under the CRJ-200 ASA were not adjusted.

The Company and Delta also finalized a number of other matters under the CRJ-200 ASA upon which the parties previously had agreed verbally, including the resolution of a dispute related to ground handling revenue and expenses, aircraft paint reimbursements, overhead cost sharing, and adjustments to remove landing fees and air navigation fees from the Company’s fixed rates and convert these expenses into fully reimbursed costs.  None of these items had a material impact on the Company’s results of operations for the nine months ended September 30, 2010.

11.  Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.

The Company’s three operating segments consist of its three subsidiaries, Pinnacle, Mesaba, and Colgan.  Mesaba is a new operating segment resulting from the Acquisition discussed in Note 3, Acquisition of Mesaba.  Corporate overhead expenses incurred by Pinnacle Airlines Corp. are allocated to the operating expenses of each subsidiary.

The following represents the Company’s segment data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating revenues:
Pinnacle	$166,132	$155,253	$485,590	$465,177
Mesaba	71,535	-	71,535	-
Colgan	64,668	61,955	172,010	171,116
Consolidated	$302,335	$217,208	$729,135	$636,293

Operating income:
Pinnacle	$16,529	$15,686	$48,006	$46,582
Mesaba	3,065	-	3,065	-
Colgan	6,125	8,110	7,113	16,332
Consolidated	$25,719	$23,796	$58,184	$62,914

The following represents the Company’s segment assets:

	September 30, 2010	December 31, 2009
Total assets:
Pinnacle	$611,443	$616,339
Mesaba	126,832	-
Colgan	734,193	676,054
Intercompany	(31,762)	(3,297)
Consolidated	$1,440,706	$1,289,096

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

Many important factors, in addition to those discussed in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of the potential factors that could affect our results are described in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition under “Overview of Third Quarter 2010 Financial Results” and “Outlook”.  In light of these risks and uncertainties, and others not described in this Report, the forward-looking events discussed in this Report might not occur, might occur at a different time, or might cause effects of a different magnitude or direction than presently anticipated.

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

Overview of Third Quarter 2010 Financial Results

On July 1, we acquired Mesaba Aviation, Inc. (“Mesaba”) from Delta Airlines, Inc. and its subsidiaries (“Delta”).  The acquisition of Mesaba had a profound impact on our third quarter 2010 financial results.  Our consolidated revenue increased by $71.5 million, or 31%, as a result of the acquisition.  Further, Mesaba reported operating income of $3.1 million.  Taking into account interest on a $63.3 million note that we issued to Delta as part of the acquisition (the “Promissory Note”), the Mesaba acquisition increased our pre-tax income by $1.0 million.

Our consolidated operating income in the third quarter was $25.7 million, an increase of $1.9 million as compared to the third quarter of 2009.  Pinnacle Airlines, Inc. (“Pinnacle”) reported operating income of $16.5 million, an increase of $0.8 million from the third quarter of 2009.  An increase in block hours and year-over-year rate increases under our contracts with Delta contributed to the improved operating income.  In addition, we reduced an estimate of penalties for the first half of 2010 under one of our contracts with Delta by $0.5 million.  Colgan Air, Inc. (“Colgan”) reported operating income of $6.1 million, a decrease of $2.0 million as compared to the third quarter of 2009.  Higher maintenance, labor and training costs primarily caused the drop in operating income, partially offset by unit revenue gains in our pro-rate operations.  The financial results of our operating segments are discussed in further detail below under “Results of Operations”.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview of Third Quarter 2010 Financial Results (continued)

We generated $59.6 million in cash from operations during the third quarter of 2010, and we ended the quarter with $126.7 million in cash and cash equivalents.  Operating cash flow was unusually high during the third quarter due to the acquisition of Mesaba and the timing of payments related to prepaid expenses, trade payables and accrued expenses.  Mesaba generated approximately $28 million in operating cash flow, inclusive of a build-up of negative working capital due to the terms of our contracts with Delta.  We generally receive payments weekly from Delta under the contracts covering Mesaba’s operations, yet we do not pay the majority of costs associated with our operations for as much as 30 days after we complete flights.  This resulted in a one-time increase in liquidity of approximately $10 million in the third quarter.  Mesaba also had a higher than expected working capital balance (as defined in the Stock Purchase Agreement with Delta) at July 1.  The Stock Purchase Agreement contains a neutral targeted working capital balance, with a reconciliation process if actual working capital as of July 1 was materially different from the target.  Mesaba had a positive working capital balance of $6.3 million as of July 1, which ultimately increased operating cash flow during the third quarter.   Pursuant to the reconciliation process outlined in the Stock Purchase Agreement, we reimbursed Delta $5.0 million in October 2010 and increased the amount of the Promissory Note by the remaining $1.3 million.

The Company expects operating cash flow in the fourth quarter to be lower than the average achieved in the first three quarters of 2010, as prepaid expenses, trade payables and accrued expenses are expected to return to lower levels.  In addition, Management expects the balance of cash and cash equivalents to decline through April 2011 as the Company acquires new Q400 aircraft to operate under its capacity purchase agreement with United Continental Holdings, Inc.

Outlook

Mesaba Acquisition

We purchased Mesaba from Delta through the issuance to Delta of a Promissory Note totaling $63.3 million.  Mesaba operates a fleet of 41 CRJ-900 aircraft, 19 CRJ-200 aircraft, and 32 Saab 340B+ aircraft as a Delta Connection carrier, with hubs in Atlanta, Detroit, Memphis, Minneapolis/St. Paul, and Salt Lake City.  In connection with our acquisition of Mesaba, we entered into a new capacity purchase agreement with Delta providing for the operation of Mesaba’s CRJ-900 fleet for a period of 12 years (the “Mesaba CRJ-900 DCA”), and we modified our existing CRJ-200 airline services agreement (the “CRJ-200 ASA”) with Delta to include Mesaba’s fleet of CRJ-200 aircraft.  We also entered into a two-year capacity purchase agreement covering Mesaba’s fleet of 32 Saab 340 B+ aircraft (the “Saab DCA”).  Under these agreements, Delta will pay us rates and reimburse us certain direct expenses, similar to our existing capacity purchase agreements with Delta.  These agreements provide for targeted cash income (cash payments received from Delta less all expenses other than depreciation and amortization and interest expense, and less forecasted capital expenditures) of $18 million per year through July 2022.  Because these agreements contain rates that increase annually with inflation, we can earn more or less than $18 million of cash contract income in any given year depending on how our expenses fluctuate.  In addition, primarily because depreciation and amortization are generally excluded from reimbursement under these agreements, our reported operating income under generally accepted accounting principles related to Mesaba’s operations will differ from the $18 million target cash contract income.  These agreements also provide for certain rate resets, the first of which will occur effective January 1, 2013.  Under these rate resets, we will negotiate and agree with Delta on new rates based on a forecast of our projected cash expenditures under the agreements for the subsequent five-year period, inclusive of our targeted cash contract income of $18 million per year.  Finally, these agreements contain targets related to our operating performance, and we can earn additional incentives or incur performance penalties depending on our actual operating performance.  Because we will incur some integration costs during 2011 and 2012, we do not expect to realize the full $18 million targeted cash contract income during these years.  During the third quarter of 2010, Mesaba generated operating income of $3.1 million, which includes depreciation and amortization of $1.3 million.  These results are in line with our expectations and targets under our contracts with Delta.

Prior to selling Mesaba to us, Delta announced plans to retire Mesaba’s fleet of Saab 340B+ aircraft during 2011.  Accordingly, the Saab DCA provides for the wind-down of Mesaba’s Saab 340B+ operations over a period not to extend beyond June 2012.  Under the Saab 340 DCA, we do not expect to earn a material amount of income or incur a material loss while we operate the Saab 340B+ aircraft.  As each aircraft exits service, we will return the aircraft to Delta on an “as is, where is” basis.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Outlook (continued)

During the three and nine months ended September 30 2010, we incurred transaction costs of $0.9 million and $1.5 million related to the Mesaba acquisition.

Upon acquiring Mesaba, we announced that our long-term plan for our operating structure is to transition all jet flying to Pinnacle, and to merge Colgan and Mesaba’s turboprop operations with Mesaba remaining the surviving carrier.  We aspire for our regional airline subsidiaries to lead the industry with regard to safety programs and a strong safety culture, and our realignment of operations will be implemented with this goal as our highest priority.  We believe that realigning the common fleet types of Pinnacle, Mesaba and Colgan into two strong regional airlines also will provide for the most efficient, and reliable regional operations for our partners.  As we plan for the transition of our operations at Pinnacle, Mesaba and Colgan into two regional airlines, we will collaborate with the employee work groups and unions at all three airlines to determine an equitable process to combine operations.

Simultaneously with our acquisition of Mesaba, we resolved certain contractual disputes relating to our existing capacity purchase agreements with Delta.  For additional information about these disputes, refer to Note 10, Commitments and Contingencies, to our consolidated financial statements, which are included in Item 1 of this Form 10-Q.

Other Matters

We accepted delivery of two Q400 aircraft during the third quarter of 2010 and will take delivery of an additional 13 aircraft through April 2011 that will be operated under our capacity purchase agreement with Continental.  We have a commitment from Export Development Canada (“EDC”) to finance 85% of the purchase price of each aircraft, and we expect to use our internally generated funds to pay for the remaining amount.  We believe our current liquidity position and expected 2010 operating cash flow is sufficient to meet our remaining 2010 debt service requirements and the unfinanced portion of our Q400 purchase commitments.  Under our capacity purchase agreement with Continental, payments associated with our capital investment in these aircraft are fixed over the ten-year term of the contract.

Our pro-rate operations remain susceptible to both passenger demand and fuel cost.  The average revenue per available seat mile in our pro-rate markets increased by 10% in the third quarter of 2010 as compared to the third quarter of 2009.  Many analysts that follow the U.S. airline industry expect passenger revenue to continue to show year-over-year increases throughout 2010.  However, fuel prices have also increased significantly since early 2009.  Our average, fuel cost per gallon associated with our pro-rate operations increased 17% during the third quarter of 2010 as compared to the third quarter of 2009.  In April 2010, we implemented a fuel hedging program to protect against significant short-term increases in fuel prices.  We have purchased average rate options covering approximately 85% of our expected fuel requirements through December 2010.  These options have an average strike price of $2.68 per gallon, providing financial protection to us if fuel prices exceed this level in any given month.  These options are recorded as current assets on our consolidated balance sheet, and any changes in fair value are recorded through the statement of income.  We may purchase additional fuel call options in the future to help protect against fuel price increases.  We will also continue to monitor our pro-rate operations and make capacity adjustments as necessary in response to changing passenger demand and fuel prices.

  In January, we temporarily removed four aircraft within our pro-rate operations from scheduled service at New York’s LaGuardia airport.  This reduction in service was driven by an announcement that US Airways, our code-share partner at LaGuardia, intended to transfer the bulk of its regional takeoff and landing slots to Delta and significantly reduce its presence at LaGuardia.  The exchange of slots between US Airways and Delta was not approved by the Department of Transportation (the “DOT”), and we have rescheduled service with three of these aircraft at LaGuardia from June through October 2010.  In addition, we were recently awarded a contract from the DOT to operate from Boston to Plattsburgh, New York under the DOT’s Essential Air Service program, and we initiated service in June.  We are in discussions with US Airways to resume service at LaGuardia early in 2011 on a more permanent basis.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Outlook (continued)
We have been in negotiations with ALPA to amend the collective bargaining agreement covering Pinnacle’s Pilots since April 2005.  We have also been in negotiations with ALPA since late 2009 for an initial collective bargaining agreement applicable to Colgan’s Pilots.  Since the acquisition of Mesaba, we have voluntarily agreed to discuss with ALPA the terms for a potential single collective bargaining agreement that would provide for an integrated seniority list among all three of Pinnacle, Mesaba and Colgan.  If we are not successful in negotiating a combined collective bargaining agreement, then we will resume negotiations for separate agreements applying to Pinnacle and Colgan.

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

Results of Operations

The following represents our results of operations, by segment and consolidated, for the three and nine months ended September 30, 2010.  A discussion of our results of operations as compared to the same period in 2009 follows.

The Company purchased Mesaba on July 1, 2010, as discussed in Note 3, Acquisition of Mesaba, to our condensed consolidated financial statements contained in Item 1 of this Form 10-Q. Where noted, the “three and nine months ended” for Mesaba includes only the period from the purchase date through September 30, 2010.

	Three Months Ended September 30, 2010
	Pinnacle	Mesaba	Colgan	Consolidated
	(in thousands)
Operating revenues
Regional airlines services	$161,466	$71,335	$64,396	$297,197
Other	4,666	200	272	5,138
Total operating revenues	166,132	71,535	64,668	302,335

Operating expenses
Salaries, wages and benefits	45,135	31,330	15,734	92,199
Aircraft rentals	29,203	3,979	818	34,000
Ground handling services	21,766	3,015	2,747	27,528
Aircraft maintenance, materials and repairs	17,055	10,261	11,882	39,198
Other rentals and landing fees	12,723	6,421	5,075	24,219
Aircraft fuel	-	-	6,814	6,814
Commissions and passenger related expense	988	649	4,829	6,466
Depreciation and amortization	5,071	1,340	3,882	10,293
Other	17,662	11,475	6,762	35,899
Total operating expenses	149,603	68,470	58,543	276,616

Operating income	16,529	3,065	6,125	25,719

Operating margin	9.9%	4.3%	9.5%	8.5%

Nonoperating (expense) income
Interest expense, net				(10,693)
Miscellaneous income, net				357
Total nonoperating expense				(10,336)
Income before income taxes				15,383
Income tax expense				(5,942)
Net income				$9,441

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

	Nine Months Ended September 30, 2010
	Pinnacle	Mesaba	Colgan	Consolidated
	(in thousands)
Operating revenues
Regional airlines services	$474,636	$71,335	$171,559	$717,530
Other	10,954	200	451	11,605
Total operating revenues	485,590	71,535	172,010	729,135

Operating expenses
Salaries, wages and benefits	131,313	31,330	44,734	207,377
Aircraft rentals	87,610	3,979	2,466	94,055
Ground handling services	63,771	3,015	8,505	75,291
Aircraft maintenance, materials and repairs	49,531	10,261	33,022	92,814
Other rentals and landing fees	36,901	6,421	14,220	57,542
Aircraft fuel	-	-	19,234	19,234
Commissions and passenger related expense	2,744	649	12,697	16,090
Depreciation and amortization	15,374	1,340	11,213	27,927
Other	50,340	11,475	18,806	80,621
Total operating expenses	437,584	68,470	164,897	670,951

Operating income	48,006	3,065	7,113	58,184

Operating margin	9.9%	4.3%	4.1%	8.0%

Nonoperating (expense) income
Interest expense, net				(29,294)
Miscellaneous expense, net				(922)
Total nonoperating expense				(30,216)
Income before income taxes				27,968
Income tax expense				(10,948)
Net income				$17,020

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2010 compared to the same periods in 2009.

Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
				(in thousands)
Total operating revenue	$302,335	$217,208	$85,127	39%	$729,135	$636,293	$92,842	15%
Total operating expenses	276,616	193,412	83,204	43%	670,951	573,379	97,572	17%
Operating income	25,719	23,796	1,923	8%	58,184	62,914	(4,730)	(8)%
Operating margin	8.5%	11.0%		(2.5) pts.	8.0%	9.9%		(1.9) pts.
Total nonoperating expense	(10,336)	(7,378)	(2,958)	40%	(30,216)	(28,381)	(1,835)	6%
Income before income taxes	15,383	16,418	(1,035)	(6)%	27,968	34,533	(6,565)	(19)%
Income tax (expense) benefit	(5,942)	(5,041)	(901)	18%	(10,948)	1,680	(12,628)	(752)%
Net income	$9,441	$11,377	$(1,936)	(17)%	$17,020	$36,213	$(19,193)	(53)%

Operating Revenues

Operating revenue of $302.3 million and $729.1 million for the three and nine months ended September 30, 2010, respectively, increased $85.1 million, or 39%, and $92.8 million, or 15%, respectively, compared to the same periods in 2009.  Changes in our capacity purchase related operating revenue are primarily caused by changes in our operating fleet size, aircraft utilization, and changes in the costs that are directly reimbursed by our partners.  Changes in our pro-rate related operating revenue are primarily caused by changes in the scope of our pro-rate operations, and by the average load factor, average passenger fare, and average incentive payments we receive from our partners and under our Essential Air Service (“EAS”) agreements.  The increase in operating revenue was largely attributable to the acquisition of Mesaba, which contributed additional revenue of $71.5 million.  (These changes are discussed in greater detail within our segmented results of operations.)

Operating Expenses

For the three and nine months ended September 30, 2010, operating expenses increased by $83.2 million and $97.6 million, or 43% and 17%, respectively, compared to the same periods in 2009.  As previously mentioned, this is primarily attributable to the acquisition of Mesaba, which contributed additional operating expenses of $68.5 million. (This change and others are discussed in greater detail within our segmented results of operations.)

Nonoperating Expense

Net nonoperating expense of $10.3 million for the three months ended September 30, 2010 increased by approximately $3.0 million as compared to the same period in 2009.  The increase is related to several items, including additional interest expense of $2.1 million related to the Promissory Note for the purchase of Mesaba.  In addition, we recorded a net valuation gain of $0.5 million on our ARS call options during the three months ended September 30, 2010 as compared to a $4.2 million gain related to the sale of ARS portfolio to a financial institution in exchange for cash and options to repurchase the portfolio for the same period in 2009.  These increases are partially offset by a decrease in interest expense of $2.5 million related to our senior convertible notes, which were repurchased in February 2010.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Net nonoperating expense of $30.2 million for the nine months ended September 30, 2010 increased by $1.8 million as compared to the same period in 2009.  This increase is related to the previously mentioned $2.1 million in interest expense on the Promissory Note, a decrease in interest income of $1.9 million due to the sale of our ARS portfolio in 2009, and a $1.6 million increase in nonoperating expense related to decreases in the fair value of our interest rate “swaptions.”  In addition, we recorded net valuation gains of $0.8 million on our ARS call options during the nine months ended September 30, 2010 as compared to a $4.2 million gain related to the sale of our ARS portfolio in the same period 2009.  During the three months ended March 31, 2009, the Company recorded a gain of $1.9 million on the extinguishment of $12 million par amount of the Notes, partially offset by a $1.4 million charge for the previously unrecognized hedge related loss for the debt related to the aircraft destroyed in Flight 3407.  Interest expense increased by $2.9 million related to the reversal of interest on income tax reserves during the three months ended March 31, 2009.  Partially offsetting these increases was an $8.6 million decrease in interest expense related to the repurchase of our senior convertible notes in February 2010.  The remaining decrease of $1.4 million is related to a decrease in interest expense as we have deleveraged throughout the past year.

Income Tax Expense

For the three months ended September 30, 2010 and 2009, we recorded income tax expense of $5.9 million and $5.0 million, respectively.  For the nine months ended September 30, 2010, we recorded income tax expense of $10.9 million, an increase of $12.6 million over an income tax benefit of $1.7 million for the same period of the previous year.  See Note 9, Income Taxes, in Item 1 of this Form 10-Q for more discussion.  During 2009, we reached a settlement with the Internal Revenue Service (the “Service”) regarding our examination for tax years 2003 through 2005. The Service had proposed a number of adjustments to our returns totaling approximately $35.0 million of additional tax, plus accrued interest and penalties on these proposed adjustments.  The Company agreed to pay approximately $3.0 million of additional income tax and accrued interest in settlement of all open tax matters for the years examined.  As a result, we recorded a reduction to income tax expense of $13.6 million for the three months ended March 31, 2009 to reduce our accrued income tax reserves pursuant to the settlement.

Pinnacle Operating Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change

Other Data:
Revenue passengers (in thousands)	2,755	2,953	(7)%	7,931	8,116	(2)%
Revenue passenger miles (“RPMs”) (in thousands)	1,190,396	1,203,519	(1)%	3,420,138	3,504,903	(2)%
Available seat miles (“ASMs”) (in thousands)	1,592,069	1,508,956	6%	4,598,110	4,638,257	(1)%
Passenger load factor	74.8%	79.8%	(5.0) pts.	74.4%	75.6%	(1.2) pts.
Operating revenue per ASM (in cents)	10.43	10.29	1%	10.56	10.03	5%
Operating cost per ASM (in cents)	9.40	9.25	2%	9.52	9.02	6%
Operating revenue per block hour	$1,505	$1,454	4%	$1,501	$1,442	4%
Operating cost per block hour	$1,355	$1,307	4%	$1,353	$1,298	4%
Block hours	110,381	106,802	3%	323,519	322,517	0%
Departures	71,818	71,002	1%	208,876	206,458	1%
Average daily utilization (block hours)	8.45	8.29	2%	8.35	8.36	(0)%
Average stage length (miles)	425	404	5%	422	427	(1)%

Number of operating aircraft (end of period)
CRJ-200	126	126	0%
CRJ-900	16	16	0%
Employees (end of period)	3,727	3,903	(5)%

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(in thousands)
Operating revenues
Regional airline services
CRJ-200	$142,682	$134,448	$8,234	6%	$418,569	$407,902	$10,667	3%
CRJ-900	18,784	18,256	528	3%	56,067	50,882	5,185	10%
Other	4,666	2,549	2,117	83%	10,954	6,393	4,561	71%
Total operating revenues	166,132	155,253	10,879	7%	485,590	465,177	20,413	4%

Operating expenses
Salaries, wages and benefits	45,135	40,651	4,484	11%	131,313	125,673	5,640	4%
Aircraft rentals	29,203	29,204	(1)	(0)%	87,610	87,564	46	0%
Ground handling services	21,766	19,007	2,759	15%	63,771	61,568	2,203	4%
Aircraft maintenance, materials and repairs	17,055	16,318	737	5%	49,531	45,203	4,328	10%
Other rentals and landing fees	12,723	12,301	422	3%	36,901	38,677	(1,776)	(5)%
Commissions and passenger related expense	988	817	171	21%	2,744	2,876	(132)	(5)%
Depreciation and amortization	5,071	5,129	(58)	(1)%	15,374	15,011	363	2%
Other	17,662	16,140	1,522	9%	50,340	42,023	8,317	20%
Total operating expenses	149,603	139,567	10,036	7%	437,584	418,595	18,989	5%

Operating income	$16,529	$15,686	$843	5%	$48,006	$46,582	$1,424	3%

Operating margin	9.9%	10.1%		(0.2) pts.	9.9%	10.0%		(0.1) pts.

Pinnacle Operating Revenues

Regional Airline Services

CRJ-200.  For the three and nine months ended September 30, 2010, revenue earned under our CRJ-200 ASA of $142.7 million and $418.6 million increased by $8.2 million, or 6%, and $10.7 million, or 3%, respectively, compared to the same periods in 2009.  For the three months ended September 30, 2010, we increased aircraft utilization compared to the same period in 2009, which caused block hours to increase by 3% and revenue to increase by approximately $1.0 million.

During the three and nine months ended September 30, 2010, there was an increase in the 2010 rates that Delta pays us under our CRJ-200 ASA.  The Producers Price Index increased from December 2008 to December 2009, resulting in an increase of approximately 4% in our rates for 2010 under our CRJ-200 ASA.  This increase in rates caused an increase in our revenue of approximately $1.7 million and $6.8 million for the three and nine months ended September 30, 2010, respectively, as compared to the same period in the prior year.

For the three and nine months ended September 30, 2010, we recorded $1.1 million and $2.3 million, respectively, in additional departure based revenue due to a 3% increase in the number of departures.  Effective July 1, 2010, there was a decrease in our departure rates due to our amended CRJ-200 ASA.  The decrease caused a decrease in our departure based revenue of approximately $5.5 million for the three and nine months ended September 30, 2010.  During the nine months ended September 30, 2010, we recorded $9.2 million less in departure based revenue as a result of a change in methodology under the CRJ-200 ASA.  Related ground handling costs were also reduced by $8.5 million, resulting in a reduction of operating income of approximately $0.7 million.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Additionally, a change in reimbursable expenses caused revenue to increase by $9.4 million and $16.3 million, or 19% and 11%, during the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  As a result of our amended CRJ-200 ASA, effective July 1, 2010, all landing fees and navigation fees are reimbursable, which increased reimbursable expenses by $7.5 million for the three and nine months ended September 30, 2010.  In addition, for the three months ended September 30, 2010, revenue from reimbursable expenses increased by $1.1 million related to heavy maintenance checks and $1.7 million in other reimbursable expenses, primarily property taxes. These increases were offset by a decrease of $1.0 in other reimbursable expenses, primarily related to reduced insurance expense.  For the nine months ended September 30, 2010, revenue from reimbursable expenses increased by $4.3 million related to heavy maintenance checks, $2.3 million related to increased property taxes, primarily resulting from a large settlement we received in early 2009, $1.6 million related to increased insurance expenses, and $2.5 million in other reimbursable expenses.  These increases were offset by a decrease of $2.0 million primarily related to reduced deicing expense, which is discussed further below.

Pursuant to our CRJ-200 ASA, we are subject to certain performance related penalties, which are recorded as reductions to revenue.  These penalties are measured over six month periods ending on June 30 and December 31 each year.  During the first six months of 2010, we recorded a provision of $0.5 million for penalties we expected to owe related to the six month period ended June 30, 2010.  However, after additional analysis it was concluded that no amounts were owed.  As result, we recorded an increase in revenue of $0.5 million during the third quarter to properly reflect the change in estimate.

CRJ-900.  For the three months ended September 30, 2010, revenue earned under the CRJ-900 DCA of $18.8 million increased by $0.5 million, or 3%, as compared to the same period in 2009.  This increase is primarily related to an increase in aircraft utilization, which caused block hours to increase by 1% and an increase of approximately $1.2 million in revenue.  Offsetting this increase is a $0.7 million decrease in incentive revenue earned during the three months ended September 30, 2010, primarily as a result of changes in our CRJ-900 DCA that became effective July 1, 2010.

Revenue earned under the CRJ-900 DCA was $56.1 million for the nine months ended September 30, 2010, an increase of $5.2 million, or 10%, as compared to the same period in 2009.  This increase is primarily related to an increase in aircraft utilization, which caused block hours to increase by 3% and an increase of $3.9 million in revenue. The remaining increase is attributable to an increase in reimbursable expenses, which increased revenue by approximately $2.0 million.  Offsetting this increase is a $0.7 million decrease in incentive revenue earned during the nine months ended September 30, 2010, primarily as a result of changes in our CRJ-900 DCA that became effective July 1, 2010.

Other Revenue

Other revenue increased $2.1 million, or 83%, and $4.6 million, or 71%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  This increase is related to an increase in third party ground handling revenue, as we are providing these services in an increased number of stations.

Pinnacle Operating Expenses

Salaries, wages and benefits increased by $4.5 million, or 11%, and $5.6 million, or 4%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  Wage rates and benefit costs increased for existing employees, while our headcount decreased by 5%, largely attributable to a reduction in ground handling personnel that occurred in the second half of 2009.  This reduction in ground handling personnel occurred as a result of Delta reassigning ground handling functions to itself or its designees.  In addition, flight crew related wages increased by $1.9 million and $2.9 million, respectively, as a result of increased hiring in 2010, as compared to 2009.  Wage rate increases for the three and nine months ended were inclusive of $0.4 million and $1.1 million increases, respectively, for increases in our matching contribution to Pinnacle’s non-pilot 401(k) plan.  During 2009, the matching contribution was temporarily suspended.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Ground handling services increased by $2.8 million, or 15%, and $2.2 million, or 4%, respectively, during the three and nine months ended September 30, 2010.  There were large changes in the mix of ground handling expense, which had a significant effect on revenue.  Ground handling expense in cities where Delta or its designee provided ground handling decreased by $13.4 million for the nine months ended September 30, 2010 as compared to the same period in 2009.  This decrease is a result of the previously discussed change in methodology regarding ground handling amounts under the CRJ-200 ASA.  Ground handing expense in cities where we previously provided our own services increased by $17.4 million for the nine months ended September 30, 2010 as compared to the same period in 2009.  Beginning in 2010, Delta began directly paying for our reimbursable deicing expense, which resulted in a $1.8 million decrease during the nine months ended September 30, 2010 as compared to the same period in 2009.  As a result, revenue decreased by $1.9 million for the nine months ended September 30, 2010 as compared to the same period in 2009.

Aircraft maintenance, materials and repairs expenses increased $0.7 million, or 5%, and $4.3 million, or 10%, respectively, for the three and nine months ended September 30, 2010 as compared to the same periods in 2009.  These increases are primarily related to increased reimbursable costs for heavy airframe maintenance on our aging fleet of CRJ-200 aircraft.  For the three and nine months ended September 30, 2010, heavy check expense increased by $1.1 million and $4.0 million, respectively, as compared to the same periods in 2009.

Other rentals and landing fees increased $0.4 million, or 3%, and decreased $1.8 million, or 5%, respectively, for the three and nine months ended September 30, 2010 as compared to the same periods in 2009.  These changes are primarily due to the transition of certain airport stations from Pinnacle to Delta throughout 2009, which resulted in a reduction in facility rental expense of $0.6 million and $4.5 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  This decrease is offset by an increase of $1.0 million and $2.8 million, respectively, in airport landing fees for the three and nine months ended September 30, 2010 as compared to the same periods in 2009, primarily due to an increase in landing fee rates.

Other expenses increased by $1.5 million, or 9%, for the three months ended September 30, 2010 as compared to the same period in 2009.  Property taxes increased $1.1 million primarily due to a one-time property tax settlement received in 2009 coupled with a reduced assessment in the State of Tennessee.  Pinnacle also experienced a $0.7 million increase in costs related to flight crew training and other related crew expenses.  These increases are partially offset by a $0.9 million decrease in insurance expense.  Our aviation insurance rates were reset at a lower rate on July 1, 2010, which resulted in a decrease in our insurance expense as compared to the same period in 2009.  The remaining increase is primarily related to increased professional services expense.  Other expenses increased by $8.3 million, or 20%, for the nine months ended September 30, 2010 as compared to the same period in 2009.  Property tax expenses increased by $2.6 million primarily due to the one-time property tax settlement received in early 2009.  In addition, insurance expense increased by $5.0 million for the nine months ended September 30, 2010.  Effective July 1, 2009 the Company exited Delta’s insurance program.  The rates for Pinnacle’s new coverage are significantly higher than those of our previous coverage under Delta.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Mesaba Operating Statistics

Three Months Ended September 30, 2010(1)
Other Data:
Revenue passengers (in thousands)	1,639
Revenue passenger miles (“RPMs”) (in thousands)	910,891
Available seat miles (“ASMs”) (in thousands)	1,183,364
Passenger load factor	77.0%
Operating revenue per ASM (in cents)	6.05
Operating cost per ASM (in cents)	5.79
Operating revenue per block hour	$1,049
Operating cost per block hour	$1,004
Block hours	68,186
Departures	42,691
Average daily utilization (block hours)	8.06
Average stage length (miles)	525
Number of operating aircraft (end of period)
CRJ-900	41
CRJ-200	19
Saab 340 B+	32
Employees (end of period)	2,228

Mesaba Results of Operations

Three Months Ended
September 30, 2010(1)
Operating revenues	(in thousands)
Regional airline services
CRJ-200	$19,912
CRJ-900	36,477
Saab 340 B+	14,946
Other	200
Total operating revenues	71,535
Operating expenses
Salaries, wages and benefits	31,330
Aircraft rentals	3,979
Ground handling services	3,015
Aircraft maintenance, materials and repairs	10,261
Other rentals and landing fees	6,421
Commissions and passenger related expense	649
Depreciation and amortization	1,340
Other	11,475
Total operating expenses	68,470
Operating income	$3,065
Operating margin	4.3%

(1)
As previously discussed, the acquisition of Mesaba was completed on July 1, 2010. As such, Mesaba’s 2009 results of operations are not presented.  Mesaba’s 2010 results of operations include the period from the acquisition date through September 30, 2010.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Colgan Operating Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Pro-rate Agreements:
Revenue passengers (in thousands)	335	332	1%	867	885	(2)%
RPMs (in thousands)	58,942	58,486	1%	149,846	154,100	(3)%
ASMs (in thousands)	116,949	122,642	(5)%	316,464	348,434	(9)%
Passenger load factor	50.4%	47.7%	2.7 pts.	47.4%	44.2%	3.2 pts.
Passenger yield (in cents)	76.64	73.75	4%	77.60	75.16	3%
Operating revenue per ASM (in cents)	38.63	35.17	10%	36.75	33.24	11%
Operating revenue per block hour	$1,948	$1,786	9%	$1,832	$1,683	9%
Block hours	23,192	24,152	(4)%	63,461	68,836	(8)%
Departures	20,515	21,273	(4)%	56,420	60,911	(7)%
Fuel consumption (in thousands of gallons)	2,759	2,935	(6)%	7,660	8,340	(8)%
Average price per gallon	$2.47	$2.11	17%	$2.51	$1.91	31%
Average fare	$135	$130	4%	$134	$131	2%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Capacity Purchase Agreements:
Revenue passengers (in thousands)	408	427	(4)%	1,142	1,161	(2)%
RPMs (in thousands)	133,080	122,312	9%	351,601	325,113	8%
ASMs (in thousands)	183,317	169,371	8%	502,545	476,134	6%
Passenger load factor	72.6%	72.2%	0.4 pts.	70.0%	68.3%	1.7 pts.
Operating revenue per ASM (in cents)	10.49	11.00	(5)%	11.00	11.55	(5)%
Operating revenue per block hour	$1,577	$1,540	2%	$1,594	$1,547	3%
Block hours	12,192	12,103	1%	34,669	35,563	(3)%
Departures	7,773	8,059	(4)%	22,739	23,193	(2)%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Total Colgan:
Block hours	35,384	36,255	(2)%	98,130	104,399	(6)%
Departures	28,288	29,332	(4)%	79,159	84,104	(6)%
ASMs (in thousands)	300,266	292,013	3%	819,009	824,568	(1)%
Total operating cost per ASM (in cents)	19.50	18.44	6%	20.13	18.77	7%
Total operating cost per block hour	$1,655	$1,485	11%	$1,680	$1,483	13%

Average daily utilization (block hours)	7.91	8.21	(4)%	7.44	7.89	(6)%
Average stage length (miles)	238	224	6%	230	221	(4)%
Number of operating aircraft (end of period)
Saab 340	34	34	0%
Q400	16	14	14%
Employees	1,442	1,326	9%

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Colgan Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(in thousands)
Operating revenues
Regional airline services
Pro-rate and EAS	$45,173	$43,135	$2,038	5%	$116,285	$115,829	$456	0%
Capacity purchase agreements	19,223	18,639	584	3%	55,274	55,001	273	0%
Other	272	181	91	50%	451	286	165	58%
Total operating revenues	64,668	61,955	2,713	4%	172,010	171,116	894	1%

Operating expenses
Salaries, wages and benefits	15,734	14,751	983	7%	44,734	42,326	2,408	6%
Aircraft rentals	818	889	(71)	(8)%	2,466	3,115	(649)	(21)%
Ground handling services	2,747	2,957	(210)	(7)%	8,505	9,054	(549)	(6)%
Aircraft maintenance, materials and repairs	11,882	8,993	2,889	32%	33,022	31,577	1,445	5%
Other rentals and landing fees	5,075	5,358	(283)	(5)%	14,220	15,310	(1,090)	(7)%
Aircraft fuel	6,814	6,197	617	10%	19,234	15,968	3,266	20%
Commissions and passenger related expense	4,829	4,843	(14)	(0)%	12,697	12,838	(141)	(1)%
Depreciation and amortization	3,882	4,248	(366)	(9)%	11,213	11,729	(516)	(4)%
Other	6,762	5,609	1,153	21%	18,806	12,867	5,939	46%
Total operating expenses	58,543	53,845	4,698	9%	164,897	154,784	10,113	7%

Operating income (loss)	$6,125	$8,110	$(1,985)	(24)%	$7,113	$16,332	$(9,219)	(56)%

Operating margin	9.5%	13.1%		(3.6) pts.	4.1%	9.5%		(5.4) pts.

Colgan Operating Revenue

Total operating revenue for the three and nine months ended September 30, 2010 of $64.7 million and $172.0 million increased by $2.7 million, or 4%, and $0.9 million, or 1%, respectively, from the same periods in 2009.  The primary reason for these variances is the increase in our pro-rate operations, coupled with a slight increase in our Q400 fleet size and utilization.

Revenue earned under our pro-rate and EAS agreements increased by $2.0 million, or 5%, and $0.5 million, or 0%, respectively, during the three and nine months ended September 30, 2010 as compared to the prior periods.  These variances are related to an increase in Colgan’s passenger load factor, which resulted in an increase in revenue per available seat mile of 10% and 11%, respectively, as compared to the same periods in 2009, and increases of 4% and 2%, respectively, in our average fare.

Revenue under our Continental CPA for the three and nine months ended September 30, 2010 increased by $0.6 million and $0.3 million, or 3% and 0%, respectively, due to changes in rates, volume and changes in pass-through costs.  The average number of Q400 aircraft in Colgan’s fleet during the three and nine months ended September 30, 2010 increased by 5% and 0%, respectively, as compared to the same periods in 2009.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Colgan Operating Expenses

Salaries, wages and benefits increased by $1.0 million, or 7%, and $2.4 million, or 6%, respectively, during the three and nine months ended September 30, 2010 as compared to the same periods in 2009.  The increase is primarily related to increases in wage rates and benefits for existing employees.  This includes a 9% increase in the average number of employees, largely attributed to the expected growth of Colgan’s operating fleet related to its expanded Q400 operations that began in the third quarter 2010.

Aircraft rentals decreased by $0.1 million, or 8%, and $0.6 million, or 21%, respectively, for the three and nine months ended September 30, 2010 compared to the same periods in 2009.  This decrease is attributable to the return of two leased Saab aircraft and four leased Beech aircraft in early 2009.

Ground handling services decreased by $0.2 million, or 7%, and $0.5 million, or 6%, respectively, during the three and nine months ended September 30, 2010, as compared to the same periods in 2009.  This was primarily attributable to the decrease in departures in our pro-rate operations.  Changes in our Q400 operations have no effect on ground handling services expense as ground handling services associated with our Q400 operations are provided by Continental at no cost under the Continental CPA.

Aircraft maintenance, materials and repairs expenses increased $2.9 million, or 32%, and $1.4 million, or 5%, respectively, during the three and nine months ended September 30, 2010, as compared to the same periods in 2009.  This was primarily due to increases of $2.2 million and $5.9 million, respectively, in engine maintenance expense related to a new maintenance contract covering our Q400 engines.  In addition, heavy check and other maintenance expense increased by $2.0 million related to certain maintenance costs necessary to restore certain Saab aircraft to lease return conditions .  Offsetting these increases were decreases in expenses incurred under various third party maintenance agreements due to decreased volume in our operations.

Other rentals and landing fees decreased by $0.3 million, or 5%, and $1.1 million, or 7%, respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009.  Landing fees decreased as a result of decreases of 4% and 6% in the number of departures for the three and nine months ended September 30, 2010 as compared to the same periods in 2009.

Aircraft fuel expense increased by $0.6 million, or 10%, and $3.3 million, or 20%, respectively, for the three and nine months ended September 30, 2010 as compared to the same periods in 2009.  This increase is primarily related to the increase in the average price of fuel.  The average price paid per gallon increased 17% and 31% during the three and nine months ended September 30, 2010, as compared to the same periods in 2009.  Partially offsetting this increase in price was a 6% and 8% decrease, respectively, in the total number of gallons consumed during the three and nine months ended September 30, 2010.  Aircraft fuel associated with our Q400 operations is provided at no cost under the Continental CPA.

Depreciation and amortization expense decreased by $0.4 million, or 9%, and $0.5 million, or 4%, respectively, during the three and nine months ended September 30, 2010, as compared to the same periods in 2009.  This is primarily related to a decrease in amortization related to certain airport landing slots that were sold in early 2010.  This is partially offset by an increase in aircraft depreciation expense related to the delivery of two Q400 aircraft during the third quarter 2010.

Other expenses increased by $1.2 million, or 21%, and $5.9 million, or 46%, respectively, during the three and nine months ended September 30, 2010, as compared to the same periods in 2009.  The increase is primarily attributable to flight crew training and other crew related expenses due to the planned deliveries of additional Q400 aircraft during the remainder of 2010 and early 2011.  In addition, Colgan experienced an increase in recruiting and training expenses related to the additional lines of flying operated under our pro-rate operations during 2010.  Insurance coverage obtained in July 2009 with significantly higher rates resulted in increases in aircraft and passenger liability related insurance.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources

We generate cash primarily by providing regional airline and related services to our code-share partners and passengers.  As of September 30, 2010, we had cash and cash equivalents of $126.7 million.  Net cash provided by operations was $104.4 million and $84.0 million for the nine months ended September 30, 2010 and 2009, respectively.  We do not anticipate making federal income tax payments in 2010 due to the accelerated depreciation recognized for tax purposes related to our newly acquired CRJ-900 and Q400 aircraft.

        Operating cash flow was $59.6 million during the third quarter, which was unusually high due to the acquisition of Mesaba and the timing of payments related to prepaid expenses, trade payables and accrued expenses.  Mesaba generated approximately $28 million in operating cash flow, inclusive of a build-up of negative working capital due to the terms of our contracts with Delta.  We generally receive payments weekly from Delta under the contracts covering Mesaba’s operations, yet we do not pay the majority of costs associated with our operations for as much as 30 days after we complete flights.  This resulted in a one-time increase in liquidity of approximately $10 million in the third quarter.  Mesaba also had a higher than expected working capital balance (as defined in the Stock Purchase Agreement with Delta) at July 1.  The Stock Purchase Agreement contains a neutral targeted working capital balance, with a reconciliation process if actual working capital as of July 1 was materially different from the target.  Mesaba had a positive working capital balance of $6.3 million as of July 1, which ultimately increased operating cash flow during the third quarter.   Pursuant to the reconciliation process outlined in the Stock Purchase Agreement, we reimbursed Delta $5.0 million in October 2010 and increased the amount of the Promissory Note by the remaining $1.3 million.  Cash generated from operations was also high at Pinnacle and Colgan, primarily as a result of the timing of expense payments.

       The Company expects operating cash flow in the fourth quarter to be lower than the average achieved in the first three quarters of 2010, as prepaid expenses, trade payables and accrued expenses are expected to return to lower levels.  In addition, Management expects the balance of cash and cash equivalents to decline through April 2011 as the Company acquires new Q400 aircraft to operate under its capacity purchase agreement with United Continental Holdings, Inc.

In connection with the acquisition of Mesaba, we entered into a Promissory Note with Delta for $63.3 million.   The Promissory Note is secured by certain equipment of, and all of the capital stock in, Mesaba, and has an interest rate of 12.5%.  The principal is payable in equal quarterly installments of $3.2 million, beginning on October 15, 2010 and ending on July 15, 2015.  Payments under the Promissory Note may be made by deductions from amounts due and payable to the Company under all of our operating agreements with Delta.  The Promissory Note contains customary covenants and representations, including a covenant to maintain a minimum amount of cash and cash equivalents at the end of each month.  The Promissory Note is also cross defaulted to all of our operating agreements with Delta.  We believe we will have sufficient operating cash to be able to comply with the minimum liquidity covenant.

In July 2009, we completed a three-year term loan financing for $25 million (the “Spare Parts Loan”).  The Spare Parts Loan is secured by our pool of spare repairable, rotable and expendable parts and certain aircraft engines.  The interest rate for the Spare Parts Loan is a variable rate, which is indexed to LIBOR (subject to a floor) and was initially 8.5%.  In January 2010, we amended the Spare Parts Loan to reduce the required minimum liquidity level on four specific dates during the first quarter of 2010.  During August 2010, we again amended the Spare Parts Loan to reduce the interest rate floor to 8.0%, to extend the maturity date until June 30, 2014, to provide for additional borrowings of up to $4,500, and to provide for a pre-payment penalty under certain circumstances.  As of September 30, 2010, the interest rate on the Spare Parts Loan was 8.0%.  The Spare Parts Loan requires that we maintain a minimum liquidity level at the end of every month and at specified times preceding the maturity date or call date of certain other indebtedness. The Spare Parts Loan also has standard provisions relating to our obligation to timely repay the indebtedness and maintenance of the collateral base relative to the outstanding principal amount of the borrowing.  Amounts outstanding under the Spare Parts Loan were $22.6 million and $24.2 million as of September 30, 2010 and December 31, 2009, respectively.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources (continued)

In February 2005, we issued $121.0 million principal amount of our 3.25% senior convertible notes due 2025 (the “Notes”).  The Notes bore interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year.  On February 15, 2010, the holders of the Notes exercised their option to require us to purchase all of the remaining outstanding Notes for cash at a purchase price equal to 100% of their principal amount plus accrued interest, and we repurchased the remaining $31.0 million principal amount outstanding at that time.

In February 2007, we entered into a purchase agreement for up to 25 firm and 20 option Q400 aircraft with Bombardier, Inc.  Under the agreement, we were obligated to purchase a minimum of 15 Q400 regional aircraft, which we satisfied during 2008.  In January 2009, we modified the purchase agreement to exercise our right to purchase the remaining ten firm Q400 aircraft and five of the option Q400 aircraft, which are being delivered between July 2010 and April 2011.  We acquired two of the Q400 aircraft during the third quarter of 2010 and completed the related financings with EDC at an average rate of 4.44%.  We anticipate taking delivery of six Q400 aircraft in the fourth quarter of 2010.  In 2011, we expect to take delivery of six and one Q400 aircraft in the first and second quarters, respectively.

We also secured additional options to acquire 15 Q400 aircraft that would be delivered in 2013.  Upon completion of this amendment, we now have optional rights to acquire a total of 30 Q400 aircraft, 15 of which would deliver late in 2011 and early 2012, and 15 of which would deliver in 2013.

We are required to make pre-delivery payments to Bombardier for the 13 firm Q400 aircraft that we have on order.  These payments began in January 2009 and continued through October 2010.  During 2010, we have made pre-delivery payments totaling $23.6 million, $19.6 million of which was financed under a pre-delivery payment financing facility provided by EDC.  The interest rate associated with this pre-delivery payment facility is indexed to LIBOR, and was 3.19% as of September 30, 2010.  The outstanding balance of these borrowings as of September 30, 2010 was $30.6 million.  As each aircraft is delivered to us, we repay the associated borrowings.  We anticipate repaying approximately $12 million of the pre-delivery payment facility in the remainder of 2010.

We have also obtained a commitment from EDC to finance 85% of the purchase price of the remaining 13 Q400 aircraft on order upon the delivery of each aircraft.

Although we believe that our liquidity resources are adequate, we anticipate our balance of cash and cash equivalents to decrease considerably through April 2011 as we take delivery of the remaining 13 Q400 aircraft on order and concurrently repay the related pre-delivery payment financing facility.

Operating activities. Net cash provided by operating activities was $104.4 million during the nine months ended September 30, 2010.  This is primarily attributable to the approximately $38 million tax refund we received in February 2010, and due to approximately $66.4 million in cash generated from our operations.  As mentioned previously, Mesaba generated approximately $28 million in operating cash flow during the three months ended September 30, 2010.  Net cash provided by operating activities was $84.0 million during the nine months ended September 30, 2009.

Investing activities.  Net cash used in investing activities for the nine months ended September 30, 2010 was $6.9 million.  This is primarily attributable to $7.4 million in purchases of property and equipment, and $5.3 million paid in pre-delivery payments for Q400 aircraft deliveries, partially offset by $3.2 million of cash proceeds from the sale of property and equipment and investments.

Net cash provided by investing activities for the nine months ended September 30, 2009 was $24.3 million.  This was primarily attributable to insurance proceeds of $3.6 million and the proceeds from the ARS settlement of $27.8 million.  These inflows were partially offset by $7.0 million in purchases of property and equipment.

We expect non-aircraft cash capital expenditures for the remainder of 2010 to be approximately $7 to $9 million, including cash purchases of aircraft parts.  We expect to fund the non-aircraft capital expenditures with existing cash resources, debt financings related to spare parts purchases, and cash flows generated from our operations.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources (continued)

 Financing activities. Net cash used in financing activities for the nine months ended September 30, 2010 totaled $62.3 million.  This was primarily related to $31.0 million used to repurchase the remaining par amount of our Notes, $35.0 million of principal payments on other debt obligations, including the Bridge Loan, $1.5 million related to payments on capital leases, and $0.8 million related to other financing activities, including $0.3 million in treasury share repurchases.  We received the $10.0 million proceeds of the Bridge Loan in January 2010, and repaid the Bridge Loan in full upon receipt of our federal income tax refund in February 2010.

Net cash used in financing activities for the nine months ended September 30, 2009 totaled $96.6 million.  This was primarily related to $83.9 million used to repurchase a portion of the Company’s Notes, $12.9 million repaid on our credit facilities, $23.4 million in principal repayments on other debt obligations, $0.8 million related to payments on capital leases, and $0.4 million related to other financing activities.  These debt payments were partially offset by the $24.8 million in proceeds received in relation to the Spare Parts Loan.

Guarantees and indemnifications.  We had $8.0 million and $3.1 million invested in demand deposit accounts and in other similar instruments at September 30, 2010 and December 31, 2009, respectively.  These deposit accounts are classified as restricted cash and used as collateral for standby letter of credit facilities that we maintain for various vendors.  As of September 30, 2010 and December 31, 2009, we had $8.0 million and $2.9 million of standby letters of credit outstanding, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Since the majority of our contracts are capacity purchase agreements, our exposure to market risks such as commodity price risk (e.g., aircraft fuel prices) is primarily limited to our pro-rate operations, which comprised 15% and 16% of our consolidated revenues for the three and nine months ended September 30, 2010.  With our 2007 acquisition of Colgan and our contracts with Delta and Continental that include the purchase of aircraft, we are exposed to commodity price and interest rate risks as discussed below.

Commodity Price Risk

Our pro-rate operations include exposure to certain market risks primarily related to aircraft fuel, which recently has been volatile.  Aircraft fuel expense is a significant expense for any air carrier, and even marginal changes in the cost of fuel greatly affect a carrier’s profitability.  Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply.  While our capacity purchase agreements require that fuel be provided to us at no cost, thereby reducing our overall exposure to fuel price fluctuations, our pro-rate code-share agreements with Continental, US Airways, and United expose us to fuel price risk.  Slightly offsetting our fuel risk, our agreement with Continental provides for an adjustment to the pro-rate revenue we receive from Continental based on projected changes in fuel prices.  For the projected annualized fuel consumption related to our pro-rate agreements, each ten percent change in the price of aircraft fuel from current levels would result in a change in annual fuel costs of approximately $2.6 million.

To mitigate the financial risk associated with dramatic short-term increases in fuel prices, we initiated in April a fuel hedging program using out-of-the-money aircraft fuel call options for a portion of our anticipated fuel consumption needs from May through December 2010.  See Note 8, Hedging Activities, in Item 1 of our Form 10-Q for more information pertaining to our fuel hedging program.

Interest Rate Risk

 We are exposed to interest rate risk from the time of entering into an aircraft purchase commitment until the delivery of aircraft, at which time we receive permanent, fixed-rate financing for each aircraft.  In January 2009, we entered into a purchase agreement for 15 firm Q400 aircraft with Bombardier.  Two Q400 aircraft were delivered during the three months ended September 30, 2010 while the remaining thirteen Q400 aircraft will deliver between October 2010 and April 2011.  Should interest rates rise by 100 basis points before we take delivery, aggregate interest expense in the first year of financing would increase by approximately $2.2 million.

To mitigate the financial risk of significant increases in interest rates prior to the anticipated issuance of fixed-rate debt associated with Q400 aircraft deliveries occurring between July 2010 and April 2011, we initiated in April 2010 an interest rate hedging program, utilizing out-of-the-money interest rate “swaptions” (options to enter into pay-fixed interest rate swaps).   See Note 8, Hedging Activities, in Item 1 of our Form 10-Q for more information regarding our interest rate hedging program.

Item 4. Controls and Procedures

The Company, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There has been no change in our internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
4.3#
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
10.77
Credit Agreement, dated as of July 30, 2009, by and Pinnacle Airlines, Inc. and Colgan Air, Inc., C.I.T. Leasing Corporation, and CIT Bank. (Incorporated by reference to the Registrant’s Form 10-Q filed on November 3, 2009)

Exhibit
Number                 Description
10.78	Purchase and Release Agreement, dated August 21, 2009 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 3, 2009)
10.79*	Second Amendment, dated August 20, 2010, to the Credit Agreement by and among Pinnacle Airlines, Inc., Colgan Air, Inc., C.I.T. Leasing Corporation, and CIT Bank, dated as of July 30, 2009
10.80*	Second Amended and Restated Airline Services Agreement dated July 1, 2010, by and among the Registrant, Pinnacle Airlines, Inc., Mesaba Aviation, Inc., and Delta Air Lines, Inc.
10.81*	First Amendment, dated July 1, 2010, to the Delta Connection Agreement by and among Delta Air Lines, Inc., the Registrant, and Pinnacle Airlines, Inc., dated as of April 27, 2007
10.82*	Delta Connection Agreement among Delta Air Lines, Inc., the Registrant, Pinnacle Airlines, Inc., and Mesaba Aviation, Inc. dated and effective as of July 1, 2010
10.83*	Saab 340 B+ Delta Connection Agreement among Delta Air Lines, Inc., the Registrant, and Mesaba Aviation, Inc. dated and effective as of July 1, 2010
10.84*	Stock Purchase Agreement, dated as of July 1, 2010, by and among Delta Air Lines, Inc., the Registrant, Mesaba Aviation, Inc., and Pinnacle Airlines, Inc.
10.85*	Promissory Note, dated as of July 1, 2010, issued by the Registrant, Pinnacle Airlines, Inc., and Mesaba Aviation, Inc. to Delta Air Lines, Inc.
10.86*	Security and Pledge Agreement, dated as of July 1, 2010, by and among the Registrant, Mesaba Aviation, Inc., and Delta Air Lines, Inc.
10.99.1#	Form of Promissory Note issued by Pinnacle Airlines, Inc. to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.2#	Form of Guaranty of Promissory Note issued by Registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.99.3#	Revolving Credit Facility dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
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

PINNACLE AIRLINES CORP.
By:	/s/ Philip H. Trenary
Philip H. Trenary
Date: November 10, 2010	President and Chief Executive Officer

By:	/s/ Peter D. Hunt
Peter D. Hunt
Date: November 10, 2010	Vice President and Chief Financial Officer