Form 10-K
period 2010-12-31
PINNACLE AIRLINES CORP
filed 2011-02-28
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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
Yes [ ]	No [ X ]

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $93 million as of June 30, 2010.
As of February 22, 2011, 18,652,581 shares of common stock were outstanding.

Documents Incorporated by Reference
Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2010.

PART I

	Part IV

Item 15.	Exhibits and Financial Statement Schedules	99

SIGNATURES		100

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (the “Report” or “Form 10-K”) (or otherwise made by or on the behalf of Pinnacle Airlines Corp.) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995.  Such statements represent management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this Report are based solely on information available to us on the date of this Report.  We assume no obligation to update any forward-looking statement.

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

Part I
Item 1. Business

Pinnacle Airlines Corp. and its wholly-owned subsidiaries, Pinnacle Airlines, Inc., Mesaba Aviation, Inc., and Colgan Air, Inc., are collectively referred to in this report as the “Company,” “we,” and “us” except as otherwise noted.  Our subsidiaries will be referred to as “Pinnacle” for Pinnacle Airlines, Inc., “Mesaba” for Mesaba Aviation, Inc., and “Colgan” for Colgan Air, Inc., and collectively as “our subsidiaries.”

Delta Air Lines, Inc. and its subsidiaries are referred to herein as “Delta.”  US Airways Group, Inc. and its subsidiaries are collectively referred to as “US Airways.”  On October 1, 2010, Continental Airlines, Inc. and UAL Corp., parent company of United Airlines, Inc., completed their previously announced merger, creating United Continental Holdings, Inc.  United Continental Holdings, Inc., Continental Airlines, Inc. and United Airlines, Inc. are collectively referred to herein as “United.”

Our Company

Pinnacle Airlines Corp. was incorporated in 2003 as a Delaware corporation. As of December 31, 2010, we had three reportable segments consisting of Pinnacle, Mesaba, and Colgan.  Information on our segments’ operating revenues, operating income, total assets, and other financial measures can be found in Note 5, Segment Reporting, in Item 8 of this Form 10-K.

Pinnacle operates an all-regional jet fleet under two capacity purchase agreements (“CPA”) with Delta, providing regional airline capacity to Delta from Delta’s hub airports in Atlanta, Detroit, Memphis, New York City (John F. Kennedy), and Minneapolis/St. Paul.  At December 31, 2010, Pinnacle operated 126 Canadair Regional Jet (“CRJ”)-200 aircraft as a Delta Connection carrier with 650 daily departures to 113 cities in 37 states and three Canadian provinces.  Pinnacle also operated a fleet of 16 CRJ-900 aircraft as a Delta Connection carrier with 78 daily departures to 25 cities in 14 states, Belize, Mexico, and Canada.

On July 1, 2010, the Company purchased Mesaba from Delta, through the purchase of all issued and outstanding common stock of Mesaba (the “Acquisition”).  Mesaba provides regional airline capacity to Delta as a Delta Connection carrier at its hub airports in Atlanta, Detroit, Memphis, Minneapolis/St. Paul, and Salt Lake City under three CPAs.  At December 31, 2010, Mesaba operated 41 CRJ-900 aircraft, providing 178 daily departures to 55 cities in 36 states.  In addition, Mesaba operated 19 CRJ-200 aircraft, providing 101 daily departures to 37 cities in 15 states.  Mesaba also operated 26 Saab 340B+ turboprop aircraft, providing 125 daily departures to 34 cities in 12 states.

Item 1. Business

Our Company (Continued)

Colgan operates an all-turboprop fleet under a regional airline CPA with United and under revenue pro-rate agreements with United and US Airways.  Colgan’s operations are focused primarily in the northeastern United States and in Texas.  As of December 31, 2010, Colgan operated 22 Bombardier Q400 aircraft as a United Express carrier, providing 115 daily departures to 21 cities in 12 states, the District of Columbia, and three Canadian provinces at United’s hub airport at Newark Liberty International Airport.  Colgan operated 24 Saab 340 aircraft as United Express from United’s hub airports in Houston and Washington-Dulles, and nine Saab 340 aircraft as US Airways Express, at Boston Logan International Airport.  Colgan offered 190 daily departures to 32 cities in eight states and the District of Columbia within its pro-rate operations.

Operating Platforms

Regional Jet Operations

Our regional jet operations platform is operated by Pinnacle and Mesaba under three CPAs with Delta that are linked together.  Our regional jet fleet consists of 50-seat CRJ-200 aircraft and 76-seat CRJ-900 aircraft operating in the Delta network. Our business strategy is to provide our major airline partners with safe, highly reliable and cost-efficient operations that distinguish us from our competitors. We are focused on providing excellent customer service and providing a safe and high quality travel experience.  Pinnacle’s and Mesaba’s unit costs continue to be competitive in the regional airline industry.

Turboprop Operations

Our turboprop operations platform is operated by Colgan and Mesaba, providing a similar level of safe, reliable, and cost-efficient operations for our partners.  Colgan operates modern, 74-seat Q400 turboprop aircraft under a CPA with United.  The Q400 regional aircraft offers comparable operating performance to that of similarly sized regional jets on flights up to 500 miles at a lower cost.  In addition, the Q400 offers a spacious, comfortable cabin interior for passengers.  Colgan also operates under revenue pro-rate agreements with United and US Airways, utilizing the Saab 340B aircraft, a 34-seat turboprop aircraft.  Mesaba operates Saab 340B+ turboprop aircraft under a CPA with Delta.

Competition and Economic Conditions

The airline industry is highly competitive. Pinnacle, Mesaba, and Colgan compete principally with other code-sharing regional airlines.  In addition, through its revenue pro-rate agreements, Colgan competes in certain markets with regional airlines operating without code-share agreements, as well as low-cost carriers and major airlines.  Our primary competitors among regional airlines with capacity purchase arrangements include Comair, Inc. ("Comair", a wholly-owned subsidiary of Delta); Air Wisconsin Airlines Corporation; American Eagle Holding Corporation (“AMR Eagle”, a wholly-owned subsidiary of AMR Corporation); SkyWest, Inc. (“SkyWest”), which also owns and operates ExpressJet Airlines, Inc. and Atlantic Southeast Airlines, Inc.; Horizon Air Industries, Inc.  (“Horizon”) (a wholly-owned subsidiary of Alaska Air Group Inc.); Mesa Air Group, Inc. ("Mesa"); Republic Airways Holdings Inc. ("Republic");  Trans States Airlines, Inc. and Compass Airlines, Inc. (both of which are wholly-owned subsidiaries of Trans States Holdings, Inc.).

The principal competitive factors for regional airlines with capacity purchase agreements include the overall cost of the agreement, customer service, aircraft types, and operating performance. Many of the regional airlines competing for capacity purchase arrangements are larger, and may have greater financial and other resources than Pinnacle, Mesaba, and Colgan. Additionally, regional carriers owned by major airlines, such as AMR Eagle, Comair, and Horizon, may have access to greater resources at the parent level than Pinnacle, Mesaba, and Colgan, and may have enhanced competitive advantages because they are subsidiaries of major airlines.

Item 1. Business

Competition and Economic Conditions (Continued)

Our competition within our pro-rate operations includes other domestic regional airlines and, to a certain extent, major and low-cost domestic carriers that maintain operations in the markets that we serve.  The principal competitive factors we experience with respect to our pro-rate flying include fare pricing, customer service, routes served, flight schedules, aircraft types, and relationships with major partners. Moreover, competitors may easily shift capacity to enter our pro-rate markets and offer discounted fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal incremental costs to provide service to passengers occupying otherwise unsold seats.

The airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and leisure travel. Many airlines have historically reported lower earnings or substantial losses during periods of economic recession, heavy fare discounting, high fuel costs, and other disadvantageous environments. In the past, economic downturns combined with competitive pressures have contributed to a number of reorganizations, bankruptcies, liquidations, and business combinations among major and regional carriers. We are somewhat insulated from the effect of economic downturns by the fact that most of our operations are conducted under capacity purchase agreements. Nonetheless, to the extent that our partners experience financial difficulties, they may seek ways to amend the terms of our capacity purchase agreements in a way that negatively affects our financial results.  Additionally, Colgan’s pro-rate operations, which operate similarly to an independent airline, are more directly affected by changes in the economy.

Industry Overview

The airline industry in the United States has traditionally been dominated by several major airlines, including American Airlines, Inc., Delta, US Airways, and United.  Low cost carriers, such as Southwest Airlines Co. ("Southwest"), JetBlue Airways Corporation ("JetBlue"), Frontier Airlines, Inc. ("Frontier") (a wholly-owned subsidiary of Republic), and AirTran Airways, Inc. ("AirTran") generally offer fewer premium services to travelers and have lower cost structures than major airlines, which permits them to offer flights to and from many of the same markets as the major airlines, but at lower prices. Low cost carriers typically fly direct flights with limited service to smaller cities, concentrating on higher demand routes to and from major population bases.

Regional airlines, such as SkyWest and Mesa, typically operate smaller aircraft on lower-volume routes than major and low cost carriers. Several regional airlines, including AMR Eagle, Comair, and Horizon, are wholly-owned subsidiaries of major airlines.

In contrast to low cost carriers, regional airlines generally do not seek to establish an independent route system to compete with the major airlines. Rather, a regional airline typically enters into relationships with one or more major airlines, pursuant to which a regional airline agrees to use its smaller, lower-cost aircraft to carry passengers ticketed by the major airline between a hub of the major airline and a smaller outlying city. In exchange for such services, the major airline compensates the regional airline through either a fixed flight fee, termed "capacity purchase" or "fixed-fee" flights, or the regional airline receives a percentage of applicable ticket revenues, termed "pro-rate" or "revenue-sharing" flights.

The growth in the number of passengers using regional airlines and the revenues of regional airlines during the last two decades is attributable primarily to the introduction of regional jet aircraft and their popularity with major airlines.  Major airlines sought to add regional jet aircraft in many markets to replace smaller turboprop aircraft and slightly larger narrowbody aircraft.  By adding regional jet aircraft, hub and spoke carriers were able to increase the scope of their network by serving markets that could not be supported by larger narrowbody aircraft, reduce the operating cost in markets previously supported by larger narrowbody aircraft, and increase the level of passenger service in smaller markets previously serviced with smaller turboprop aircraft.

Item 1. Business

Industry Overview (Continued)

Key to this strategy was the ability to outsource regional jet operations to regional airlines through the use of capacity purchase agreements.  Regional airlines tend to have a more favorable cost structure and leaner corporate structure than many major airlines.  In addition, the complexities of multiple fleet types at an airline can increase costs because of the need to maintain multiple aircraft maintenance functions and multiple flight crew training functions.  By outsourcing regional jet operations to regional airlines, major airlines can reduce the number of aircraft types in their operating fleet while still enjoying the flexibility and revenue production that regional aircraft provide to their passenger network.

Under both CPAs and pro-rate agreements, regional airlines generally enter into code-share agreements with major airlines, pursuant to which the regional airline is authorized to use a major airline's two-letter flight designator code to identify the regional airline's flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of its code-share partner, and to market and advertise its status as a carrier for the code-share partner. For example, Pinnacle and Mesaba primarily operate as Delta Connection carriers out of Delta’s hub locations in Atlanta, Detroit, Memphis, New York City (John F. Kennedy), Minneapolis/St. Paul, and Salt Lake City.  Colgan operates as United Express out of Newark, Houston, and Washington-Dulles, and US Airways Express with significant operations at Boston.

Under CPAs, the major airline partner generally manages and provides free of charge services such as reservations, ticketing, ground support, and gate access to the regional airline.  Under pro-rate agreements, the major airline often provides similar services to the regional airline for a price, and both partners coordinate marketing, advertising, and other promotional efforts.

Our Operating Contracts

Our operating contracts are divided into two categories: CPAs and pro-rate agreements.  The following table presents the percentage of our regional airline services revenue derived under each contract type and by code-share partner for the year ended December 31, 2010:

	Percentage of Regional Airline Service Revenue
		Pro-Rate Agreements
Source of Revenue	Capacity Purchase Agreements	Standard	Modified	Total
Delta	77%	-	-	77%
United	8%	-	10%	18%
US Airways	-	3%	-	3%
Essential Air Service	-	-	2%	2%
Total	85%	3%	12%	100%

Capacity Purchase Agreements.  Under CPAs, our major airline partners purchase our flying capacity by paying pre-determined rates for specified flying, regardless of the number of passengers on board or the amount of revenue collected from passengers.  These arrangements typically include incentive payments that are paid if we meet certain operational performance measures.  Additionally, certain operating costs such as fuel, aviation insurance premiums, and ground handling are reimbursed or provided directly by the partner, which eliminates our risk associated with a change in the price of these goods and services.

The Second Amended and Restated Airline Services Agreement, which pertains to the operation of Pinnacle and Mesaba’s fleet of CRJ-200 aircraft (the “CRJ-200 ASA”), is structured as a CPA.  The agreement covering the operation of Pinnacle’s CRJ-900 aircraft (the “Pinnacle CRJ-900 DCA”) for Delta is structured as a CPA. Similarly, Mesaba’s CRJ-900 aircraft agreement (the “Mesaba CRJ-900 DCA”) and Saab 340B+ aircraft agreement (the “Saab DCA”) with Delta are structured as CPAs.  Colgan’s Q400 operations for United are under a CPA (the “United Q400 CPA”).

Item 1. Business

Our Operating Contracts (Continued)

Under our CPAs, most costs we incur are classified into one of the following categories:

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

•	Excluded – Services that are provided by or paid for directly by the code-share partner. These costs do not appear in our consolidated financial statements.

The following is a summary of the treatment of certain costs under our five CPAs.

	Pinnacle and Mesaba CRJ-200 ASA	Mesaba CRJ-900 DCA	United Q400 CPA	Pinnacle CRJ-900 DCA	Saab 340B+ DCA
Aircraft ownership (depreciation, operating lease rentals, and/or interest expense)	Reimbursed	Excluded	Rate-Based	Reimbursed(1)	Excluded
Aviation insurance	Reimbursed	Reimbursed	Reimbursed	Reimbursed	Reimbursed
Commissions and passenger distribution costs	Excluded	Excluded	Excluded	Excluded	Excluded
Facility rentals and other station costs	Rate-Based(3)	Excluded	Excluded(2)	Excluded(2)	Reimbursed
Fuel	Excluded	Excluded	Excluded	Excluded	Excluded
Ground handling	Rate-Based(3)	Excluded	Excluded(2)	Excluded(2)	Excluded (2)
Heavy maintenance	Reimbursed	Reimbursed	Rate-Based	Reimbursed(1)	Reimbursed
Labor costs	Rate-Based	Rate-Based	Rate-Based	Rate-Based	Rate-Based
Landing fees	Reimbursed	Reimbursed	Reimbursed	Reimbursed	Reimbursed
Line maintenance	Rate-Based	Rate-Based	Rate-Based	Rate-Based	Rate-Based
Non-aircraft depreciation	Rate-Based	Rate-Based	Rate-Based	Rate-Based	Rate-Based
Other (G&A and training)	Rate-Based	Rate-Based	Rate-Based	Rate-Based	Rate-Based
Property taxes	Reimbursed	Reimbursed	Rate-Based	Reimbursed	Reimbursed

(1)
Reimbursement of these costs are both subject to a cap and adjusted downward should actual expenses incurred be less than the payments received.  Aircraft ownership reimbursements under the Pinnacle CRJ-900 DCA are based on principal and interest payments on debt associated with each aircraft.

(2)
Ground handling and airport facilities are provided free of charge unless our partner asks us to perform ground handling at a station.  In these instances, we are compensated based upon negotiated ground handling rates.

(3)
In certain cities under our CRJ-200 ASA, Delta provides or arranges for ground handling services on our behalf.  Our costs for these ground handling services, which include most other facility costs, are capped under the CRJ-200 ASA.

Item 1. Business

Our Operating Contracts (Continued)

Revenue Pro-rate Agreements.  Colgan also operates under contracts structured as pro-rate code-share agreements, which allow for Colgan to market its operations under its partners’ brands.  Under these agreements, Colgan generally manages its own inventory of unsold capacity and sets fare levels in the local markets that it serves.  Colgan retains all of the revenue for passenger flying within Colgan’s local markets and not connecting to its partners’ flights.  For connecting passengers, the passenger fare is pro-rated between Colgan and its major airline partner, generally based on the distance traveled by the passenger on each segment of the passenger’s trip or on a comparison of unrestricted local fares within each segment.  Under these agreements, Colgan bears the risk associated with fares, passenger demand, and competition within its markets.  Colgan incurs all of the costs associated with operating these flights, including those costs typically reimbursed or paid directly by the major airline under a CPA. In some instances, Colgan has the ability to earn incentive-based revenue should it achieve specified performance metrics.

Colgan’s pro-rate agreement with United related to its Houston operations is a modified pro-rate agreement in that it also contains a connecting passenger incentive payment designed to maintain a base level of revenue in the Houston markets that Colgan serves.  The connect incentive can be a payment from or a payment to United, depending on certain variables such as load factors, and is designed to create a more stable revenue level in these markets than could otherwise be supported under a traditional pro-rate agreement.  The connect incentive rates are adjusted semi-annually for changes in fuel prices and certain station and passenger related costs.

Colgan’s pro-rate agreement with United related to its Washington-Dulles operations is also a modified pro-rate agreement that includes a fixed connecting passenger incentive payment designed to subsidize some of the markets that Colgan operates in under this agreement.  These markets would not be profitable on a stand-alone basis without the connecting passenger incentive.  The incentive amount is fixed and may only be adjusted upon the concurrence of both Colgan and United.  Colgan has the ability to exit these markets to the extent that the markets can no longer be operated profitably with the fixed connecting passenger incentive payment.

Colgan also operates some flights within its revenue pro-rate networks under Essential Air Service (“EAS”) contracts with the Department of Transportation (“DOT”).  The EAS program provides a federal government subsidy within certain small markets that could not otherwise sustain commercial air service because of limited passenger demand.

Agreements with Major Airlines

CRJ-200 Airline Services Agreement

Regional jet service is provided to Delta by Pinnacle and Mesaba operating 145 50-seat CRJ-200 aircraft under the CRJ-200 ASA.  Pinnacle entered into the CRJ-200 ASA in 2003, and it was amended and restated effective January 1, 2007.  It was further amended on the date of the Acquisition to include Mesaba’s CRJ-200 fleet.  At the end of its term in 2017, the CRJ-200 ASA automatically extends for additional five-year periods unless Delta provides notice to us two years prior to the termination date that Delta does not plan to extend the term.

In addition to the rate-based and reimbursed payments previously detailed, our CRJ-200 ASA with Delta provides for margin payments.  The current rate-based payments will be in effect (subject to indexed annual inflation adjustments) through the end of 2012, when a negotiated rate reset will occur, which is designed to adjust our rate-based compensation to equal our actual and projected costs at that time. We receive a monthly margin payment based on the payments described above calculated to achieve a target operating margin of 8%. Delta does not guarantee Pinnacle’s minimum operating margin, although we are subject to a margin ceiling above the target operating margin.  If the actual operating margin related to our operations under the CRJ-200 ASA for any year exceeds the 8% target operating margin but is less than 13%, we will make a year-end adjustment payment to Delta in an amount equal to half of the excess above 8%.  If the actual operating margin for any year exceeds 13%, we will pay Delta all of the excess above 13%.   Margin calculations under the CRJ-200 ASA exclude amounts recognized as deferred ASA revenue, which is discussed in detail in Note 3, Code-Share Agreements with Partners, in Item 8 of this Form 10-K.

Item 1. Business

Agreements with Major Airlines (Continued)

The CRJ-200 ASA originally provided that we are required to negotiate with Delta an adjustment to our rates to the extent that we established operations with another major airline.  Under the CRJ-200 ASA, upon reaching a certain level of operations outside of our CRJ-200 ASA, and to the extent that we realized operating cost efficiencies from combining overhead in such outside operations, we were required to negotiate a rate reduction to the fixed payment that we receive under our CRJ-200 ASA related to our overhead.  The 2010 amendment to the CRJ-200 ASA eliminated this provision in exchange for fixed rate reductions through 2012.  We agreed to pay Delta $2.0 million for 2010, $2.5 million for 2011, and $2.5 million for 2012. In addition, our rate adjustment under the CRJ-200 ASA in 2013 will reflect an allocation of our overhead across all of our operations.

In connection with our acquisition of Mesaba, we negotiated a new provision to the CRJ-200 ASA with Delta that will adjust the rates we receive once we have integrated the pilots that operate the jet fleets at Mesaba and Pinnacle.  The rate adjustment will take place 12 months after the earlier of the date that a collective bargaining agreement is reached covering both Pinnacle’s and Mesaba’s pilots or the date that the jet fleets are combined such that the pilots operating the jet fleets are operating under one collective bargaining agreement.  The rate adjustment includes both a retroactive payment for the prior 12-month period that will include pilot integration costs, as well as a prospective adjustment based on our pilot related operating costs going forward.

To the extent that Pinnacle or Mesaba operate regional jets on behalf of another major airline, Delta may remove one aircraft for every two aircraft that we operate for another partner above an initial base of 20 regional jets.  Delta may remove no more than 20 aircraft subject to this option and no more than five aircraft in any 12-month period.  Delta may only exercise this option if the removed aircraft are not operated by or on behalf of Delta after their removal.

In general, we have agreed to indemnify Delta and Delta has agreed to indemnify us for any damages caused by any breaches of our respective obligations under the CRJ-200 ASA or caused by our respective actions or inaction under the CRJ-200 ASA.

On July 1, 2010 we reached agreement with Delta over a number of disputes primarily related to the CRJ-200 ASA that had arisen since 2007.  These issues and their resolution are discussed in greater detail in Note 3, Code-Share Agreements with Partners, in Item 8 of this Form 10-K.

Pinnacle CRJ-900 Delta Connection Agreement

Pinnacle provides regional jet service to Delta operating 76-seat CRJ-900 aircraft under the Pinnacle CRJ-900 DCA.  The Pinnacle CRJ-900 DCA provides that Pinnacle operate 16 CRJ-900 aircraft under a capacity purchase agreement.  The Pinnacle CRJ-900 DCA allows Delta the option to add an additional seven CRJ-900 aircraft to the fleet.  On July 1, 2010, we entered into an amended and restated Pinnacle CRJ-900 DCA with Delta.  Other than changes related to measuring operating performance, substantially all previous terms remain in effect.

The Pinnacle CRJ-900 DCA provides for Delta to pay pre-set rates based on the capacity we provide to Delta.  We are responsible for the costs of flight crews, maintenance, dispatch, aircraft ownership, and general and administrative costs.  In addition, Delta reimburses us for certain pass-through costs, including landing fees, most station-related costs (to the extent that we incur them), and aircraft hull and general liability insurance.  In most instances, Delta will provide fuel and ground handling services at no cost to Pinnacle, and to the extent we incur any of these costs, they are reimbursed by Delta.  We earn incentive payments (calculated as a percentage of the payments received from Delta) if we meet certain performance targets.  The Pinnacle CRJ-900 DCA also provides for reimbursements to Delta annually to the extent that our actual pre-tax margin on our Pinnacle CRJ-900 DCA operations exceeds certain thresholds.

The Pinnacle CRJ-900 DCA terminates for each aircraft upon the tenth anniversary of the in-service date of such aircraft.  Upon the sixth anniversary of the agreement date, which is April 27, 2013, either party has the right under the Pinnacle CRJ-900 DCA to remove from the terms of the agreement up to 20% of the CRJ-900 aircraft each year thereafter.

Item 1. Business

Agreements with Major Airlines (Continued)

In connection with our acquisition of Mesaba, we negotiated a new provision to the Pinnacle CRJ-900 DCA with Delta that will adjust the rates we receive once we have integrated the pilots that operate the jet fleets at Mesaba and Pinnacle.  The rate adjustment will take place 12 months after the earlier of the date that a collective bargaining agreement is reached covering both Pinnacle’s and Mesaba’s pilots or the date that the jet fleets are combined such that the pilots operating the jet fleets are operating under one collective bargaining agreement.  The rate adjustment includes both a retroactive payment for the prior 12-month period that will include pilot integration costs, as well as a prospective adjustment based on our pilot-related operating costs going forward.

Mesaba CRJ-900 Delta Connection Agreement

As of December 31, 2010, Mesaba operated 41 CRJ-900 aircraft under the Mesaba CRJ-900 DCA. The Mesaba CRJ-900 DCA terminates on June 30, 2022.

Under the Mesaba CRJ-900 DCA, Delta reimburses certain direct pass-through expenses, including airport landing fees, property taxes, heavy airframe maintenance, and aircraft hull and aviation liability insurance.  In addition, Delta provides fuel, ground handling services, and various other services at no cost to Mesaba.  We are subject to certain monthly performance levels and may earn incentive payments or incur penalties if we achieve or fail to achieve certain predetermined operational performance goals.  Similar to the CRJ-200 ASA, a negotiated rate reset will occur on January 1, 2013.

The Mesaba CRJ-900 DCA also contains a provision to adjust our rates once we have integrated the pilots that operate jet fleets at Mesaba and Pinnacle that is identical to the provision contained in our CRJ-200 ASA and our Pinnacle CRJ-900 DCA.

Saab 340B+ Delta Connection Agreement

As of December 31, 2010, Mesaba operated 26 34-seat Saab 340B+ aircraft under the Saab DCA.  Prior to the Acquisition, Delta announced plans to retire Mesaba’s fleet of Saab 340B+ aircraft during 2011 and 2012. Accordingly, the Saab DCA provides for the wind-down of Mesaba’s Saab operations over a period of time not to extend beyond June 2012.  The Saab DCA was not designed to generate or use a material amount of operating cash flow.  As each aircraft exits service, we will return the aircraft to Delta on an “as is” basis.

Pursuant to the terms set forth in the Saab DCA, Mesaba is compensated at pre-set rates for the capacity that we provide to Delta.  Delta bears the risk of certain price and volume fluctuations and reimburses us certain reconciled costs on a monthly basis including landing fees, aircraft hull and passenger liability insurance, property taxes, and heavy airframe maintenance.  Delta will provide all ground handling services at no cost to Mesaba at its station locations.  In addition, Delta provides fuel to us at no cost. The Saab DCA provides for us to earn additional incentive-based compensation or incur penalties if we achieve or fail to achieve certain predetermined operational performance targets.   The Saab DCA also contains a provision to adjust rates related to pilot and mechanic costs annually for fluctuations in our actual costs during the wind-down period.

The CRJ-200 ASA, the Pinnacle CRJ-900 DCA, the Mesaba CRJ-900 DCA, and the Saab DCA all contain various termination provisions, primarily related to material breaches of the agreements.  Concurrently with the Acquisition, we agreed with Delta to a cross-default provision.  Effective July 1, 2011, the CRJ-200 ASA, the Pinnacle CRJ-900 DCA, the Mesaba CRJ-900 DCA, and the Saab DCA, as well as our note payable to Delta for the purchase of Mesaba, will all be cross-defaulted.

Item 1. Business

Agreements with Major Airlines (Continued)

United Express Capacity Purchase Agreement

Colgan operates 74-seat Q400 turboprop regional aircraft predominantly out of United’s hub at Newark Liberty International Airport.  Colgan entered into the United Q400 CPA in 2007, which terminates for each aircraft upon the tenth anniversary of the in-service date of such aircraft.  Our Q400 regional turboprop operations began on February 4, 2008, and we operated 22 Q400 aircraft under the United Q400 CPA as of December 31, 2010.  We will take delivery of an additional eight Q400 aircraft through August 2011.

The United Q400 CPA provides that we are compensated at pre-set rates for the capacity that we provide to United.  We are responsible for our own expenses associated with flight crews, maintenance, dispatch, aircraft ownership, and general and administrative costs.  In addition, United reimburses us without a markup for certain reconciled costs, such as landing fees, most station-related costs not otherwise provided by United or its designee; aircraft hull and passenger liability insurance (provided that our insurance rates do not exceed those typically found at other United regional airline partners); and passenger related costs.  United will also provide to Colgan at no charge fuel and ground handling services at its stations.  United may request that we provide ground handling for our flights at certain stations, in which case, we will be compensated at a predetermined rate for these ground handling services.  The United Q400 CPA also provides for the ability to earn additional incentive-based revenue or incur penalties if we achieve or fail to achieve certain operational and financial performance targets.

The United Q400 CPA provides for a rate reduction to United to the extent that we begin operating Q400 aircraft for another major airline.  The rate reduction is designed to share the overhead burden associated with the Q400 aircraft across all of our potential Q400 operations and is only applicable for the first 15 aircraft that we add with another airline.

United may immediately terminate the United Q400 CPA following the occurrence of any event that constitutes cause.  To the extent that either party materially breaches the United Q400 CPA and such breach remains uncured for a period of 60 days, the non-breaching party may terminate the agreement.  United may also terminate the CPA upon our failure to maintain a certain level of safety, our failure to maintain certain specified operational performance standards, or our failure to maintain various governmental certifications and to comply with various governmental operating regulations and authorities.

United Houston Agreement

We operate 13 Saab 340B aircraft based in Houston, Texas under a code-share agreement with United (the “United Houston Agreement”).  Colgan entered into the United Houston Agreement in January 2005 for a term of five years.  Since the end of the five-year term in 2010, we continue to operate under the United Houston Agreement on a month-to-month contract and are currently in discussions with United about extending and/or modifying this agreement beyond its initial five-year term.

The United Houston Agreement is structured as a modified pro-rate agreement for which we receive all of the fares associated with local passengers and an allocated portion of the connecting passengers’ fares.  We pay all of the costs of operating the flights, including sales and distribution costs.  However, we also receive connect incentive payments from United for passengers connecting from Colgan operated flights to any flights operated by United or its other code-share partners at Houston/George Bush Intercontinental Airport.  The connect incentive payments are designed to maintain a base level of profitability in the markets that we fly out of Houston, and can result in a payment to us or from us depending on our passenger load factor in these markets.  The connect incentives are modified every six months to adjust for prospective modifications in fuel prices and certain station expenses.

Item 1. Business

Agreements with Major Airlines (Continued)

United Dulles Agreement

In October 2005, Colgan entered into a code-share agreement with United to provide services as a United Express carrier (the “United Dulles Agreement”) primarily out of Washington-Dulles.  The United Dulles Agreement was amended and restated effective November 1, 2008 and expires on November 1, 2011.  Colgan currently operates 11 Saab 340 aircraft under the United Dulles Agreement. The United Dulles Agreement is structured as a modified pro-rate agreement for which we receive all of the fares associated with local passengers and an allocated portion of the connecting passengers’ fares.  In addition, United pays us a set passenger connect incentive fee for certain of the markets that we operate under the United Dulles Agreement.  The passenger connect incentive may only be adjusted during the three-year term by mutual consent of the parties.  We have the right, however, to cease serving certain of these markets to the extent that our operations are not profitable.  We pay all of the costs of operating the flights, including sales and distribution costs.  We jointly coordinate with United all scheduling, inventory, and pricing for each local market we serve.

US Airways Express Agreement

We operate nine Saab 340 aircraft under a code-share agreement with US Airways (the “US Airways Agreement”).  Colgan entered into the US Airways Agreement in 1999 to provide passenger service and cargo service as a US Airways Express carrier.  The US Airways Agreement provides for the use of the US Airways flight designator code to identify flights and fares in computer reservations systems, permits use of logos, service marks, aircraft paint schemes, and uniforms similar to those used by US Airways and coordinated scheduling and joint advertising.  The US Airways Agreement is structured as a revenue pro-rate agreement for which we receive all of the fares associated with our local passengers and an allocated portion of connecting passengers’ fares.  We pay all of the costs of operating the flights, including sales and distribution costs.  We control all scheduling, inventory and pricing for each local market we serve.  The current three-year US Airways Agreement became effective on October 1, 2005 under terms similar to the 1999 agreement.  Since the end of the three-year term in 2008, the US Airways Agreement continues to automatically extend for multiple six-month periods until either party provides notice to terminate.

In January 2011, we amended the US Airways Agreement to add Mesaba as an operating partner and to provide for the expansion of services to New York (LaGuardia) airport with seven Saab 340 B+ aircraft in March 2011.  Colgan previously operated in some of these markets but had exited all LaGuardia markets by November 2010.  All of the terms and conditions in the US Airways Agreement will apply to Mesaba’s operations at New York (LaGuardia).

Item 1. Business

Employees

As of December 31, 2010, we had 7,619 employees.  Flight attendants and ground operations agents included 240 and 848 part-time employees, respectively. The part-time employees work varying amounts of time, but typically work half-time or less. The follow table details the number of employees by company and by group:

Employee Group	Pinnacle Airlines Corp.	Pinnacle Airlines, Inc.	Mesaba Aviation, Inc.	Colgan Air, Inc.	Total
Pilots	-	1,178	908	503	2,589
Flight attendants	-	736	566	375	1,677
Ground operations personnel	-	1,034	-	211	1,245
Mechanics and other maintenance personnel	-	576	388	316	1,280
Dispatchers and crew resource personnel	-	193	58	86	337
Management and support personnel	141	79	229	42	491
Total	141	3,796	2,149	1,533	7,619

Labor costs are a significant component of airline expenses and can substantially affect our results. Approximately 76%, 84%, and 57% of Pinnacle, Mesaba, and Colgan employees, respectively, are represented by unions.

The following table reflects our principal collective bargaining agreements and their respective amendable dates:

Employee Group	Employees Represented	Representing Union	Contract Amendable Date
Pinnacle’s pilots	1,178	Air Line Pilots Association	February 17, 2016
Mesaba’s pilots	908	Air Line Pilots Association	February 17, 2016
Colgan’s pilots	503	Air Line Pilots Association	February 17, 2016
Pinnacle’s flight attendants	736	United Steel Workers of America	February 1, 2011(1)
Mesaba’s flight attendants	566	Association of Flight Attendants	May 31, 2012
Colgan’s flight attendants	375	United Steel Workers of America	April 30, 2014 (2)
Pinnacle’s ground operations agents	923	United Steel Workers of America	May 23, 2015
Pinnacle’s flight dispatchers	59	Transport Workers Union of America	December 31, 2013
Mesaba’s flight dispatchers	26	Transport Workers Union of America	May 31, 2012
Mesaba’s mechanics	306	Aircraft Mechanics Fraternal Association	May 31, 2012
Total unionized labor	5,580

(1)	Pinnacle and the United States Steel Workers are currently in negotiations for a new agreement covering Pinnacle’s flight attendants.
(2)	The Colgan flight attendant agreement with the United Steel Workers of America is amendable on April 30, 2014 with the exception of a wage only review, which will occur in April 2011.

The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable.

Item 1. Business

Employees (Continued)

On February 17, 2011, the Company reached an agreement with the Air Line Pilots Association (“ALPA”), the union representing pilots at all three airlines.  The joint agreement represents an amendment to the collective bargaining agreements at Pinnacle and Mesaba, and a new agreement with Colgan’s pilots.  The agreement will: (1) increase compensation for our pilots to rates that approximate the industry average; (2) include a one-time signing bonus of approximately $10.1 million for Pinnacle’s pilots ($10.9 million inclusive of related payroll taxes); and (3) become amendable five years from the date the final agreement is executed.  The Company had been actively negotiating with ALPA since the collective bargaining agreement became amendable in April 2005.  During 2010, we recorded a one-time charge of $10.9 million to accrue for the signing bonus for Pinnacle’s pilots.

Aircraft Maintenance

Using a combination of Federal Aviation Administration (“FAA”)-certified maintenance vendors and our own personnel and facilities, we maintain our aircraft on a scheduled and as-needed basis.  We perform preventive maintenance and inspect our engines and airframes in accordance with our FAA-approved maintenance policies and procedures.

The maintenance performed on our aircraft can be divided into three general categories: line maintenance, heavy maintenance checks, and engine and component overhaul and repair. Line maintenance consists of routine daily and weekly scheduled maintenance inspections on our aircraft, including pre-flight, daily, weekly, and overnight checks and any diagnostic and routine repairs.

Pinnacle and Mesaba contract with an affiliate of the original equipment manufacturer of their CRJ-200 aircraft to perform certain routine heavy maintenance checks on their aircraft.  In addition, Mesaba performs some of the CRJ-200 routine heavy maintenance checks in-house.  Pinnacle and Mesaba also contract with a third party to perform engine overhauls on their CRJ-200 fleet.  These maintenance checks are regularly performed on a schedule approved by the manufacturer and the FAA.  In general, both the CRJ-200 and CRJ-900 aircraft do not require their first heavy maintenance checks until they have flown approximately 8,000 hours.

Mesaba completes routine heavy airframe maintenance checks on its Saab 340 B+ fleet in house.  It contracts with third parties to perform engine overhauls and propeller maintenance on its Saab fleet.

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

Component overhaul and repair involves sending parts, such as engines, landing gear and avionics to a third-party, FAA-approved maintenance facility.  We are party to maintenance agreements with various vendors covering our aircraft engines, avionics, auxiliary power units, and brakes.

Training

Pinnacle performs the majority of its flight personnel training in Memphis, Tennessee both at its Corporate Education Center and a simulator center operated by FlightSafety International. FlightSafety International, at Pinnacle’s request, provides overflow training at various other simulator centers throughout the U.S. and Canada.  The Memphis simulator center currently includes three CRJ full-motion simulators, two of which are in active use.  Under Pinnacle’s agreement with FlightSafety International, Pinnacle has first priority on all of the simulator time available in the Memphis center.  Instructors used in the Memphis center are typically Pinnacle employees who are either professional instructors or trained line pilot instructors.

Item 1. Business

Training (Continued)

Mesaba coordinates the majority of its flight crew training in Minneapolis, Minnesota at the Pan Am International Flight Academy.  Mesaba owns and utilizes two flight simulators, one CRJ-200 and one CRJ-900 aircraft simulator, to facilitate and provide substantially all training to Mesaba flight crews.

Colgan’s flight personnel are trained at various simulator centers throughout the U.S. and Canada under a contract with FlightSafety International.  Instructors that conduct the training are typically professional instructors or trained line pilot instructors.  Recurrent ground training takes place near the Colgan hubs, including Newark, New Jersey, Washington, D.C., and Houston, Texas.  Upgrade training of Colgan flight personnel is performed at its Corporate Education Center in Memphis, Tennessee.

We provide both internal and outside training for our maintenance personnel.  To maximize value for the Company and to ensure our employees receive the highest quality training available, we take advantage of manufacturers’ training programs offered, particularly when acquiring new aircraft.  We employ professional instructors to conduct training of mechanics, flight attendants, and ground operations personnel.

Safety

We are committed to the safety and security of our passengers and employees.  Our most important Guiding Principle is “Never Compromise Safety.”  For example, Pinnacle led the way in the regional airline industry by being one of the first regional airlines to implement the Flight Operational Quality Assurance (“FOQA”) program.  Colgan has fully implemented the FOQA program for its fleet of Q400 aircraft and is currently preparing its Saab 340 aircraft fleet to be fully implemented and compliant with the FOQA program by the end 2011.  Colgan will be the first operator of Saab aircraft to maintain a FOQA program, and, once our Saab fleets are combined, all of our Saab operations will be incorporated into our FOQA program.  FOQA programs involve the collection and analysis of data recorded during flight to improve the safety of flight operations, air traffic control procedures, and airport and aircraft design and maintenance.

We have implemented the FAA’s Aviation Safety Action Program (“ASAP”) at all of our operating subsidiaries.  ASAP’s focus is to encourage voluntary reporting of safety issues and events that come to the attention of employees of certain certificate holders.   We also maintain Line Observation Safety Audit (“LOSA”) programs to obtain a self-evaluation of safety procedures that are invaluable in assessing opportunities for enhancing safety in flight operations.  We are also leading the way in adopting the FAA’s Safety Management System (“SMS”).  Pinnacle is already level 2 compliant under SMS and is the first regional airline to adopt SMS.  We expect our Colgan and Mesaba operations to be incorporated into our SMS programs by early 2012.

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

We were given the option under the Air Transportation Safety and Stabilization Act, signed into law on September 22, 2001, to purchase certain third-party war risk liability insurance from the U.S. government on an interim basis at rates that are more favorable than those available from the private market. As provided under this Act, we have purchased from the FAA this war risk liability insurance, which is currently set to expire on September 30, 2011.  We expect to renew the policy upon its expiration.

Item 1. Business

Regulations

Our subsidiaries operate under air carrier certificates issued by the FAA and certificates of convenience and necessity issued by the DOT.  The DOT may alter, amend, modify or suspend these authorizations if the DOT determines that we are no longer fit to continue operations.  The FAA may suspend or revoke the air carrier certificate of one of our subsidiaries if the subsidiary fails to comply with the terms and conditions of the certificates. The DOT has established regulations affecting the operations and service of the airlines in many areas, including consumer protection, non-discrimination against disabled passengers, minimum insurance levels, and others. Failure to comply with FAA or DOT regulations can result in civil penalties, revocation of the right to operate or criminal sanctions. FAA regulations are primarily in the areas of flight operations, maintenance, ground facilities, transportation of hazardous materials, and other technical matters. The FAA requires each airline to obtain approval to operate at specific airports using specified equipment.  Under FAA regulations and with FAA approval, our subsidiaries have established a maintenance program for each type of aircraft they operate that provides for the ongoing maintenance of these aircraft, ranging from frequent routine inspections to major overhauls.  As of December 31, 2010, we had no unresolved significant violations.

Seasonality

As with most airlines, we are subject to seasonality, though seasonality has historically had a lesser effect on our capacity purchase operations than it has on our pro-rate operations.  Mainline carriers use capacity purchase agreements because these arrangements allow them to expand their operations at lower fixed costs by using a regional’s lower cost structure for operating aircraft.  Because regional aircraft have lower fixed and variable costs than larger aircraft, mainline carriers tend to maintain regional aircraft utilization during seasons of reduced demand. Conversely, our financial results can be materially affected by the level of passenger demand for our services operated under pro-rate agreements, under which we bear the risk of decreased demand for our services.  Our results can materially vary due to seasonality and cyclicality.  For example, Colgan has historically reported significant losses or significantly lower income during the first and fourth quarters of each year when demand for air travel is generally lower, and higher income during the second and third quarters of each year when demand for air travel increases.

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

Item 1A. Risk Factors

Risks Related to our Financial Condition

A. Downturns in U.S. or regional economic conditions could have an adverse effect on our business and financial condition in ways that we currently cannot predict.

While the financial and credit markets have stabilized since the banking crisis that began in 2008, certain components of the capital markets remain illiquid and the availability of credit constrained.  Our prospective access to the capital markets to raise capital may be restricted, which could affect our ability to meet our obligations, our ability to react to changing economic and business conditions, and our ability to grow our operations either through expansion of our existing agreements or the addition of new agreements. Additionally, a decline in economic conditions can also impair the ability of our counterparties to satisfy their obligations to us.

Item 1A. Risk Factors

Risks Related to our Financial Condition (Continued)

B. Our fleet expansion program will require a significant increase in our leverage and the related cash outflows.

Our recent growth strategy has required significant amounts of capital to acquire CRJ-900 and Q400 regional aircraft.  As a result, we have significantly increased our total debt obligations and our leverage over the past four years.  During the year ended December 31, 2010, our mandatory debt service payments totaled approximately $96 million, and we expect this amount to increase through 2011 as we acquire and finance eight additional Q400 aircraft.  See related risk factor A above for additional information related to credit availability.

There can be no assurance that our operations will generate sufficient cash flow or liquidity to enable us to obtain the necessary aircraft acquisition financing for future growth, or to make required debt service payments related to our existing obligations.  If we default under our loan, lease, or aircraft purchase agreements, the lender/lessor/manufacturer has available extensive remedies, including, without limitation, repossession of the respective aircraft and other assets. Even if we meet all required debt, lease, and purchase obligations, the size of these long-term obligations could negatively affect our financial condition, results of operations, and the price of our common stock in many ways, including:

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

Our subsidiaries’ systems operations control centers, which oversee daily flight operations, are dependent on a number of technology systems to operate effectively.  Large scale interruption in technology infrastructure that we depend on, such as power, telecommunications, or the internet, could cause a substantial disruption in our operations, which could lead to poor operating performance, loss of regional airline services revenue, and financial penalties under our operating contracts.   In some instances, if the disruption to our operations were severe, our major airline partners could have the right to terminate our operating contracts.

For example, in the fall of 2011, we intend to relocate our corporate headquarters, which includes our subsidiaries’ systems operations controls centers, from our existing facilities in Memphis, Tennessee and Eagan, Minnesota to our new corporate headquarters in downtown Memphis, Tennessee.  Any disruption during the relocation process could adversely affect our operations and financial results.

Item 1A. Risk Factors

Risks Related to our Financial Condition (Continued)

D. The ability to realize fully the anticipated benefits of our acquisition of Mesaba will depend on the successful realignment of our subsidiaries.

On July 1, 2010, we acquired Mesaba, which operates a regional jet and turboprop fleet.  Upon acquiring Mesaba, we announced that our long-term plan for our operating structure is to transition all jet flying to Pinnacle, and to merge Colgan and Mesaba’s turboprop operations, with Mesaba remaining the surviving carrier.  We aspire for our regional airline subsidiaries to lead the industry with regard to safety programs and a strong safety culture, and our realignment of operations will be implemented with this goal as our highest priority.  In realigning the common fleet types of Pinnacle, Mesaba, and Colgan into two regional airlines, we may not be able to do so in a manner that allows us to achieve the anticipated cost synergies, or if achievement of such synergies takes longer or costs more than expected, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.  In addition, it is possible that the integration process could result in the loss of key employees, diversion of management’s attention, the disruption or interruption of or the loss of momentum in our ongoing businesses, or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or our ability to achieve the anticipated benefits of the acquisition, or could reduce our earnings or otherwise adversely affect our business and financial results.

Risks Related to our Operations

E. There are long-term risks related to supply and demand of regional aircraft associated with our regional airline services strategy.

Many of our major airline partners have publicly indicated in the past that their committed supply of regional airline capacity is larger than they desire given current market conditions.  Specifically, they cite an oversupply of 50-seat regional jets under contractual commitments with regional airlines.  Delta in particular has reduced both the number of 50-seat regional jets within its network and the number of regional airlines with which it contracts.  There are currently more than 300 50-seat aircraft within the Delta Connection system.  In addition to reducing the number of 50-seat jets under contract, major airlines have reduced the utilization of regional aircraft, thereby reducing the revenue paid to regional airlines under capacity purchase agreements.  Delta’s utilization of our 50-seat CRJ-200 aircraft decreased by 2% in 2010.  This decrease had a negative impact on our regional airline services revenue and profitability.

Mesa filed for Chapter 11 Bankruptcy reorganization on January 5, 2010.  This was caused in large part by a significant number of regional aircraft that it owns or leases but that are no longer committed to fly under an agreement with a major airline partner.  As major airlines seek to reduce the number of 50-seat aircraft within their networks, other regional airlines may also be forced to restructure their operations.  In an environment where the supply of regional aircraft exceeds the demand from our major airline partners, our competitors may price their regional airline products below cost or otherwise compete aggressively to retain business.  In addition, regional airlines with more financial resources may make loans or pay financial incentives to retain or increase business with major airlines.  For example, in 2009, SkyWest extended to United a secured term loan in the amount of $80 million and a credit facility with a cap in the amount of $49 million in exchange for an extension on the term of some of its regional airline services agreements with United.  Regional airlines with more financial resources may also acquire or merge with other regional airlines in an attempt to mitigate any reductions of regional airline services with their major airline partners.

We have fewer financial resources than many of our competitors, and therefore we may be at a competitive disadvantage as we compete for new business opportunities.  Additionally, while our CPAs with Delta contractually terminate on varying dates from December 31, 2017 through June 30, 2022, Delta may still seek to reduce our level of operations, either through reduced utilization of our fleet or through attempted reductions in the number of aircraft that we operate.   Oversupply of regional aircraft may also lead to reductions of service under our operating agreements with our other partners.  These reductions in service may lead to reduced profitability and we may be forced to sell, sublease, or otherwise reduce the number of aircraft that we own or lease.

Item 1A. Risk Factors

Risks Related to our Operations (Continued)

F. We are highly dependent upon our regional airline services agreements with Delta.

We are highly dependent on Delta, our largest customer.  Our code-share agreements with Delta generated approximately 77% of our consolidated regional airline services revenue during 2010, and approximately 80% of our operating fleet is utilized by Delta.  In addition, our entire fleet of 145 CRJ-200 aircraft and 41 of our CRJ-900 aircraft are subleased from Delta under leases that terminate if our airline services agreements with Delta terminate.  We would be significantly and negatively affected should one of our code-share agreements with Delta be terminated, and we likely would be unable to find an immediate source of revenue or earnings to offset such a loss.  We may be unable to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements.  Operating as an independent airline would be a departure from our business strategy and would require considerable time and resources.

            Our code-share agreements with Delta and our other partners include various minimum operating performance requirements, which if we fail to meet, provide the partner with the ability to terminate the agreement with little or no notice requirement.  Additionally, in connection with the acquisition of Mesaba, all of the Company’s capacity purchase agreements with Delta now contain cross-default provisions, which will be effective on July 1, 2011.  Therefore, any failure on our part to meet minimum operating performance requirements under one contract will provide Delta the legal right to terminate any or all of our code-share agreements with Delta.

Certain conditions that are beyond our control, such as weather, may negatively affect our performance such that we may fall below the minimum operating requirements.  For example, in June 2008, Delta gave notice to Pinnacle that it intended to terminate the Pinnacle CRJ-900 DCA, citing failure to meet on-time performance requirements in the CRJ-900 DCA.  We disputed Delta’s right to terminate the Pinnacle CRJ-900 DCA, and we subsequently agreed with Delta to continue operating under the Pinnacle CRJ-900 DCA.  Although we were successful in this instance in keeping our Pinnacle CRJ-900 DCA intact with Delta, a future attempt by Delta or an attempt by another of our partners to terminate one of our code-share agreements resulting from our failure to meet our minimum operating performance requirements would, if successful, have a material negative impact on our financial performance and liquidity.

G. We are highly dependent upon the services provided by our major airline partners.

We are highly dependent upon Delta and United, our capacity purchase agreement partners, for the services they provide to support our current operations.  For example, we currently use or rely upon Delta's, United’s, and, to a lesser degree, US Airways’ systems, facilities, and services to support a significant portion of our operations, including airport and terminal facilities and operations, information technology support, ticketing and reservations, scheduling, dispatching, fuel purchasing, and ground handling services.  Were we to lose any of our operations with these partners, particularly related to our Pinnacle CRJ-900 DCA and United Q400 CPA agreements with Delta and United, respectively, for which we bear the ownership risks associated with the aircraft, we would need to replace all of the services mentioned above and make the other arrangements necessary to fly as an independent airline or otherwise find a suitable use for the aircraft.

H. The rate-based revenues we receive under our capacity purchase code-share agreements may be less than the controllable costs we incur.

Under our capacity purchase code-share agreements with Delta and United, the major airline bears the risk related to the cost of certain reimbursable expenses that they are contractually required to repay in full to us.  With respect to other costs, our code-share partner is obligated to pay to us amounts at predetermined rates based on the level of capacity that we generate for them.  If our controllable costs exceed our rate-based revenue, our financial results will be adversely affected.  For example, certain CRJ-200 maintenance expenses are intended to be covered by our rate-based revenue.  As our CRJ-200 fleet ages, the maintenance costs required to support the fleet are increasing, which places additional pressure on our profitability.  During the year ended December 31, 2010, approximately 39% of our total costs were pass-through costs and approximately 61% of our costs were controllable costs related to our rate-based revenue.

Item 1A. Risk Factors

Risks Related to our Operations (Continued)

I. Our ability to operate profitably under our pro-rate code-share agreements is heavily dependent on the price of aircraft fuel. Volatility in the price of fuel presents a market uncertainty and could have a significant negative impact on our operating results.

Under our pro-rate code-share agreements, we bear the risk associated with fares, passenger demand, and competition within each market.  Similarly, we also incur all of the costs associated with operating these flights, including those costs typically reimbursed or paid directly by the major airline under a capacity purchase agreement. For example, Colgan’s pro-rate agreements expose Colgan to fuel price volatility.  In recent years, fuel prices have been extremely volatile over short periods of time.  Our ability to offset increases in the price of fuel by raising fares or surcharges may be limited, primarily because of reduced demand for air travel and competitiveness of the airline industry.  To the extent that we incur expenses that exceed the revenue we receive from passenger fares and incentive-based revenue, our financial results will be negatively affected.

J. We are at risk of adverse publicity stemming from any accident involving our aircraft.

While we believe the insurance we carry to cover losses arising from an aircraft crash or other accident is adequate to cover such losses, any accident involving an aircraft that we operate for one of our code-share partners could create a public perception that our aircraft or operations are not safe or reliable.  Such a perception could harm our reputation, result in the loss of existing business with our code-share partners, result in an inability to win new business, and harm our profitability. For a description of the Colgan Flight 3407 accident, see Legal Proceedings in Item 3 of this Form 10-K.

K.  Changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal requirements that involve significant compliance costs.  In the last several years, Congress has passed laws, and the DOT, the FAA, and the Transportation Security Administration (“TSA”) have issued regulations relating to the operation of airlines that have required significant expenditures.  We expect to continue to incur substantial expenses in complying with government regulations.

For example, prompted by the February 2009 Colgan Flight 3407 accident near Buffalo, New York, passengers and governmental authorities have raised industry-wide questions about pilot qualifications, training and fatigue. On August 1, 2010, the United States Congress passed into law the Airline Safety and Federal Aviation Administration Act of 2010.  The law adds new certification requirements for entry-level commercial pilots, requires additional emergency training, improves availability of pilot records through a centralized database, and mandates stricter rules to minimize pilot fatigue.

The Airline Safety and Federal Aviation Administration Act of 2010 also:

•	requires that all airline pilots obtain an Airline Transport Pilot license, which is currently only needed by captains,
•	mandates that the FAA within 90 days set up a new database of pilot records so that airlines will have access to more information before they hire someone for the cockpit, and
•	directs the FAA within one year to rewrite the rules for how long pilots can work.

We cannot predict whether the cost of continued compliance for all present and future laws, rules, regulations, and certification requirements will have a material adverse effect on our operations.

Item 1A. Risk Factors

Risks Related to our Operations (Continued)

L. We are subject to many forms of environmental regulation and may incur substantial costs as a result.

We are also subject to increasingly stringent federal, state, and local laws, regulations and ordinances relating to the protection of the environment, including those relating to emissions in the air. Compliance with all environmental laws and regulations can require significant expenditures.  There is increasing regulatory focus in North America on climate change and greenhouse gas emissions.  While we cannot yet determine what the final regulatory programs will be in the United States or in other areas in which we do business, such climate change-related regulatory activity in the future may adversely affect our business and financial results.

Risks Related to our Labor Costs and Collective Bargaining Agreements

M. Increases in our labor costs, which constitute a substantial portion of our total operating costs, may directly affect our earnings.

Labor costs are not directly reimbursed by any of our code-share partners.  Rather, compensation for these costs is intended to be covered by the payments based on pre-set rates for block hours, departures, and fixed costs.  Labor costs constitute a significant portion, ranging from 31% to 33%, of our total operating costs.  Pressure to increase these costs beyond standard industry wages, and therefore beyond the limits intended to be covered by the fixed payments we receive from our code-share partners, is increased by the high degree of unionization of our workforce.  As of December 31, 2010, 73% of our employees were unionized.

Additionally, on February 17, 2011, we entered into a new agreement with ALPA, the union representing pilots at Pinnacle, Mesaba, and Colgan.  The joint agreement represents an amendment to the collective bargaining agreements at Pinnacle and Mesaba, and a first agreement with Colgan’s pilots.  The terms of the agreement will materially increase our pilots’ salaries, wages, and benefits costs.  The agreement contains increased pay rates for pilots at Pinnacle and Colgan, as well as a material signing bonus for Pinnacle’s pilots.  An increase in our labor costs over standard industry wages could result in a material reduction to our earnings, and could affect our future prospects for additional business opportunities.

N. Strikes or labor disputes with our employees may adversely affect our ability to conduct our business and could result in the termination, or a significant reduction of the benefit, of our code-share agreements.

If we are unable to reach collective bargaining agreements upon their initial or amendable dates with any of our unionized work groups in accordance with the Railway Labor Act, we may be subject to work interruptions, work stoppages, or a fleet size reduction.  Work stoppages may adversely affect our ability to conduct our operations and fulfill our obligations under our code-share agreements.   Several of our code-share agreements contain provisions granting our partners the right to terminate our agreements in the event of a work stoppage or labor strike.  Additionally, our CRJ-200 ASA contains a provision allowing Delta to reduce the size of our CRJ-200 fleet in the event of a work stoppage or labor strike.

O.  If we are unable to attract and retain key employees, our business could be harmed.

We compete against the other major and regional U.S. airlines for pilots, mechanics, and other employee groups essential for providing airlines services.  Several of the other airlines offer wage and benefit packages that exceed ours.  We may be required to increase wages and/or benefits in order to attract and retain qualified employees or risk considerable turnover, which could negatively affect our ability to provide a quality product to our customers and therefore negatively affect our relationship with our customers.

Similarly, as we further expand our Q400 operations for United, our need increases for qualified pilots, mechanics, and other airline-specific employees.  If we are unable to hire, train, and retain qualified pilots we would be unable to efficiently run our operations and our competitive ability would be impaired.  Our business could be harmed and revenue reduced if, due to a shortage of pilots, we are forced to cancel flights and forego earning incentive-based revenue under our code-share agreements.

Item 1B.  Unresolved Staff Comments

All staff comments received from the SEC were resolved as of the date of this filing.

Item 2.  Properties

Flight Equipment

As shown in the following table, the Company’s aircraft fleet consisted of 202 regional jet aircraft and 81 turboprop aircraft at December 31, 2010.

Aircraft Type	Number of Aircraft Leased	Number of Aircraft Owned	Total Aircraft	Standard Seating Configuration
CRJ-200	145	-	145	50
CRJ-900	41	16	57	76
Total regional jets	186	16	202
Q400	-	22	22	74
Saab 340B+	26	-	26	34
Saab 340	10(1)	23	33	34
Total turboprops	36	45	81
Total aircraft	222	61	283

(1)	In addition, for purposes of classification, two of the ten leased aircraft were operated under capital leases. For further discussion, refer to Note 10, Operating Leases, in Item 8 of this Form 10-K.

Facilities

The Company had the following significant dedicated facilities as of December 31, 2010:

Location	Description	Lease Expiration Date
Memphis, TN	Pinnacle Airlines, Inc. Headquarters and Corporate Education Center	August 2011
Memphis, TN	Pinnacle Airlines Corp. and Colgan Air, Inc. Headquarters	August 2011
Minneapolis, MN	Mesaba Aviation, Inc. Headquarters	November 2016
Memphis, TN	Hangar and Maintenance Facility	December 2016
Knoxville, TN	Hangar and Maintenance Facility	Termination of the CRJ-200 ASA
Des Moines, IA	Hangar and Maintenance Facility	December 2018
Wausau, WI	Hangar and Maintenance Facility	December 2011(2)
Minneapolis, MN	Hangar and Maintenance Facility	April 2009 (1)
Detroit, MI	Hangar and Maintenance Facility	November 2015
Dulles, VA	Hangar and Maintenance Facility	April 2011
Albany, NY	Hangar and Maintenance Facility	December 2010 (1)
Houston, TX	Hangar and Maintenance Facility	June 2011

(1)	Lease continuing on a month-to-month basis.
(2)	Upon expiration, we have the option to extend the lease.

Item 2.  Properties

Facilities (Continued)

Our significant maintenance facilities are located in cities that we serve based on market size, frequency, and location.  These facilities are used for overnight maintenance; however, Memphis, Dulles, and Wausau are also used during the day.  We have additional smaller maintenance facilities in Atlanta, Georgia; New York City, New York (John F. Kennedy); Salt Lake City, Utah; Fort Wayne, Indiana; and Austin, Texas.  While the facilities are highly utilized with an average turn around time of seven to ten hours, we believe that our existing facilities are adequate for the foreseeable needs of our current and growing business.  As our fleet grows, we may seek additional maintenance space in the future.

In connection with our code-share agreements, we maintain contract service agreements with Delta, United, and US Airways allowing for the use of terminal gates, parking positions, and operations space at airports in Atlanta, Boston, Detroit, Houston, Memphis, Minneapolis/St. Paul, Newark, New York City, and Washington-Dulles, as well as most of the stations we serve from these hub airports.  We believe the use of the terminal gates, parking positions, and operations space obtained from our code-share partners will be sufficient to meet the operational needs of our business.

In December 2010, we entered into a 13-year lease whereby we will occupy 170,000 square feet of the One Commerce Square building in downtown Memphis.  We intend to vacate our existing headquarters facilities in Memphis in the fall of 2011 and begin occupying this space.  Ultimately, we expect to relocate Mesaba’s headquarters to this space as well.

Item 3.  Legal Proceedings

We are subject to certain legal actions that occur in the ordinary course of our business. While the outcome of these actions cannot be predicted with certainty, it is the opinion of our management, based on current information and legal advice, that the ultimate disposition of these actions will not have a material adverse effect on our consolidated financial statements as a whole.  For further discussion, see Note 16, Commitments and Contingencies, in Item 8 of this Form 10-K.

September 11, 2001 Litigation.  Colgan is a defendant in litigation resulting from the September 11, 2001 terrorist attacks.  We believe we will prevail in this litigation; moreover, we believe that any adverse outcome from this litigation would be covered by insurance and would therefore have no material adverse effect on our financial position, results of operations, and cash flows.

Colgan Flight 3407.  On February 12, 2009, Colgan Flight 3407, operated under the Company’s United Q400 CPA, crashed in a neighborhood near the Buffalo Niagara International Airport in Buffalo, New York. All 49 people aboard, including 45 passengers and four members of the flight crew, died in the accident. Additionally, one individual died inside the home destroyed by the aircraft’s impact.  Several lawsuits related to this accident have been filed against the Company, and additional litigation is anticipated.  We carry aviation liability insurance and believe that this insurance is sufficient to cover any liability arising from this accident.

Environmental Matters

We are subject to regulation under various environmental laws and regulations, which are administered by numerous state and federal agencies. In addition, many state and local governments have adopted environmental laws and regulations to which our operations are subject. We are, and may from time to time become, involved in environmental matters, including the investigation and/or remediation of environmental conditions at properties used or previously used by us. We are not, however, currently subject to any environmental cleanup orders imposed by regulatory authorities, nor do we have any active investigations or remediation at this time.

Item 3.  Legal Proceedings

Regulatory Matters

We are subject to regulation under various laws and regulations which are administered by numerous state and federal agencies, including but not limited to the FAA, the DOT, and the TSA.  We are involved in various matters with these agencies during the ordinary course of our business.  While the outcome of these matters cannot be predicted with certainty, it is the opinion of our management, based on current information and past experience, that the ultimate disposition of these matters will not have a material adverse effect on our financial condition as a whole.

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

2010	High	Low
First quarter	$8.58	$7.03
Second quarter	$7.80	$5.11
Third quarter	$6.15	$4.54
Fourth quarter	$8.21	$5.33

2009	High	Low
First quarter	$2.67	$1.00
Second quarter	$3.19	$1.39
Third quarter	$7.66	$2.55
Fourth quarter	$7.53	$5.75

As of February 21, 2011, there were approximately 32 holders of record of our common stock.  We have paid no cash dividends on our common stock and have no current intention of doing so in the future.

The information under the caption “Securities Authorized for Issuance under Equity Compensation Plans,” appearing in the Proxy Statement for our 2011 Annual Meeting of Stockholders, to be filed with the Commission within the 120 days after December 31, 2010, is hereby incorporated by reference.

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

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The following graph compares total shareholder return on the Company’s common stock over the five-year period ending December 31, 2010, with the cumulative total returns (assuming reinvestment of dividends) on the American Stock Exchange Airline Industry Index and the NASDAQ Composite Index. The stock performance graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2005. The graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

This selected consolidated financial data should be read together with Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Result of Operations, and the audited consolidated financial statements and related notes contained in Item 8, Financial Statements and Supplementary Data of this Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:	(in thousands, except per share data)

Total operating revenues(1)	$1,020,767	$845,508	$864,785	$787,374	$824,623
Total operating expenses (2)	959,234	764,799	819,178	734,963	697,075
Operating income(1)(2)	61,533	80,709	45,607	52,411	127,548
Operating income as a percentage of operating revenues(1)(2)	6.0%	9.5%	5.3%	6.7%	15.5%
Nonoperating expense(3)	(40,650)	(38,471)	(54,196)	(8,462)	(10,706)
Income tax expense(4)	(8,113)	(382)	(2,408)	(13,526)	(43,758)
Net income (loss)	12,770	41,856	(10,997)	30,423	73,084
Basic earnings (loss) per share	$0.70	$2.33	$(0.62)	$1.46	$3.33
Diluted earnings (loss) per share	$0.69	$2.31	$(0.62)	$1.32	$3.33
Shares used in computing basic earnings (loss) per share	18,132	17,969	17,865	20,897	21,945
Shares used in computing diluted earnings (loss) per share	18,558	18,133	17,865	23,116	21,974

(1)
Operating revenues and operating income for the year ended December 31, 2010 were affected by the July 1, 2010 acquisition of Mesaba.  For more information, refer to Note 4, Acquisition of Mesaba, in Item 8 of this Form 10-K. Operating revenues and operating income for the year ended December 31, 2007 were affected by the January 18, 2007 acquisition of Colgan, partially offset by changes in CRJ-200 ASA with Delta.

(2)
Operating expenses for the year ended December 31, 2010 were affected by the July 1, 2010 acquisition of Mesaba.  For more information, refer to Note 4, Acquisition of Mesaba, in Item 8 of this Form 10-K.   Operating expenses for the year ended December 31, 2008 were affected by a $13.5 million impairment charge on Colgan’s goodwill and aircraft retirement costs. For more information, refer to Note 15, Impairment and Aircraft Retirement Costs, in Item 8 of this Form 10-K. Operating expenses for the year ended December 31, 2007 were affected by the January 18, 2007 acquisition of Colgan.  Operating expenses for the year ended December 31, 2006 were affected by a benefit of $43.6 million related to the bankruptcies of Northwest and Mesaba.

(3)
Nonoperating expense for the year ended December 31, 2008 includes a $16.8 million impairment charge on our ARS investments.  For more information, refer to Note 7, Investments and Fair Value Measurements, in Item 8 of this Form 10-K.

(4)
Income tax expense for the year ended December 31, 2009 includes a benefit of $13.6 million related to the settlement of the Internal Revenue Service’s examination of the Company’s federal income tax returns for calendar years 2003, 2004, and 2005.  For more information, refer to Note 14, Income Taxes, in Item 8 of this Form 10-K.

Item 6.  Selected Financial Data
	As of December 31,
Balance Sheet Data:	2010	2009	2008	2007	2006
	(in thousands)

Cash and cash equivalents (1)(3)	$100,084	$91,574	$69,469	$26,785	$705
Investments	1,852	2,723	116,900	186,850	72,700
Property and equipment, net (1)	935,138	731,073	719,931	257,168	40,985
Total assets (1)(2)	1,498,798	1,289,420	1,127,702	699,548	299,185
Long-term debt obligations, including leasing arrangements (1)	667,875	521,961	603,026	174,208	90,208
Stockholders' equity (1)	119,493	102,237	55,734	71,054	114,468

(1)	The balance sheet was affected by the July 1, 2010 acquisition of Mesaba and the January 18, 2007 acquisition of Colgan.
(2)
For the year ended December 31, 2010 and 2009, total assets include approximately $275 million and $300 million, respectively on long-term receivables related to potential claims related to Colgan Flight 3407. This amount is offset in its entirety by a corresponding liability.  For more information, see Note 16, Commitments and Contingencies, in Item 8 of this Form 10-K.

(3)
For the year ended December 31, 2006, cash and cash equivalents did not include the recurring CRJ-200 ASA end-of-month payment of $31.9 million, which was received on January 2, 2007 as December 31, 2006 was not a business day.

	Years Ended December 31,
	2010(1)	2009	2008	2007(1)	2006

Other Data:
Revenue passengers (in thousands)	16,391	13,473	12,926	11,494	8,988
Revenue passenger miles (“RPMs”) (in thousands) (2)	6,942,182	5,281,461	5,420,673	4,898,188	4,288,551
Available seat miles (“ASMs”) (in thousands) (3)	9,438,766	7,204,094	7,380,490	6,604,082	5,640,629
Passenger load factor (4)	73.5%	73.3%	73.4%	74.2%	76.0%
Operating revenue per ASM (in cents)	10.81	11.74	11.72	11.92	14.62
Operating revenue per block hour	$1,481	$1,498	$1,451	$1,392	$1,987
Operating cost per ASM (in cents)	10.16	10.62	11.10	11.13	12.36
Operating cost per block hour	$1,391	$1,355	$1,375	$1,300	$1,679
Block hours
Regional jets	523,148	426,432	442,911	438,988	415,069
Turboprops	166,291	138,166	152,890	126,675	-
Departures
Regional jets	326,751	273,077	267,893	265,418	251,091
Turboprops	134,137	110,568	121,635	107,171	-
Average daily utilization (in block hours)
Regional jets	8.32	8.26	8.75	8.73	9.17
Turboprops	7.11	7.84	7.86	7.32	-
Average stage length (in miles)	402	374	396	321	470
Number of operating aircraft (end of period)
Regional jets	202	142	142	138	124
Turboprops	81	48	51	47	-
Employees	7,619	5,106	5,644	5,316	3,860

(1)
We acquired Mesaba on July 1, 2010.  Data for 2010 includes Mesaba data and statistics from the date of acquisition through the end of the year.  We acquired Colgan on January 18, 2007.  Data for 2007 includes Colgan data and statistics from the date of acquisition through the end of the year.

(2)	Revenue passenger miles represent the number of miles flown by revenue passengers.
(3)	Available seat miles represent the number of seats available for passengers multiplied by the number of miles the seats are flown.
(4)	Passenger load factor equals revenue passenger miles divided by available seat miles.

Item 6.  Selected Financial Data

Certain Statistical Information:

The following tables present our operating expenses per block hour and operating expenses per available seat mile.  While not relevant to our consolidated financial results, this data is used as an analytic in the airline industry.  See Results of Operations in Item 7 of this Form 10-K for more information on our operating expenses.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Operating expenses per block hour:
Salaries, wages and benefits	$449	$399	$369	$346	$329
Aircraft rentals	186	214	216	245	636
Ground handling services	148	165	162	170	207
Aircraft maintenance, materials and repairs	195	174	157	159	83
Other rentals and landing fees	118	125	120	104	104
Aircraft fuel	38	39	83	68	263
Commissions and passenger related expenses	31	37	45	46	12
Depreciation and amortization	57	63	44	16	10
Other	169	135	156	146	140
Provision for decreases in losses associated with bankruptcy filings of Northwest and Mesaba	-	-	-	-	(105)
Impairment and aircraft retirement costs	-	4	23	-	-
Total operating expenses	$1,391	$1,355	$1,375	$1,300	$1,679

	Years Ended December 31,
	2010	2009	2008	2007	2006
Operating expenses per available seat mile (in cents):
Salaries, wages and benefits	3.28	3.12	2.98	2.97	2.43
Aircraft rentals	1.36	1.68	1.74	2.10	4.68
Ground handling services	1.08	1.29	1.31	1.46	1.53
Aircraft maintenance, materials and repairs	1.42	1.36	1.26	1.36	0.61
Other rentals and landing fees	0.86	0.98	0.97	0.89	0.76
Aircraft fuel	0.28	0.31	0.67	0.58	1.93
Commissions and passenger related expenses	0.23	0.29	0.37	0.39	0.09
Depreciation and amortization	0.41	0.49	0.36	0.14	0.07
Other	1.24	1.07	1.26	1.24	1.03
Provision for decreases in losses associated with bankruptcy filings of Northwest and Mesaba	-	-	-	-	(0.77)
Impairment and aircraft retirement costs	-	0.03	0.18	-	-
Total operating expenses	10.16	10.62	11.10	11.13	12.36

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

2010 Results

Our consolidated operating income decreased by $19.2 million in 2010 as compared to 2009.  Pinnacle experienced a decline in operating income of $10.6 million, primarily attributable to a one-time charge of $10.9 million related to a signing bonus contained in an agreement with ALPA, as more fully discussed below.  Colgan’s operating income decreased by $15.4 million.  The large decline was primarily related to substantially higher maintenance costs on our Saab and Q400 fleets, higher pilot and flight attendant wages due to an increase in employees prior to the launch of new Q400 service in late 2010, and higher fuel costs in our pro-rate operations.  These significant cost increases were partially offset by a 9% increase in revenue per available seat mile within our pro-rate operations.  Mesaba earned $6.8 million in operating income during the six months ended December 31, 2010.

Mesaba Acquisition

On July 1, 2010, we purchased Mesaba from Delta for total consideration of $75 million.  Mesaba operates a fleet of 41 CRJ-900 aircraft, 19 CRJ-200 aircraft, and 26 Saab 340B+ aircraft as a Delta Connection carrier, with hubs in Atlanta, Detroit, Memphis, Minneapolis/St. Paul, and Salt Lake City.  All of Mesaba’s aircraft are leased from Delta under contracts conterminous with their respective operating agreements with Delta.  In connection with our acquisition of Mesaba, we entered into a new capacity purchase agreement with Delta providing for the operation of Mesaba’s CRJ-900 fleet for a period of 12 years (the “Mesaba CRJ-900 DCA”), and we modified our existing CRJ-200 airline services agreement (the “CRJ-200 ASA”) with Delta to include Mesaba’s fleet of CRJ-200 aircraft.  We also entered into a two-year capacity purchase agreement covering Mesaba’s fleet of 26 Saab 340 B+ aircraft (the “Saab DCA”).  Under these agreements, Delta will pay us rates and reimburse us certain direct expenses, similar to our existing capacity purchase agreements with Delta.  These agreements provide for targeted cash income (cash payments received from Delta less all expenses other than depreciation and amortization and interest expense, and less forecasted capital expenditures) of $18 million per year through July 2022.  Because these agreements contain rates that increase annually with inflation, we can earn more or less than $18 million of cash contract income in any given year depending on how our expenses fluctuate.   In addition, primarily because depreciation and amortization are generally excluded from reimbursement under these agreements, our reported operating income under generally accepted accounting principles related to Mesaba’s operations will differ from the $18 million target cash contract income.

These agreements also provide for certain rate resets.  Under these rate resets, we will negotiate and agree with Delta on new rates based on a forecast of our projected cash expenditures under the agreements for the subsequent five-year period, inclusive of our targeted cash contract income of $18 million per year.  Finally, these agreements contain targets related to our operating performance, and we can earn additional incentives or incur performance penalties depending on our actual operating performance.  Because we will incur some integration costs during 2011 and 2012, we do not expect to realize the full $18 million targeted cash contract income during these years.

Prior to selling Mesaba to us, Delta announced plans to retire Mesaba’s fleet of Saab 340B+ aircraft during 2011.  Accordingly, the Saab DCA provides for the wind-down of Mesaba’s Saab 340B+ operations over a period not to extend beyond June 2012.  Under the Saab DCA, we do not expect to earn a material amount of income or incur a material loss while we operate the Saab 340B+ aircraft.  As each aircraft exits service, we will return the aircraft to Delta on an “as is, where is” basis.

Simultaneously with our acquisition of Mesaba, we resolved certain contractual disputes relating to our existing capacity purchase agreements with Delta resulting in no gains or losses recognized and greater stability in our future cash flows under these contracts.  For additional information about these disputes, refer to Note 3, Code-Share Agreements with Partners, and Note 4, Acquisition of Mesaba, to our consolidated financial statements, which are included in Item 8 of this Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook (Continued)

ALPA Collective Bargaining Agreement

We had been in negotiations with ALPA to amend the collective bargaining agreement covering Pinnacle’s Pilots since April 2005, and we had been negotiating with ALPA to establish an initial collective bargaining agreement applicable to Colgan’s Pilots since late 2009.  Upon the acquisition of Mesaba, we agreed with ALPA to negotiate for a new combined collective bargaining agreement covering the pilots at all three of our subsidiaries, and in December 2010 we reached a tentative agreement.  The tentative agreement contains substantial salary and benefits increases for our pilots, bringing their total compensation in line with the average for airlines with similarly sized aircraft.  The tentative agreement also contains a one-time $10.9 million signing bonus that will be paid to pilots at Pinnacle Airlines.  We accrued this one-time bonus in the fourth quarter of 2010.  Pilots at all three airlines ratified the contract in February 2011, and the provisions will go into effect immediately.  Exclusive of the one-time signing bonus, we expect our total pilot costs to increase by approximately $18 million during 2011 as a result of the new agreement.

In connection with our acquisition of Mesaba, we modified our existing capacity purchase agreements with Delta to provide for a rate adjustment that will be effective upon the earlier of the date that we implement a combined collective bargaining agreement covering both Pinnacle’s and Mesaba’s pilots, or the date that the jet operations of Pinnacle and Mesaba are combined under a single operating certificate the (“Adjustment Trigger Date”).  This rate adjustment is designed to increase Pinnacle’s rates commensurate with the increase in pilot labor costs related to Pinnacle’s Delta operations.  The rate adjustment will be calculated and agreed to by us and Delta 12 months after the Adjustment Trigger Date.  At that time, we will receive a one-time retroactive adjustment related to the prior 12 months for the increase in our pilot costs, inclusive of training and displacement related to the merging of Pinnacle’s and Mesaba’s pilot groups.  In addition, we will receive a prospective adjustment payable for future periods such that our rates pertaining to pilot costs will be approximately equivalent to our actual pilot costs at the time of the rate adjustment.  We believe that the Adjustment Trigger Date will occur upon the implementation of our new agreement with ALPA in March 2011.  While we will not receive any cash payments related to these adjustments from Delta until 2012, we currently estimate that the one-time retroactive adjustment related to the 12 months ended March 2012 could be as much as $20 million, and the prospective rate increase that would begin in March 2012 could be as much as $14 million annually.  These rate adjustments will be based on assumptions about cost allocations between the pilot groups of our operating subsidiaries, and will be subject to negotiation with Delta.  No assurances can be made that the amount of the rate adjustments ultimately agreed to with Delta will equal our current estimates.  While we are still evaluating the timing of revenue recognition associated with these adjustments, we currently believe that we will not recognize this revenue until 2012 upon the final determination of the amount.    In addition, with the exception of annual increases indexed to the Producer Price Index, the rates associated with our pilot labor costs under all of our CPAs with Delta will not be adjusted again until 2018.

Operational Integration Plan

Upon acquiring Mesaba, we announced that our long-term plan for our operating structure is to transition all jet flying to Pinnacle, and to merge Colgan and Mesaba’s turboprop operations with Mesaba remaining the surviving carrier.  We aspire for our regional airline subsidiaries to lead the industry with regard to safety programs and a strong safety culture, and our realignment of operations will be implemented with this goal as our highest priority.  We believe that realigning the common fleet types of Pinnacle, Mesaba and Colgan into two strong regional airlines also will provide for the most efficient and reliable regional operations for our partners.

Since the acquisition, we have completed the plan to integrate the jet operations of Pinnacle and Mesaba, and to merge Colgan’s and Mesaba’s turboprop operations.  Implementation of our integration plan is subject to FAA approval, which we expect to obtain during the first half of 2011.  We currently anticipate that completion of our integration will take 12 to 18 months after approval by the FAA.  Our implementation plan will include significant one-time costs associated with training, relocation and displacement for our pilots, flight attendants and mechanics, information technology costs related to the integration of systems and operating processes, and relocation, retention and severance packages for management employees as we combine administrative functions.  We currently estimate that these one-time integration costs will be approximately $12 to $14 million, the majority of which we expect to incur during 2011.  An insignificant amount of integration costs were incurred in 2010.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook (Continued)

Other Items

We generated $109.4 million in cash from operations during 2010, and we ended the year with $100.1 million in cash and cash equivalents.  Our operating cash flow included an influx of approximately $42 million related to our 2009 federal income tax refund that we received in 2010.  We did not make any federal income tax payments in 2010 and do not anticipate making federal income tax payments in 2011 due to the accelerated depreciation recognized for tax purposes related to our newly acquired CRJ-900 and Q400 aircraft. Operating cash flow was also improved in 2010 due to the acquisition of Mesaba, which contributed approximately $23 million in operating cash flow.  Mesaba’s operating cash flow included a one-time benefit of approximately $14 million related to the establishment of our new CPAs with Delta.  Our operating cash flow in 2011 will decline for several reasons, including the fact that we will not receive an income tax refund and because Mesaba’s operating cash flow will exclude the one-time benefit described above.

We accepted delivery of eight Q400 aircraft in late 2010 and we will take delivery of an additional eight aircraft through August 2011 that will be operated under our capacity purchase agreement with United.  We have a commitment from Export Development Canada (“EDC”) to finance 85% of the purchase price of each aircraft, and we expect to use our internally generated funds to pay for the remaining amount.  We believe our current liquidity position and expected 2011 operating cash flow is sufficient to meet our remaining 2011 debt service requirements and the unfinanced portion of our Q400 purchase commitments.  Under our capacity purchase agreement with United, payments associated with our capital investment in these aircraft are fixed over the ten-year term of the contract.  We expect that our Q400 growth will have a positive impact on operating income in 2011.

In March 2011, we will begin operating seven leased Saab 340B+ aircraft within our pro-rate operations with scheduled service at New York’s LaGuardia airport as a US Airways Express carrier.  This increase in service was driven by the delay in the transfer of the bulk of US Airways’ regional takeoff and landing slots at LaGuardia to Delta (the “LaGuardia Slot Swap”).  While we expect these operations to continue to at least the end of 2011, our agreement with US Airways is designed to be temporary and we will end service at LaGuardia upon any resolution of the LaGuardia Slot Swap between US Airways, Delta and the Department of Transportation.

We continue to position ourselves to capitalize on long-term profitable opportunities to increase the number of regional aircraft that our subsidiaries operate.  Our competitors’ capacity purchase agreements for over 400 50-seat regional jet aircraft are set to expire between now and 2015.  While many of these regional jets will likely no longer operate within the networks of the major U.S. airlines, we believe some of these contracts will be renewed or offered to other regional airlines and some will be replaced with larger regional jets.  We intend to actively compete to obtain profitable regional jet and Q400 flying during this period of transition within the industry, and we believe our history of strong operating performance with a competitive cost structure will position us to succeed.  Our capacity purchase contracts do not begin to expire until December 2017.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following represents our results of operations, by segment and consolidated, for the year ended December 31, 2010.  A discussion of our results of operations as compared to 2009 and 2008 follows.

The Company purchased Mesaba on July 1, 2010, as discussed in Note 4, Acquisition of Mesaba, to our consolidated notes to the financial statements contained in Item 8 of this Form 10-K.  Mesaba’s financial information includes only the period from the acquisition date through December 31, 2010.

	Year Ended December 31, 2010
	Pinnacle	Mesaba	Colgan	Consolidated
	(in thousands)
Operating revenues
Regional airlines services	$632,508	$141,178	$230,810	$1,004,496
Other	15,533	204	534	16,271
Total operating revenues	648,041	141,382	231,344	1,020,767

Operating expenses
Salaries, wages and benefits	186,294	62,016	61,481	309,791
Aircraft rentals	116,814	7,959	3,214	127,987
Ground handling services	84,794	5,981	11,128	101,903
Aircraft maintenance, materials and repairs	67,783	20,020	46,502	134,305
Other rentals and landing fees	49,433	12,292	19,486	81,211
Aircraft fuel	-	-	26,011	26,011
Commissions and passenger related expenses	3,649	1,319	16,862	21,830
Depreciation and amortization	20,544	2,676	15,927	39,147
Other	69,251	22,272	25,526	117,049
Total operating expenses	598,562	134,535	226,137	959,234

Operating income	49,479	6,847	5,207	61,533

Operating margin	7.6%	4.8%	2.3%	6.0%

Nonoperating (expense) income
Interest expense, net				(40,745)
Investment gain, net				1,776
Miscellaneous expense				(1,681)
Total nonoperating expense				(40,650)
Income before income taxes				20,883
Income tax expense				(8,113)
Net income				$12,770

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

Consolidated and Segmented Results of Operations

Consolidated

	Years Ended December 31,
	2010	% Change 2010 - 2009	2009	% Change 2009 - 2008	2008

Total operating revenue	$1,020,767	21%	$845,508	(2)%	$864,785
Total operating expenses	959,234	25%	764,799	(7)%	819,178
Operating income	61,533	(24)%	80,709	77%	45,607
Operating margin	6.0%		9.5%		5.3%

Total nonoperating expense	(40,650)	6%	(38,471)	(29)%	(54,196)

Income (loss) before income taxes	20,883	(51)%	42,238	(592)%	(8,589)
Income tax expense	(8,113)	2,024%	(382)	(84)%	(2,408)
Net income (loss)	$12,770	(69)%	$41,856	(481)%	$(10,997)

2010 Compared to 2009

The following summarizes certain nonrecurring items affecting our results for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	Years Ended December 31,
	2010		2009		2008
	Pre-tax	After Tax	Pre-tax	After Tax	Pre-tax	After Tax
Pilot signing bonus	$10,873	$6,839	$-	$-	$-	$-
Impairment and aircraft retirement charges	-	-	1,980	1,219	13,548	8,688
Excess of property insurance proceeds over cost basis of aircraft	-	-	(835)	(514)	-	-
Total effect on operating income	10,873	6,839	1,145	705	13,548	8,688
Net investment (gain) loss	-	-	(3,877)	(3,713)	16,800	16,091
Ineffective portion of hedge	-	-	1,424	877	-	-
Reversal of interest on tax reserves	-	-	(2,926)	(1,843)	-	-
Gain on debt extinguishment	-	-	(1,856)	(1,118)	-	-
IRS settlement	-	-	-	(13,551)	-	-
Total effect on nonoperating expense	-	-	(7,235)	(19,348)	16,800	16,091
Total nonrecurring charges (gains)	$10,873	$6,839	$(6,090)	$(18,643)	$30,348	$24,779

On December 17, 2010, the Company reached a tentative agreement with ALPA for a collective bargaining agreement covering pilots at Pinnacle, Mesaba, and Colgan.  The agreement provided for a signing bonus of $10.1 million ($10.9 million inclusive of related payroll taxes) for Pinnacle’s pilots.  This signing bonus, along with related employment taxes, was recorded as a charge to Pinnacle’s salaries, wages, and benefits expense in December 2010.  On February 17, 2011, the pilots at Pinnacle, Mesaba, and Colgan ratified the contract.

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

During 2009, we recorded a net nonoperating gain of $3.9 million ($3.7 million net of tax) primarily related to the sale of our auction rate securities (“ARS”) portfolio.  Our net income for 2009 also included net nonoperating gains of $0.2 million associated with the repurchase of certain indebtedness in the first quarter of 2009 and hedge losses associated with one Q400 aircraft that was destroyed.  Our net income for the year ended December 31, 2009 was also increased by $15.4 million related to our settlement with the Internal Revenue Service on its examination of our federal tax returns for the tax years 2003 through 2005.

During 2008, we recorded charges of $13.5 million ($8.7 million net of tax) related to the impairment of Colgan’s goodwill and certain charges necessary to retire several of Colgan’s aircraft associated with its pro-rate operations.  In addition, during 2008, we recorded an impairment charge of $16.8 million ($16.1 million net of tax) to write down the value of our portfolio of auction rate securities to fair value.

Operating Revenues

Operating revenue of $1.0 billion for the year ended December 31, 2010 increased $175.3 million, or 21%, compared to 2009.  The increase in operating revenue was largely attributable to the acquisition of Mesaba, which contributed additional revenue of $141.4 million. The increase was also related to changes in our capacity purchase related operating revenue, primarily caused by changes in our operating fleet size, aircraft utilization, and changes in the costs that are directly reimbursed by our partners.  In addition, changes in our pro-rate related operating revenue are primarily caused by changes in the scope of our pro-rate operations, and by the average load factor, average passenger fare, and average incentive payments we receive from our partners and under our Essential Air Service (“EAS”) agreements.  (These changes are discussed in greater detail within our segmented results of operations.)

Operating Expenses

Operating expenses increased by $194.4 million, or 25%, as compared to 2009.  This is primarily attributable to the acquisition of Mesaba, which contributed additional operating expenses of $134.5 million. (This change and others are discussed in greater detail within our segmented results of operations.)

Nonoperating Expense

Net nonoperating expense of $40.7 million for the year ended December 31, 2010 increased by approximately $2.2 million as compared to 2009.  This increase is related to $3.9 million in interest expense on the Promissory Note, a decrease in interest income of $1.9 million due to the sale of our ARS portfolio in 2009, and a $1.7 million increase in nonoperating expense related to decreases in the fair value of our interest rate “Swaptions,” which are further discussed in Note 9, Hedging Activities, in Item 8 of this Form 10-K.  In addition, we recorded net valuation gains of $1.8 million on our ARS call options for the year ended December 31, 2010 as compared to a $3.9 million net investment gain related to the sale of our ARS portfolio recorded in 2009.  During the three months ended March 31, 2009, the Company recorded a gain of $1.9 million on the extinguishment of $12 million par amount of the Notes, partially offset by a $1.4 million charge for the previously unrecognized hedge related costs for the debt related to the aircraft destroyed in Flight 3407.  Interest expense increased by $2.9 million related to the reversal of interest on income tax reserves during the three months ended March 31, 2009.  Partially offsetting these increases was a $9.6 million decrease in interest expense related to the repurchase of our senior convertible notes in February 2010.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

Income Tax Expense

For the years ended December 31, 2010 and 2009, we recorded income tax expense of $8.1 million and $0.4 million, respectively.  During 2009, we reached a settlement with the IRS regarding our examination for tax years 2003 through 2005. The Service had proposed a number of adjustments to our returns totaling approximately $35.0 million of additional tax, plus accrued interest and penalties on these proposed adjustments.  The Company agreed to pay approximately $3.0 million of additional income tax and accrued interest in settlement of all open tax matters for the years examined.  As a result, we recorded a reduction to income tax expense of $13.6 million in 2009 to reduce our accrued income tax reserves pursuant to the settlement.  See Note 14, Income Taxes, in Item 8 of this Form 10-K for more discussion.

2009 Compared to 2008

Operating Revenues

Operating revenue of $845.5 million for the year ended December 31, 2009 decreased $19.3 million, or 2%, compared to 2008.  Changes in our capacity purchase related operating revenue are primarily caused by changes in our operating fleet size and aircraft utilization.  Changes in our pro-rate related operating revenue are primarily caused by a reduction in the scope of our pro-rate operations that we undertook in the fall of 2008, and by changes in the average load factor, average passenger fare, and average incentive payments we receive from our partners and under our EAS agreements.  These changes are discussed in greater detail within our segmented results of operations.

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

Income Tax Expense

For the year ended December 31, 2009, we recorded income tax expense of $0.4 million.  As previously discussed, in 2009 we reached settlement with the IRS regarding our examination for tax years 2003 through 2005. The IRS had proposed a number of adjustments to our returns totaling approximately $35.0 million of additional tax, plus accrued interest and penalties on these proposed adjustments.  We agreed to pay approximately $3 million of additional income tax and accrued interest in settlement of all open tax matters for the years examined.  As a result, we recorded a reduction to income tax expense of $13.6 million to reduce our accrued income tax reserves pursuant to the settlement.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

Pinnacle Operating Statistics

	Years Ended December 31,
	2010	% Change 2010 - 2009	2009	% Change 2009 - 2008	2008

Revenue passengers (in thousands)	10,537	(2)%	10,771	4%	10,393
Revenue passenger miles (“RPMs”) (in thousands)	4,490,065	(3)%	4,640,392	(4)%	4,844,526
Available seat miles (“ASMs”) (in thousands)	6,009,188	(2)%	6,108,609	(3)%	6,320,269
Passenger load factor	74.7%	(1.3) pts.	76.0%	(0.7) pts.	76.7%
Operating revenue per ASM (in cents)	10.78	7%	10.12	4%	9.70
Operating cost per ASM (in cents)	9.96	9%	9.13	3%	8.85
Operating revenue per block hour	$1,520	5%	$1,449	5%	$1,384
Operating cost per block hour	$1,404	7%	$1,308	4%	$1,263
Block hours	426,285	(0)%	426,432	(4)%	442,911
Departures	274,850	1%	273,077	2%	267,893
Average daily utilization (block hours)	8.22	(0)%	8.26	(6)%	8.75
Average stage length (miles)	419	(2)%	426	(7)%	460
Number of operating aircraft (end of period)
CRJ-200	126	0%	126	2%	124
CRJ-900	16	0%	16	(11)%	18	(1)
Employees (end of period)	3,796	3%	3,675	(13)%	4,204

(1)
On October 1, 2008, we entered into an agreement with Delta to operate on a short-term basis seven additional CRJ-900 aircraft (the “Temporary Aircraft”).  The Temporary Aircraft were returned in early 2009.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

Pinnacle Financial Results

	Years Ended December 31,
	2010	% Change 2010 – 2009	2009	% Change 2009 – 2008	2008
Operating revenues
Regional airline services
CRJ-200	$557,118	3%	$540,939	(5)%	$569,020
CRJ-900	75,390	11%	68,159	94%	35,146
Other	15,533	76%	8,839	(1)%	8,923
Total operating revenues	648,041	5%	617,937	1%	613,089

Operating expenses
Salaries, wages and benefits	186,294	11%	168,049	2%	164,775
Aircraft rentals	116,814	0%	116,768	(3)%	120,932
Ground handling services	84,794	4%	81,161	(3)%	83,336
Aircraft maintenance, materials and repairs	67,783	14%	59,630	21%	49,238
Other rentals and landing fees	49,433	(2)%	50,293	(5)%	52,994
Commissions and passenger related expense	3,649	(4)%	3,818	(38)%	6,160
Depreciation and amortization	20,544	1%	20,247	52%	13,346
Other	69,251	20%	57,878	(16)%	68,691
Total operating expenses	598,562	7%	557,844	(0)%	559,472

Operating income	$49,479	(18)%	$60,093	12%	$53,617

Operating margin	7.6%	(2.1) pts.	9.7%	1.0 pts.	8.7%

Pinnacle Operating Revenues

2010 Compared to 2009

Regional Airline Services

CRJ-200.  For the year ended December 31, 2010, revenue earned under our CRJ-200 ASA of $557.1 million increased by $16.2 million, or 3%.

For the year ended December 31, 2010, the rates that Delta pays us under our CRJ-200 ASA increased by 4%.  Changes in our rates are tied to changes in the Producer Price Index, which increased by 4% from December 2008 to December 2009.  This increase in rates caused an increase in our revenue of approximately $8.5 million.

Additionally, a change in reimbursable expenses caused revenue to increase by $9.7 million for the year ended December 31, 2010.  For the year ended December 31, 2010, revenue from reimbursable expenses increased by $5.9 million related to heavy maintenance checks, $3.0 million for increased property taxes, $2.2 million related to increased insurance expenses, and $2.9 million in other reimbursable expenses.  These increases were offset by a decrease of $4.3 million primarily related to reduced deicing expense, which is discussed further below.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

As a result of our amended CRJ-200 ASA, effective July 1, 2010, certain expenses changed classification to become pass–through expenses, while certain rates in the CRJ-200 ASA were reduced.  These changes, along with a change in methodology related to departure based revenue, caused revenue for 2010 to decrease by approximately $2 million, as compared to 2009.

Pinnacle CRJ-900.  For the year ended December 31, 2010, revenue earned under the Pinnacle CRJ-900 DCA of $75.4 million increased by $7.2 million, or 11%, as compared to 2009.  This increase is primarily related to an increase in the 2010 rates that Delta pays us under our Pinnacle CRJ-900 DCA, which resulted in an increase of revenue of approximately $4.6 million.  In addition, revenue increased due to an increase in aircraft utilization, which caused block hours to increase by 2% and revenue to increase by approximately $0.2 million.  The remaining increase is attributable to an increase in reimbursable expenses, which increased revenue by approximately $3.5 million.  Offsetting this increase is a $1.1 million decrease in incentive revenue earned during the year ended December 31, 2010, primarily as a result of changes in our Pinnacle CRJ-900 DCA that became effective July 1, 2010.

Other Revenue

Other revenue increased $6.7 million, or 76%, for the year ended December 31, 2010 as compared to 2009.  This increase is related to an increase in third party ground handling revenue, as we are providing these services to other airlines in an increased number of cities.

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

We recorded $8.9 million less in departure based revenue during 2009, as compared to 2008, as a result of a dispute with Delta over the amount that we earn for each departure under the CRJ-200 ASA.  Delta asserted that it had the right under the CRJ-200 ASA to reduce both the revenue we receive and the cost we pay for ground handling services in certain cities where Delta or its designee provides ground handling services to us.  During 2009, Delta began to compensate us according to its interpretation of the CRJ-200 ASA.  As a result, the revenue we received for the year ended December 31, 2009, related to certain ground handling services was reduced by approximately $8.9 million, and our related ground handling costs were reduced by $8.1 million, with the resulting net effect of a reduction of operating income of approximately $0.8 million.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

Revenue earned under the Pinnacle CRJ-900 DCA was $68.2 million for the year ended December 31, 2009, an increase of $33.0 million, or 94%, as compared to 2008.  During the year ended December 31, 2009, on average we operated 86% more CRJ-900 aircraft than in 2008.

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

Pinnacle Operating Expenses

2010 Compared to 2009

Salaries, wages and benefits increased $18.2 million, or 11%, for the year ended December 31, 2010 as compared to 2009.  The increase year-over-year is primarily attributable to the $10.9 million charge in the fourth quarter of 2010 for pilot bonuses agreed to under the tentative agreement, which was ratified in February 2011.  See Note 16, Commitments and Contingencies, in Item 8 of this Form 10-K for additional details.  The remaining 5% increase is related to increases in wage rate and benefit costs for existing employees, along with a 3% increase in headcount.  Wage rate and benefit increases were inclusive of a $1.6 million increase year-over-year for increases in our matching contribution to Pinnacle’s non-pilot 401(k) plan.  During 2009, the matching contribution was temporarily suspended.

Ground handling services increased $3.6 million, or 4%, for the year ended December 31, 2010 as compared to 2009.  There were large changes in the mix of cities served resulting in a net increase in ground handling costs and a related net increase in revenue.  Ground handling expense in cities where Delta or its designee provided ground handling decreased $11.5 million for the year ended December 31, 2010 as compared to 2009.  This decrease is a result of the previously discussed change in methodology regarding ground handling amounts under the CRJ-200 ASA.  Ground handling expense in cities where we previously provided our own services increased $18.7 million for the year ended December 31, 2010 as compared to 2009.  In addition, our reimbursable deicing expense decreased, resulting in a corresponding decrease in revenue.

Aircraft maintenance, materials and repairs expenses increased $8.2 million, or 14%, for the year ended December 31, 2010 as compared to 2009.  The increase is primarily related to increased reimbursable costs for heavy airframe maintenance on our fleet of CRJ-200 aircraft.  For the year ended December 31, 2010, heavy check expense increased $4.4 million as compared to 2009.

Other rentals and landing fees decreased $0.9 million, or 2%, for the year ended December 31, 2010 as compared to 2009.  These changes are primarily due to the transition of certain airport stations from Pinnacle to Delta throughout 2009, which resulted in a reduction in facility and equipment rental expense of $4.7 million for the year ended December 31, 2010 as compared to 2009.  This decrease is offset by an increase of $3.8 million in airport landing fees for the year ended December 31, 2010 as compared to 2009, primarily due to an increase in landing fee rates.

Other expenses increased $11.4 million, or 20%, for the year ended December 31, 2010 as compared to 2009.  Property tax expenses increased $3.5 million primarily due to a one-time reduction of property tax expense in 2009 from a settlement with the state of Tennessee related to prior period taxes assessed.   In addition, insurance expense increased by $4.2 million for the year ended December 31, 2010.  Effective July 1, 2009 the Company exited a joint airline insurance program covering Delta and six other airlines.  The rates for Pinnacle’s new coverage are significantly higher than those of our previous coverage obtained through the joint program.  Pinnacle also experienced a $2.2 million increase in costs related to flight crew training and other crew related expenses.

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

Commissions and passenger related expense decreased by $2.3 million, or 38%, for the year ended December 31, 2009 as compared to 2008.  This is primarily related to the decrease in the number of airport locations we staff under our CRJ-200 ASA.  As a result, we do not incur the same level of passenger related expenses, as these costs are included in the ground handling rates that we pay Delta or its designated ground handler.

Depreciation and amortization expense increased by $6.9 million for the year ended December 31, 2009 as compared to the same period in 2008.  This is primarily related to depreciation on our fleet of CRJ-900 aircraft, the majority of which were added to our fleet throughout 2008.

Other expense decreased by $10.8 million, or 16%, for the year ended December 31, 2009 as compared to 2008.  Effective July 1, 2009, we are no longer participating in Delta’s insurance program.  The rates for our new coverage are significantly higher than those of our previous coverage, which caused an increase in insurance expense of $6.2 million.  These insurance costs are reimbursed with margin by Delta.  Offsetting this increase is a decrease in other expenses primarily related to decreases in costs related to crew training and other crew related expenses.  We were experiencing low levels of attrition within our flight crews and were not hiring or training new crew members and as a result, flight crew related costs and training decreased by $9.8 million for the year ended December 31, 2009.  In addition, property tax expenses increased $3.5 million primarily due to a one-time reduction of property tax expense in 2009 from a settlement with the state of Tennessee related to prior period taxes assessed.  Property tax is also reimbursed with margin by Delta.  The remainder of the decrease is attributable to the fleet expansion expenses we incurred in 2008 as we were bringing the CRJ-900 operations online, a decrease in professional services costs related to our new systems implementation project in 2008, and a decrease in station related costs as several stations formerly operated by Pinnacle are now operated by Delta or its designees.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

Mesaba Operating Statistics

Year Ended December 31, 2010(1)
Other Data:
Revenue passengers (in thousands)	3,121
RPMs (in thousands)	1,763,373
ASMs (in thousands)	2,308,420
Passenger load factor	76.4%
Operating revenue per ASM (in cents)	6.12
Operating cost per ASM (in cents)	5.83
Operating revenue per block hour	$1,079
Operating cost per block hour	$1,027
Block hours	131,017
Departures	80,173
Average daily utilization (block hours)	7.84
Average stage length (miles)	534
Number of operating aircraft (end of period)
CRJ-900	41
CRJ-200	19
Saab 340 B+	26
Employees (end of period)	2,149

Mesaba Financial Results
Year Ended December 31, 2010(1)
(in thousands)
Operating revenues
Regional airline services
CRJ-200	$39,086
CRJ-900	73,432
Saab 340B+	28,660
Other	204
Total operating revenues	141,382
Operating expenses
Salaries, wages and benefits	62,016
Aircraft rentals	7,959
Ground handling services	5,981
Aircraft maintenance, materials and repairs	20,020
Other rentals and landing fees	12,292
Commissions and passenger related expense	1,319
Depreciation and amortization	2,676
Other	22,272
Total operating expenses	134,535
Operating income	$6,847
Operating margin	4.8%

(1)
As previously discussed, the acquisition of Mesaba was completed on July 1, 2010. As such, Mesaba’s 2009 results of operations are not presented.  Mesaba’s 2010 results of operations include the period from the acquisition date through December 31, 2010.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

Colgan Operating Statistics

	Years Ended December 31,
	2010	% Change 2010 - 2009	2009	% Change 2009 – 2008		2008
Pro-rate Agreements:
Revenue passengers (in thousands)	1,157	(1)%	1,169	(15)%		1,380
RPMs (in thousands)	199,852	(2)%	203,848	(18)%		249,520
ASMs (in thousands)	415,391	(9)%	456,664	(18)%		558,389
Passenger load factor	48.1%	3.5 pts.	44.6%	(0.1) pts.		44.7%
Passenger yield (in cents)	76.76	2%	75.56	(4)%		78.94
Operating revenue per ASM (in cents)	36.93	9%	33.73	(4)%		35.28
Operating revenue per block hour	$1,839	9%	$1,692	(1)%		$1,716
Block hours	83,440	(8)%	91,023	(21)%		114,816
Departures	74,132	(7)%	79,866	(18)%		97,174
Fuel consumption (in thousands of gallons)	9,416	(14)%	10,994	(26)%		14,761
Average price per gallon	$2.76	37%	$2.01	(40)%		$3.35
Average fare	$133	1%	$132	(8	) %	$143

	Years Ended December 31,
	2010	% Change 2010 - 2009		2009	% Change 2009 – 2008	2008
Capacity Purchase Agreement:
Revenue passengers (in thousands)	1,575	3%		1,533	33%	1,153
RPMs (in thousands)	488,892	12%		437,221	34%	326,627
ASMs (in thousands)	705,767	10%		638,821	27%	501,832
Passenger load factor	69.3%	0.9 pts.		68.4%	3.3 pts.	65.1%
Operating revenue per ASM (in cents)	10.97	(4	) %	11.45	5%	10.86
Operating revenue per block hour	$1,589	2%		$1,551	8%	$1,432
Block hours	48,697	3%		47,143	24%	38,074
Departures	31,733	3%		30,702	26%	24,461

	Years Ended December 31,
	2010	% Change 2010 - 2009	2009	% Change 2009 – 2008		2008
Total Colgan:
Block hours	132,137	(4)%	138,166	(10)%		152,890
Departures	105,865	(4)%	110,568	(9)%		121,635
ASMs (in thousands)	1,121,158	2%	1,095,485	3%		1,060,221
Total operating cost per ASM (in cents)	20.17	7%	18.89	(23)%		24.50
Total operating cost per block hour	$1,711	14%	$1,498	(12)%		$1,699
Average daily utilization (block hours)	7.45	(5)%	7.84	(0	) %	7.86
Average stage length (miles)	233	4%	223	(2)%		228
Number of operating aircraft (end of period)
Saab 340	33	(3)%	34	0%		34
Beech 1900	-	-	-	(100)%		2
Q400	22	57%	14	(7)%		15
Employees	1,533	17%	1,307	(1)%		1,324

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Results of Operations (Continued)

Colgan Financial Results

	Years Ended December 31,
	2010	% Change 2010 - 2009	2009	% Change 2009 – 2008	2008
Operating revenues
Regional airline services
Pro-rate and EAS	$153,409	(0)%	$154,026	(22)%	$196,982
Capacity purchase agreement	77,401	6%	73,125	34%	54,511
Other	534	27%	420	107%	203
Total operating revenues	231,344	2%	227,571	(10)%	251,696

Operating expenses
Salaries, wages and benefits	61,481	8%	56,965	3%		55,196
Aircraft rentals	3,214	(19)%	3,980	(48)%		7,627
Ground handling services	11,128	(7)%	12,021	(8)%		13,023
Aircraft maintenance, materials and repairs	46,502	21%	38,445	(13	) %	44,123
Other rentals and landing fees	19,486	(5)%	20,484	11%		18,411
Aircraft fuel	26,011	18%	22,110	(55)%		49,450
Commissions and passenger related expense	16,862	(1)%	17,101	(18)%		20,865
Depreciation and amortization	15,927	5%	15,152	15%		13,172
Other	25,526	36%	18,717	(23)%		24,291
Impairment and aircraft retirement costs	-	(100)%	1,980	(85	) %	13,548
Total operating expenses	226,137	9%	206,955	(20	) %	259,706

Operating income (loss)	$5,207	(75)%	$20,616	(357)%		$(8,010)

Operating margin	2.3%	(6.8)pts.	9.1%	12.3 pts.		(3.2)%

Colgan Operating Revenue

2010 Compared to 2009

Total operating revenue for the year ended December 31, 2010 of $231.3 million increased by $3.8 million, or 2%, from the same period in 2009.  The primary reason for this increase is the increase in revenue earned under our United Q400 CPA offset by a decrease in our pro-rate operations.

Revenue under our United Q400 CPA for the year ended December 31, 2010 increased by $4.3 million, or 6%, due to changes in rates, volume and changes in pass-through costs.  The average number of Q400 aircraft in Colgan’s fleet for the year ended December 31, 2010 increased by 6% as compared to the same period in 2009.  During the year ended December 31, 2010, we added eight additional Q400 aircraft.

Revenue earned under our pro-rate agreements decreased by $2.2 million during the year ended December 31, 2010.  The decrease in revenue is attributable to the 1% decrease in passengers carried, which resulted in a $3.3 million decrease in revenue.  This decrease in revenue related to passengers carried is offset by the 1% increase in the average fare which resulted in a $1.1 million increase in revenue under our pro-rate agreements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

Revenue earned under our EAS agreements increased by $1.6 million during the year ended December 31, 2010, primarily due to a 9% increase in our rates and the addition of new markets.  The increase in our rates related to our EAS agreements increased revenue by $1.3 million and the addition of the new markets increased revenue by $0.3 million.

2009 Compared to 2008

Total operating revenue for the year ended December 31, 2009 of $227.6 million decreased by $24.1 million, or 10%, from 2008.  The primary reason for this decrease is the decrease in our pro-rate operations, which is partially offset by an increase in revenue earned under our United Q400 CPA.

Revenue earned under our pro-rate and EAS agreements decreased by $43.0 million, or 22%, for the year ended December 31, 2009.  This decrease is attributable to a decrease in pro-rate ASMs of 18% as compared to 2008, which resulted from the retirement of seven of our Saab and Beech aircraft in conjunction with eliminating certain markets within our pro-rate agreements.  In addition, we experienced a decrease of 4% in revenue per available seat mile in our remaining markets during 2009, which was primarily attributable to decreases in average fares.

Revenue under our United Q400 CPA for the year ended December 31, 2009 increased by $18.6 million, or 34%, due to changes in our Q400 aircraft fleet.  The average number of Q400 aircraft in our fleet during the year ended December 31, 2009 increased by 35% as compared to 2008.  The Q400 aircraft were added to our fleet primarily in the first half of 2008.  In addition, CPA revenue during the year ended December 31, 2008 was negatively affected by performance penalties incurred as we were introducing the new fleet.

Colgan Operating Expenses

2010 Compared to 2009

Salaries, wages and benefits increased $4.5 million, or 8%, for the year ended December 31, 2010, as compared to 2009.  The increase is primarily related to a 17% increase in the number of employees, largely attributed to the expected growth of Colgan’s operating fleet related to its expanded Q400 operations that began in the third quarter 2010.

Aircraft rentals decreased $0.8 million, or 19%, for the year ended December 31, 2010, as compared to 2009.  This decrease is attributable to the return of two leased Saab aircraft and four leased Beech aircraft in early 2009.

Ground handling services decreased $0.9 million, or 7%, for the year ended December 31, 2010, as compared to 2009.  This was primarily attributable to the decrease in departures in our pro-rate operations.  Changes in our Q400 operations have no effect on ground handling services expense, as ground handling services associated with our Q400 operations are provided by United at no cost under the United Q400 CPA.

Aircraft maintenance, materials and repairs expenses increased $8.1 million, or 21%, for the year ended December 31, 2010, as compared to 2009.  This was primarily due to an increase of $7.7 million in engine maintenance expense related to a new maintenance contract covering our Q400 engines.

Other rentals and landing fees decreased $1.0 million, or 5%, for the year ended December 31, 2010, as compared to 2009, primarily as a result of decreased landing fees.  Landing fees decreased as a result of the 4% decrease in the number of departures for the year ended December 31, 2010 as compared to 2009.

Aircraft fuel expense increased $3.9 million, or 18%, for the year ended December 31, 2010, as compared to 2009.  This increase is primarily related to the increase in the average price of fuel.  The average price paid per gallon increased 37% during the year ended December 31, 2010 as compared to 2009.  Partially offsetting this increase in price was a 14% decrease in the total number of gallons consumed during the year ended December 31, 2010, which was related to the decrease in our pro-rate operations.  Aircraft fuel associated with our Q400 operations is provided at no cost under the United Q400 CPA.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

Depreciation and amortization expense increased $0.8 million, or 5%, during the year ended December 31, 2010, as compared to 2009.  This is primarily due to an increase in aircraft depreciation expense related to the delivery of eight Q400 aircraft during the second half of 2010.  This is partially offset by a decrease in amortization related to certain airport landing slots that were sold in early 2010.

Other expenses increased by $6.8 million, or 36%, during the year ended December 31, 2010, as compared to 2009.  The increase is primarily attributable to flight crew training and other crew related expenses due to the planned deliveries of additional Q400 aircraft during 2010 and early 2011.  In addition, Colgan experienced an increase in recruiting and training expenses related to the additional lines of flying operated under our CPA during 2010.  Insurance coverage obtained in July 2009 with significantly higher rates resulted in increases in aircraft and passenger liability related insurance year over year.

Impairment and aircraft retirement charges of $2.0 million for the year ended December 31, 2009 related to certain maintenance costs necessary to restore certain Saab and Beech aircraft to a condition suitable for return to the lessor or for sale.

2009 Compared to 2008

Salaries, wages and benefits increased by $1.8 million, or 3%, for the year ended December 31, 2009, as compared to 2008.  This increase is largely attributable to increased health care and insurance costs, which increased by approximately $0.5 million in 2009, as compared to 2008.  Additionally, a number of relocated Colgan employees received additional compensation as part of the Colgan headquarters relocation from Manassas, Virginia to Memphis.  The remaining increase relates to an increase in wage rates for existing employees.

Aircraft rentals decreased by $3.6 million, or 48%, for the year ended December 31, 2009.  This decrease is attributable to the return of eight leased Saab and Beech aircraft throughout 2008 and early 2009.

Ground handling services decreased by $1.0 million, or 8%, for the year ended December 31, 2009, as compared to 2008.  This was primarily attributable to the decrease in departures in our pro-rate operations.  The increase in our Q400 operations had no effect on ground handling services expense, as ground handling services associated with our Q400 operations are provided by United at no cost under the United Q400 CPA.

Aircraft maintenance, materials and repairs expenses decreased by $5.7 million, or 13%, for the year ended December 31, 2009, as compared to 2008.  This decrease is related to the removal of eight Saab and Beech aircraft from our pro-rate fleet.  These aircraft were out of warranty and required more maintenance expense than our new fleet of Q400 aircraft, which are currently covered under warranty.

Other rentals and landing fees increased by $2.1 million, or 11%, as compared to 2008.  Landing fees associated with our pro-rate operations decreased by $5.2 million related to the overall decrease in our pro-rate operations.  Landing fees associated with the United Q400 CPA increased by $7.1 million as a result of changes in Q400 fleet size, along with the fact that we are now serving markets with significantly higher landing fee rates, such as Newark/Liberty International Airport.  Landing fees associated with our United Q400 CPA are fully reimbursed by United.  Most airports in our network have also increased their rates as a result of an overall reduction in industry-wide capacity.

Aircraft fuel expense decreased by $27.3 million, or 55%, for the year ended December 31, 2009, as compared to 2008.  This decline is primarily related to the decrease in the average price of fuel.  Colgan’s average price paid per gallon decreased 40% during the year ended December 31, 2009, as compared to 2008.  In addition, gallons consumed decreased by 26% for the year ended December 31, 2009, due to the retirement of several of our Saab and Beech aircraft in conjunction with the elimination of certain markets operated under pro-rate agreements.  Aircraft fuel associated with our Q400 operations is provided at no cost under the United Q400 CPA.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

Commissions and passenger related expenses decreased by $3.8 million, or 18%, for the year ended December 31, 2009, as compared to 2008.  This is primarily attributable to the 15% decrease in passengers carried by our pro-rate operations.

Depreciation and amortization expense increased by $2.0 million, or 15%, for the year ended December 31, 2009, as compared to 2008.  This is primarily related to changes in the Q400 aircraft fleet size.  The Q400 aircraft were added to our fleet throughout 2008.  However, during the year ended December 31, 2009, we operated one fewer aircraft than the same period in the previous year.

Other expenses decreased by $5.6 million, or 23%, for the year ended December 31, 2009, as compared to 2008.  This decrease is primarily related to decreases in costs related to crew training and other crew related expenses.  This was related to low levels of flight crew attrition, which reduced levels of training as experienced flight crews are retained.  In contrast, we incurred significant training costs during the first half of 2008 as we were introducing the Q400 fleet.  As a result, flight crew related costs decreased by $5.0 million for the year ended December 31, 2009.  The remaining decrease is attributable to the fleet expansion expenses we incurred in 2008 as we were bringing the Q400 operations online.  Offsetting these decreases is an increase in insurance expense of $1.1 million.  As previously discussed, effective July 1, 2009, we obtained new insurance coverage with significantly higher rates.

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

Liquidity and Capital Resources

We generate cash primarily by providing regional airline and related services to our code-share partners and passengers.  We generated $109.4 million in cash from operations during 2010, and we ended the year with $100.1 million in cash and cash equivalents.  Our operating cash flow included an influx of approximately $42 million related to our 2009 federal income tax refund that we received in 2010.  We did not make any federal income tax payments in 2010 and do not anticipate making federal income tax payments in 2011 due to the accelerated depreciation recognized for tax purposes related to our newly acquired CRJ-900 and Q400 aircraft. Operating cash flow was also improved in 2010 due to the acquisition of Mesaba, which contributed approximately $23 million in operating cash flow.  Mesaba’s operating cash flow included a one-time benefit of approximately $14 million related to the establishment of our new CPAs with Delta.  Our operating cash flow in 2011 will decline because we will not receive an income tax refund and because Mesaba’s operating cash flow will exclude the one-time benefit described above.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (Continued)

Contractual obligations. The following chart details our debt and lease obligations at December 31, 2010 (in thousands):

	Payments Due by Period
	2011	2012	2013	2014	2015	Thereafter	Total

Debt	$75,751	$57,756	$58,410	$72,193	$55,849	$420,082	$740,041
Interest payments on debt	43,449	39,093	35,012	30,151	25,699	102,949	276,353
Purchase obligations	145,697	13,377	1,321	643	643	1,231	162,912
Operating leases(1)	152,024	150,528	140,029	139,021	137,004	291,360	1,009,966
Other leasing arrangements	1,787	991	449	360	388	1,397	5,372
Total contractual cash obligations (2)	$418,708	$261,745	$235,221	$242,368	$219,583	$817,019	$2,194,644

(1)
The amounts noted above for operating leases include $900,144 of obligations for CRJ-200 aircraft leased from Delta.  We are reimbursed by Delta in full for CRJ-200 aircraft rental expense under the CRJ-200 ASA.  For a more detailed discussion of operating leases, refer to Note 10, Operating Leases, in Item 8 of this Form 10-K.

(2)
The table above excludes an approximate $275,000 accident liability related to Flight 3407, recorded in other liabilities, as discussed in  Note 16, Commitments and Contingencies, in Item 8 of this Form 10-K.  This liability is offset in its entirety by a receivable, recorded in other assets, which we expect to receive from insurance carriers as claims are resolved.

In connection with the acquisition of Mesaba, we entered into a Promissory Note with Delta for $63.3 million.   The Promissory Note is secured by certain equipment of, and all of the capital stock in, Mesaba, and has an interest rate of 12.5%.  The principal is payable in equal quarterly installments of $3.2 million, that began on October 15, 2010 and end on July 15, 2015.  Payments under the Promissory Note may be made by deductions from amounts due and payable under all of our operating agreements with Delta.  The Promissory Note contains customary covenants and representations, including a covenant to maintain a minimum amount of cash and cash equivalents at the end of each month, and restrictions related to the payment of dividends and repurchase of stock.  The Promissory Note is also cross defaulted to all of our operating agreements with Delta.  We believe we will have sufficient operating cash flow to comply with the minimum liquidity covenant.

During 2009, we completed a three-year term loan financing for $25 million (the “Spare Parts Loan”).  The Spare Parts Loan is secured by a pool of Pinnacle’s and Colgan’s spare repairable, rotable and expendable parts and certain aircraft engines.  The interest rate for the Spare Parts Loan is a variable rate, which is indexed to LIBOR (subject to a floor) and was initially 8.5%.  In January 2010, we amended the Spare Parts Loan to reduce the required minimum liquidity level on four specific dates during the first quarter of 2010.  During August 2010, we again amended the Spare Parts Loan to reduce the interest rate floor to 8.0%, to extend the maturity date until June 30, 2014, to provide for additional borrowings of up to $4.5 million, and to provide for a pre-payment penalty under certain circumstances.  As of December 31, 2010, the interest rate on the Spare Parts Loan was 8.0%.  The Spare Parts Loan requires that we maintain a minimum liquidity level at the end of every month and at specified times preceding the maturity date or call date of certain other indebtedness. The Spare Parts Loan also has standard provisions relating to our obligation to timely repay the indebtedness and maintenance of the collateral base relative to the outstanding principal amount of the borrowing.  Amounts outstanding under the Spare Parts Loan were $24.0 million and $24.2 million as of December 31, 2010 and 2009, respectively.  During the fourth quarter 2010, we drew an additional $2.1 million, increasing total borrowings under the Spare Parts Loan. The proceeds are being used to finance the initial provisioning of rotable aircraft parts to support our Q400 aircraft purchases and general working capital purposes.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (Continued)

In February 2005, we issued $121.0 million principal amount of our 3.25% senior convertible notes due 2025 (the “Notes”).  The Notes bore interest at the rate of 3.25% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year.  During 2009, we purchased and retired $90 million principal amount of the Notes.  On February 15, 2010, the holders of the remaining outstanding $31.0 million principal amount of the Notes exercised their option to require us to purchase the Notes for cash at a purchase price equal to 100% of their principal amount plus accrued interest.

On January 13, 2010, we entered into a short-term loan agreement with a bank for $10.0 million (the “Bridge Loan”).  The Bridge Loan was secured by our anticipated 2009 federal income tax refund and had an effective interest rate of 4.5%.  The Bridge Loan was designed to temporarily provide us with additional working capital until we received its 2009 federal income tax refund.  We repaid the Bridge Loan in full upon receipt of the 2009 federal income tax refund of approximately $38.0 million in late February 2010.

In February 2007, we entered into a purchase agreement for up to 25 firm and 20 option Q400 aircraft with Bombardier, Inc.  Under the agreement, we were obligated to purchase a minimum of 15 Q400 regional aircraft, which we satisfied during 2008.  In January 2009, we modified the purchase agreement to exercise our right to purchase the remaining ten firm Q400 aircraft and five of the option Q400 aircraft, which began delivering in the third quarter 2010, and will continue through April 2011.  In December 2010, we exercised one additional option for delivery of a Q400 aircraft in the third quarter of 2011.  During the second half of 2010, we acquired eight of the Q400 aircraft and completed the related financings with EDC at an average rate of 4.5%.  We anticipate taking delivery of seven Q400 aircraft in the first half of 2011 and one aircraft in the third quarter of 2011.

We also secured additional options to acquire 15 Q400 aircraft that would be delivered in 2013.  Upon completion of this amendment, we now have optional rights to acquire a total of 29 Q400 aircraft, 14 of which would deliver late in 2011 and early 2012, and 15 of which would deliver in 2013.

We are required to make pre-delivery payments to Bombardier for the eight firm and one exercised option for the Q400 aircraft that we have on order.  These payments began in January 2009 and will continue through February 2011.  During 2010, we made pre-delivery payments totaling $34.0 million, $28.7 million of which was financed under a pre-delivery payment financing facility provided by EDC.  The interest rate associated with this pre-delivery payment facility is indexed to LIBOR, and was 3.2% as of December 31, 2010.  The outstanding balance of these borrowings as of December 31, 2010 was $19.3 million.  As each aircraft is delivered to us, we repay the associated borrowings.  We anticipate repaying the pre-delivery payment facility in the first and second quarters of 2011.

We have also obtained a commitment from EDC to finance 85% of the purchase price of the remaining eight Q400 aircraft on order upon the delivery of each aircraft.

Although we believe that our liquidity resources are adequate, we anticipate our balance of cash and cash equivalents to decrease considerably through 2011 as we take delivery of the remaining eight Q400 aircraft on order and concurrently repay the related pre-delivery payment financing facility.

Operating activities. Net cash provided by operating activities was $109.4 million during the year ended December 31, 2010.  This is primarily attributable to tax refunds of approximately $42 million received in 2010, and due to $67.4 million in cash generated from our operations.  As mentioned previously, Mesaba generated approximately $23 million in operating cash flow for the year ended December 31, 2010.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (Continued)

Investing activities.  Net cash used in investing activities for the year ended December 31, 2010 was $13.5 million.  This is primarily attributable to $9.9 million in purchases of property and equipment, $5.3 million paid in pre-delivery payments for Q400 aircraft deliveries, and $2.4 million for the acquisition of Mesaba, partially offset by $4.1 million of cash proceeds from the sale of property and equipment and investments.

We expect non-aircraft cash capital expenditures for 2011 to be approximately $10 to $12 million, including cash purchases of aircraft parts.  We expect to fund the non-aircraft capital expenditures with existing cash resources, debt financings related to spare parts purchases, and cash flows generated from our operations.

Net cash provided by investing activities for the year ended December 31, 2009 was $24.2 million.  This was primarily attributable to proceeds received from certain ARS redemptions at par by the issuers, proceeds from sale of our ARS portfolio, and net proceeds from exercises of a portion of the ARS call options, totaling $29.1 million.  In addition, we received net insurance proceeds of $3.6 million.  These amounts were offset by $8.4 million in cash purchases of property and equipment.

Net cash provided by investing activities for the year ended December 31, 2008 was $20.4 million.  This was primarily attributable to net proceeds from the sale of ARS of $53.2 million, offset by $31.9 million in net cash purchases of property and equipment, primarily consisting of flight equipment.

 Financing activities. Net cash used in financing activities for the year ended December 31, 2010 totaled $87.4 million.  This was primarily related to $31.0 million used to repurchase the remaining par amount of our Notes, $65.6 million of principal payments on other debt obligations, including the $10.0 million Bridge Loan, $1.7 million related to payments on capital leases, and $1.2 million related to other financing activities, including $0.3 million in treasury share repurchases associated with management compensation incentive plans.  We received the $10.0 million proceeds of the Bridge Loan in January 2010, and repaid the Bridge Loan in full upon receipt of our federal income tax refund in February 2010.

Net cash used in financing activities for the year ended December 31, 2009 totaled $107.8 million.  This was primarily related to $83.9 million used to repurchase a portion of the Notes, $12.9 million repaid on credit facilities and $34.2 million of principal payments on other debt obligations.  These debt payments were offset by the $24.8 million proceeds received related to the Spare Parts Loan.

Net cash used in financing activities for the year ended December 31, 2008 totaled $6.5 million.  During 2008, we received $101.8 million in debt proceeds, primarily related to the $90.0 million Credit Facility.  This was offset by $84.8 million of principal payments on debt obligations, $20.0 million used to repurchase our Series A Preferred Share from Northwest, and $3.5 million used in other financing activities.

Guarantees and indemnifications.  We had $8.2 million and $3.1 million invested in demand deposit accounts and in other similar instruments at December 31, 2010 and 2009, respectively.  These deposit accounts are used as collateral for standby letter of credit facilities that we maintain for various vendors.  As of December 31, 2010 and 2009, we had $7.8 million and $2.9 million of standby letters of credit outstanding, respectively.

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

Critical Accounting Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the comparability of such reported information over different reporting periods.  The SEC has defined critical accounting estimates as those estimates and assumptions that are material to the preparation of our consolidated financial statements and require management’s subjective and complex judgments necessary to account for highly uncertain matters that may be susceptible to change.

Management has discussed the development of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures presented above relating to them. Our significant accounting policies are summarized in Note 2, Significant Accounting Policies, to our consolidated financial statements for the year ended December 31, 2010, which are included in Item 8 of this Form 10-K.

Revenue Recognition

Nature of Estimates Required:  Passenger and ground handling revenues are recognized when service is provided.  Under our contract and pro-rate flying agreements with our code-share partners, revenue is considered earned when the flight is completed.  Additionally, our operating agreements include the ability to earn incentive revenue.  The calculation of these revenues involves the use of estimates that can be subject to differing analysis of the related operating metrics or interpretation of the related contractual provisions.  In some instances, uncertainty exists as to the party responsible for causing a negative effect on the relevant operating metric.  Our revenues could be affected by several factors, including changes to the code-share agreements, contract modifications resulting from contract renegotiations, and our ability to earn incentive payments contemplated under applicable agreements.  Also, in the event we have a reimbursement dispute with a major partner at a quarterly or annual financial statement date due to matters such as differing interpretations of the underlying operating agreement, we evaluate the dispute under our established revenue recognition criteria and, provided the revenue recognition criteria have been met, we recognize revenue for that period based on our estimate of the resolution of the dispute.  Accordingly, we are required to exercise judgment and use assumptions in the application of our revenue recognition policy.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates (Continued)

Fair Value Measurements

Nature of Estimates Required:  During 2009, we reached an agreement to sell our portfolio of ARS to the financial institution that had originally sold the ARS to us (the “ARS Settlement”).  The ARS Settlement provides that for a period of three years from the date of the ARS Settlement, we have the right to repurchase all or a portion of the ARS at the same discount to par the bank paid to us under the ARS Settlement (the “ARS Call Options”).  We determined the fair value of the ARS Call Options to be $1.9 million and $2.7 million at December 31, 2010 and 2009, respectively.  The ARS Call Options are classified as investments on the Company’s consolidated balance sheets.

As described in Note 7, Investments and Fair Value Measurements, of Item 8 of this Form 10-K, we have categorized the fair value for these assets as Level 3 financial instruments, which are those with little to no observable inputs or market data, which require the reporting entity to develop its own assumptions to use in the determination of fair value.

Assumptions and Approach Used: We determined the fair value of our ARS Call Options utilizing the assistance of a third-party valuation specialist.  For each of our ARS Call Options, a discounted cash flow (“DCF”) analysis was prepared to determine the estimated fair values.  Based on the results of this assessment, we record any change in the fair value of the ARS Call Options as a mark-to-market adjustment in the consolidated statement of operations.

Effect if Different Assumptions Used:  Had we used different DCF assumptions, the value of the ARS Call Options could have been materially different than the recorded value.

Goodwill and Other Long-Lived Assets

Goodwill

Nature of Estimates Required: We perform a goodwill impairment test on an annual basis and, if certain events or circumstances indicate that it is more likely than not that an impairment loss may have been incurred, on an interim basis. The scheduled annual impairment test date for our goodwill is October 1.

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

As of December 31, 2010 and 2009, we had approximately $22.3 million and $18.4 million, respectively, in goodwill.  At October 1, 2010 and 2009, we performed the annual impairment test of our goodwill, which did not result in an impairment charge in either period.  As described in Note 2, Significant Accounting Policies, and Note 15, Impairment and Aircraft Retirement Costs, of Item 8 of this Form 10-K, we recorded an impairment charge of approximately $10.6 million in 2008 for all of the goodwill recognized in the 2007 acquisition of Colgan.  As described in Note 4, Acquisition of Mesaba, in Item 8 of this Form 10-K, we recorded goodwill of approximately $3.9 million related to the acquisition of Mesaba, which is reflected on our consolidated balance sheet as of December 31, 2010.

Assumptions and Approach Used:  Our cash flow estimates are based on our best estimate of future market and operating conditions. Our determination of a reporting unit’s fair value is based upon our perspective of industry trends, market rates, and market transactions.  Other assumptions include the appropriate discount rate, which represents our weighted average cost of capital.  Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of our common stock and declines in our current or projected future net income.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates (Continued)

Effect if Different Assumptions Used: If the results of these evaluations determined that impairment has occurred, an impairment charge could affect earnings by as much as the carrying value.  If the current economic market conditions decline and if there is a prolonged period of weakness in the business environment and airline sector, our businesses may be adversely affected, which could result in future impairment of our goodwill.

Long-lived Assets

Nature of Estimates Required:  Our long-lived assets consist of property and equipment and intangible assets.  Approximately 63% of our total assets are invested in property and equipment, which will continue to increase as we acquire additional aircraft to support our capacity purchase agreement with United.  We capitalize only those costs that meet the definition of capital assets under accounting standards.  Accordingly, repair and maintenance costs that do not extend the useful life of an asset or are not part of the cost of acquiring the asset are expensed as incurred.  The depreciation of our property and equipment over their estimated useful lives and the determination of any salvage values requires management to make judgments about future events.

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

When appropriate, we evaluate our long-lived assets for impairment.  Factors that would indicate potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition, and cash flows associated with the use of the long-lived asset.   The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If the cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value.  When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for the entire group of assets to the carrying value of the same group of assets.  Asset groupings are typically done at the fleet or contract level.  We have not experienced any significant impairment of assets to be held and used. However, from time to time we make decisions to remove certain long-lived assets from service based on projections of reduced capacity needs, and those decisions may result in an impairment charge.  There were no material asset impairment charges recognized in 2010, 2009, or 2008.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates (Continued)

Spare Parts and Supplies

Nature of Estimates Required: Inventories, expendable parts, and maintenance supplies relating to flight equipment are carried at cost and are expensed when the inventory is used.  A fleet retirement reserve is provided over the remaining estimated useful life of the related aircraft equipment, for spare parts expected to be on hand at the date the aircraft are retired from service, plus allowances for spare parts currently identified as obsolete or excess. We will continue to modify these estimates as our fleet ages.  The adequacy of our fleet retirement reserve requires a high degree of judgment.

Assumptions and Approach Used: Our fleet retirement reserve related to inventory is provided over the remaining useful life of the related aircraft, plus allowance for spare parts currently identified as excess.  Part of the calculation for this reserve is based on historical experience.  In addition, we may reserve for additional amounts when we deem parts as excess inventory.

Effect if Different Assumptions Used: As of December 31, 2010, our fleet retirement reserve related to our spare parts and supplies was approximately $6.7 million.  If we increase the reserve by 10%, the impact on pre-tax income is immaterial.

Purchase Accounting Measurements

Nature of Estimates Required: On July 1, 2010, we completed the Acquisition of Mesaba.  We accounted for the Acquisition in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations, whereby the purchase price paid is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Mesaba based on their estimated fair values as of the closing date.  For more information, see Note 4, Acquisition of Mesaba, in Item 8 of this Form 10-K.

Assumptions and Approach Used: The fair value of spare parts, flight equipment, and other equipment was determined using a market-based valuation approach, using observable prices and other relevant information generated by market transactions involving comparable assets.  The fair value of property and buildings, including a leased build-to-suit hangar, was calculated under a replacement cost approach, using inputs from a third party.  The useful lives of these assets were based upon our estimated useful life for each asset.

To value the intangible assets acquired in the Acquisition, we used an income-based approach.  For our customer contract intangibles specifically, we used an excess earnings model, which included significant unobservable inputs, including the projected revenues and expenses under each contract.  We utilized a weighted average cost of capital (“WACC”) as the discount rate in our assumptions under the income approach.   The WACC was based on the rate of return investors would expect to earn on investments with a similar risk profile.

Effect if Different Assumptions Used: Due to the assumptions used by management, we recorded goodwill, intangible assets, and deferred liabilities of approximately $3.9 million, $12.0 million, and $10.2 million, respectively, which are reflected on our consolidated balance sheet as of December 31, 2010.  Any modifications in the assumptions used by management in purchase accounting, which management had completed as of December 31, 2010, could materially alter our consolidated financial statements.

In addition to the estimates discussed above, we have made certain other estimates that, while not involving the same degree of judgment, are important to understanding our consolidated financial statements.  We continually evaluate our accounting policies and the estimates we use to prepare our consolidated financial statements. Our estimates reflect our best judgment after giving consideration to all currently available facts and circumstances. Therefore, actual results may differ significantly from these estimates and may require adjustment in the future, as additional facts become known or as circumstances change.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Since the majority of our contracts are capacity purchase agreements, our exposure to market risks such as commodity price risk (e.g., aircraft fuel prices) is primarily limited to our pro-rate operations, which comprised 15% of our consolidated revenues for year ended December 31, 2010.  With our 2007 acquisition of Colgan and our contracts with Delta and United that include the purchase of aircraft, we are exposed to commodity price and interest rate risks as discussed below.

Commodity Price Risk

Our pro-rate operations include exposure to certain market risks primarily related to aircraft fuel, which recently has been volatile.  Aircraft fuel expense is a significant expense for any air carrier, and even marginal changes in the cost of fuel greatly affect a carrier’s profitability.  Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply.  While our capacity purchase agreements require that fuel be provided to us at no cost, thereby reducing our overall exposure to fuel price fluctuations, our pro-rate code-share agreements with US Airways and United expose us to fuel price risk.  Slightly offsetting our fuel risk, one of our agreements with United provides for an adjustment to the pro-rate revenue we receive from United based on projected changes in fuel prices.  For the projected annualized fuel consumption related to our pro-rate agreements, each ten percent change in the price of aircraft fuel from current levels would result in a change in annual fuel costs of approximately $2.6 million.

To mitigate the financial risk associated with dramatic short-term increases in fuel prices, we utilize a fuel hedging program using out-of-the-money aircraft fuel call options for a portion of our anticipated fuel consumption needs from January through June 2011.  See Note 9, Hedging Activities, in Item 8 of this Form 10-K for more information pertaining to our fuel hedging program.

Interest Rate Risk

 We are exposed to interest rate risk from the time of entering into an aircraft purchase commitment until the delivery of aircraft, at which time we receive permanent, fixed-rate financing for each aircraft.  In January 2009, we entered into a purchase agreement for 15 firm Q400 aircraft with Bombardier, and in December 2010 we increased our firm deliveries for 2011 by one additional aircraft.  Eight Q400 aircraft were delivered during the third and fourth quarter 2010, while the remaining eight Q400 aircraft will deliver during 2011.  Should interest rates rise by 100 basis points before we take delivery, aggregate interest expense in the first year of financing would increase by approximately $1.4 million.

To mitigate the financial risk of significant increases in interest rates prior to the anticipated issuance of fixed-rate debt associated with Q400 aircraft deliveries, we initiated an interest rate hedging program, utilizing out-of-the-money interest rate “Swaptions” (options to enter into pay-fixed interest rate swaps).   See Note 9, Hedging Activities, in Item 8 of this Form 10-K for more information regarding our interest rate hedging program.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pinnacle Airlines Corp.

We have audited the accompanying consolidated balance sheets of Pinnacle Airlines Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Airlines Corp. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pinnacle Airlines Corp.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Memphis, Tennessee
February 28, 2011

Pinnacle Airlines Corp.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008

Operating revenues:
Regional airline services	$1,004,496	$836,249	$855,659
Other	16,271	9,259	9,126
Total operating revenues	1,020,767	845,508	864,785

Operating expenses:
Salaries, wages and benefits	309,791	225,014	219,971
Aircraft rentals	127,987	120,748	128,559
Ground handling services	101,903	93,182	96,359
Aircraft maintenance, materials and repairs	134,305	98,075	93,361
Other rentals and landing fees	81,211	70,777	71,405
Aircraft fuel	26,011	22,110	49,450
Commissions and passenger related expenses	21,830	20,919	27,025
Depreciation and amortization	39,147	35,399	26,518
Other	117,049	76,595	92,982
Impairment and aircraft retirement costs	-	1,980	13,548
Total operating expenses	959,234	764,799	819,178

Operating income	61,533	80,709	45,607

Operating income as a percentage of operating revenues	6.0%	9.5%	5.3%

Nonoperating (expense) income:
Interest expense, net	(40,745)	(42,915)	(37,677)
Investment gain (loss), net	1,776	3,877	(16,800)
Miscellaneous (expense) income, net	(1,681)	567	281
Total nonoperating expense	(40,650)	(38,471)	(54,196)
Income (loss) before income taxes	20,883	42,238	(8,589)
Income tax expense	(8,113)	(382)	(2,408)
Net income (loss)	$12,770	$41,856	$(10,997)

Basic earnings (loss) per share	$0.70	$2.33	$(0.62)

Diluted earnings (loss) per share	$0.69	$2.31	$(0.62)

Shares used in computing basic earnings (loss) per share	18,132	17,969	17,865

Shares used in computing diluted earnings (loss) per share	18,558	18,133	17,865

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$100,084	$91,574
Restricted cash	8,219	3,115
Receivables, net of allowances of $85 in 2010 and $213 in 2009	39,401	34,518
Spare parts and supplies, net of allowances of $6,682 in 2010 and $4,749 in 2009	34,195	19,472
Prepaid expenses and other assets	6,002	3,508
Deferred income taxes, net of allowance	14,832	10,406
Income taxes receivable	1,201	40,803
Total current assets	203,934	203,396
Property and equipment
Flight equipment	971,512	756,815
Aircraft pre-delivery payments	21,641	12,049
Other property and equipment	65,544	48,710
Less accumulated depreciation	(123,559)	(86,501)
Net property and equipment	935,138	731,073

Investments	1,852	2,723
Other assets, primarily insurance receivables	308,487	317,659
Debt issuance costs, net of amortization of $1,198 in 2010 and $5,146 in 2009	4,799	3,561
Goodwill	22,282	18,422
Intangible assets, net of amortization of $8,709 in 2010 and $7,179 in 2009	22,306	12,586
Total assets	$1,498,798	$1,289,420

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$56,414	$36,085
Senior convertible notes	-	30,596
Pre-delivery payment facility	19,337	2,027
Accounts payable	44,389	24,306
Deferred revenue	26,530	24,363
Accrued expenses and other current liabilities	99,670	60,610
Total current liabilities	246,340	177,987
Noncurrent pre-delivery payment facility	-	4,910
Long-term debt, less current maturities	664,290	519,234
Deferred revenue, net of current portion	158,800	177,711
Deferred income taxes, net of allowance	29,328	13,532
Other liabilities	280,547	293,809

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 23,145,908 and 22,786,743 shares issued in 2010 and 2009, respectively	231	228
Treasury stock, at cost, 4,493,327 and 4,450,092 shares in 2010 and 2009, respectively	(68,479)	(68,152)
Additional paid-in capital	124,652	121,513
Accumulated other comprehensive loss	(12,760)	(14,431)
Retained earnings	75,849	63,079
Total stockholders’ equity	119,493	102,237
Total liabilities and stockholders’ equity	$1,498,798	$1,289,420

The accompanying notes are an integral part of these consolidated financial statements.

           Pinnacle Airlines Corp.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain/ (Loss)	Treasury Stock	Total
Balance, December 31, 2007	$224	$116,961	$32,220	$(10,200)	$(68,152)	$71,053
Comprehensive income:
Net loss	-	-	(10,997)	-	-	(10,997)
Cash flow hedges:
Derivative instruments, net of tax of $5,377	-	-	-	(8,445)	-	(8,445)
Reclassification into earnings, net of tax of $814	-	-	-	1,454	-	1,454
Investments in ARS:
Unrealized loss on investments, net of tax of $709	-	-	-	(16,091)	-	(16,091)
Reclassification into earnings, net of tax of $709	-	-	-	16,091	-	16,091
Post-retirement actuarial gain, net of tax of $9	-	-	-	18	-	18
Total comprehensive loss						(17,970)
Restricted stock issuance – 108,962 shares	1	(1)	-	-	-	-
Exercise of stock options	-	49	-	-	-	49
Share-based compensation	-	2,602	-	-	-	2,602
Balance, December 31, 2008	225	119,611	21,223	(17,173)	(68,152)	55,734
Comprehensive income:
Net income	-	-	41,856	-	-	41,856
Post-retirement actuarial loss, net of tax of $99	-	-	-	(152)	-	(152)
Cash flow hedges:
Reclassification into earnings, net of tax $1,702	-	-	-	2,894	-	2,894
Investments in ARS:
Unrealized gain on investments, net of tax of $195	-	-	-	4,403	-	4,403
Reclassification into earnings, net of tax of $195	-	-	-	(4,403)	-	(4,403)
Total comprehensive income						44,598
Restricted stock issuance – 278,336 shares	3	(3)	-	-	-	-
Share-based compensation	-	2,427	-	-	-	2,427
Repurchase of a portion of 3.25% convertible notes, net of tax $337	-	(522)	-	-	-	(522)
Balance, December 31, 2009	228	121,513	63,079	(14,431)	(68,152)	102,237
Comprehensive income:
Net income	-	-	12,770	-	-	12,770
Post-retirement actuarial loss, net of tax of $146	-	-	-	(224)	-	(224)
Cash flow hedges:
Reclassification into earnings, net of tax $1,072	-	-	-	1,895	-	1,895
Total comprehensive income						14,441
Restricted stock issuance – 219,677 shares	2	(2)	-	-	-	-
Exercise of stock options	1	409	-	-	-	410
Share-based compensation	-	2,732	-	-	-	2,732
Treasury share repurchases	-	-	-	-	(327)	(327)
Balance, December 31, 2010	$231	$124,652	$75,849	$(12,760)	$(68,479)	$119,493

The accompanying notes are an integral part of these consolidated financial statements.

     Pinnacle Airlines Corp.
Consolidated Statements of Cash Flows
(in thousands, except share data)
	Years Ended December 31,
	2010	2009	2008
Operating activities
Net income (loss)	$12,770	$41,856	$(10,997)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	45,064	41,121	31,289
Impairment charges	-	-	10,557
Investment (gain) loss	(1,776)	(3,877)	16,800
Interest accretion, net	383	6,447	9,709
Deferred income taxes	10,449	56,340	33,514
Recognition of deferred revenue	(25,659)	(24,422)	(24,696)
Other	8,077	7,587	7,344
Changes in operating assets and liabilities:
Restricted cash	(4,314)	2,302	(90)
Receivables	13,225	(2,899)	(512)
Prepaid expenses and other assets	(8,306)	(667)	4,461
Insurance proceeds	1,582	4,345	2,414
Spare parts and supplies	(6,270)	(3,594)	(2,835)
Income taxes receivable/payable	39,602	(9,687)	(33,493)
Accounts payable and accrued expenses	26,793	(328)	7,813
Change in uncertain income tax positions and related interest	(533)	(19,337)	-
Increase in deferred revenue	414	10,454	6,816
Hedge related payments	(2,099)	-	(29,288)
Cash provided by operating activities	109,402	105,641	28,806

Investing activities
Purchases of property and equipment, net	(9,908)	(8,410)	(31,930)
Proceeds from sales of Beech aircraft	1,450	-	-
Aircraft pre-delivery payments	(5,343)	-	(816)
Acquisition of Mesaba Aviation, Inc., net of cash acquired	(2,374)	-	-
Proceeds from auction rate securities redemptions and sales of investments	2,636	29,058	135,350
Purchases of auction rate securities	-	-	(82,200)
Insurance proceeds related to property and equipment	-	3,576	-
Cash (used in) provided by investing activities	(13,539)	24,224	20,404

Financing activities
Proceeds from debt	12,096	24,761	11,810
Payments on credit facilities	(16,304)	(12,875)	(66,712)
Repurchase of senior convertible notes	(30,979)	(83,870)	-
Payments on debt	(49,266)	(34,191)	(18,127)
Proceeds from line of credit	-	-	90,000
Purchase of Series A Preferred Share	-	-	(20,000)
Other financing activites	(2,900)	(1,585)	(3,497)
Cash used in financing activities	(87,353)	(107,760)	(6,526)
Net increase in cash and cash equivalents	8,510	22,105	42,684
Cash and cash equivalents at beginning of period	91,574	69,469	26,785
Cash and cash equivalents at end of period	$100,084	$91,574	$69,469
Supplemental disclosure of cash flow information
Interest paid	$35,756	$36,873	$24,736
Income tax (refunds) payments, net	$(41,513)	$(30,548)	$4,375
Noncash investing and financing activities
Property and equipment acquired through the issuance of debt	$167,886	$53,105	$466,535
Business combination funded through the issuance of debt	$63,265	$-	$-
Debt retired with insurance proceeds	$-	$15,424	$-
Debt retired with auction rate securities proceeds	$-	$90,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INDEX

1. Description of Business	10. Operating Leases
2. Significant Accounting Policies	11. Accrued Expenses and Other Current Liabilities
3. Code-share Agreements with Partners	12. Share-Based Compensation
4. Acquisition of Mesaba	13. Other Expenses
5. Segment Reporting	14. Income Taxes
6. Earnings (Loss) Per Share	15. Impairment and Aircraft Retirement Costs
7. Investments and Fair Value Measurements	16. Commitments and Contingencies
8. Borrowings and Leasing Arrangements	17. Quarterly Financial Data (Unaudited)
9. Hedging Activities

1.  Description of Business

Pinnacle Airlines Corp. (“the Company”) and its wholly-owned subsidiaries, Pinnacle Airlines, Inc. (“Pinnacle”), Mesaba Aviation, Inc. (“Mesaba”), and Colgan Air, Inc. (“Colgan”), operate the second largest independent regional airline company in the United States.  As of December 31, 2010, Pinnacle, Mesaba, and Colgan offered scheduled passenger service with approximately 1,400 total daily departures to a combined 317 destinations.

All amounts contained in the notes to the consolidated financial statements are presented in thousands, with the exception of years, destinations, departures, per share amounts, and number of aircraft.

In addition to the classes of stock presented on the face of the consolidated balance sheets, the Company’s capital structure includes 1,000 shares of preferred stock, par value $0.01 per share and 5,000 shares of Series common stock, par value $0.01 per share.  No shares are issued from either of these classes of stock.

In October 2008, two of the Company’s major customers, Northwest Airlines Corporation and Delta Air Lines, Inc., merged.  The combined companies are referred to herein as “Delta.” Northwest Airlines Corporation and its subsidiaries as they existed prior to the merger are referred to herein as “Northwest.”  On October 1, 2010, Continental Airlines, Inc. and UAL Corp., parent company of United Airlines, Inc., completed their previously announced merger, creating United Continental Holdings, Inc.  United Continental Holdings, Inc., Continental Airlines, Inc., and United Airlines, Inc. are collectively referred to herein as “United.”  US Airways Group, Inc. and its subsidiaries are collectively referred to as “US Airways.”

Pinnacle operates an all-regional jet fleet and provides regional airline capacity to Delta and its subsidiaries as a Delta Connection carrier at Delta’s hub airports in Atlanta, Detroit, Memphis, New York City (John F. Kennedy), and Minneapolis/St. Paul.  At December 31, 2010, Pinnacle operated 126 Canadair Regional Jet (“CRJ”)-200 aircraft with 650 daily departures to 113 cities in 37 states, the District of Columbia, and three Canadian provinces.  Pinnacle also operated a fleet of 16 CRJ-900 aircraft as a Delta Connection carrier from Delta’s global hub in Atlanta with 78 daily departures to 25 cities in 14 states, Belize, Mexico and Canada.

Mesaba provides regional airline capacity to Delta as a Delta Connection carrier at its hub airports in Atlanta, Detroit, Memphis, Minneapolis/St. Paul, and Salt Lake City under three capacity purchase agreements.  At December 31, 2010, Mesaba operated 41 CRJ-900 aircraft, providing 178 daily departures to 55 cities in 36 states.  In addition, Mesaba operated 19 CRJ-200 aircraft, providing 101 daily departures to 37 cities in 15 states.  Mesaba also operated 26 Saab 340B+ aircraft, providing 125 daily departures to 34 cities in 12 states.

Colgan operates an all-turboprop fleet under revenue pro-rate agreements with United and US Airways, and under a regional airline capacity purchase agreement with United.  Colgan’s operations are focused primarily in the northeastern United States and Texas.  As of December 31, 2010, Colgan had 190 daily departures to 32 destinations in eight states and the District of Columbia within its pro-rate operations.  Colgan operated 24 Saab 340 aircraft as a United Express carrier from United’s hub airports in Houston and Washington-Dulles, and nine Saab 340 aircraft as a US Airways Express carrier, in Boston.  Under a capacity purchase agreement with United, Colgan also operated 22 Bombardier Q400 aircraft as a United Express carrier at United’s hub airport at Newark Liberty International Airport, providing 115 daily departures to 21 cities in 12 states, the District of Columbia, and three Canadian provinces.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

1.  Description of Business (Continued)

As shown in the following table, the Company’s operating aircraft fleet consisted of 202 CRJs and 81 turboprop aircraft at December 31, 2010.

Aircraft Type	Number of Aircraft Leased	Number of Aircraft Owned	Total Aircraft	Standard Seating Configuration
CRJ-200	145	-	145	50
CRJ-900	41	16	57	76
Total regional jets	186	16	202
Q400	-	22	22	74
Saab 340B+	26	-	26	34
Saab 340B	10(1)	23	33	34
Total turboprops	36	45	81
Total aircraft	222	61	283

(1)	Two of the ten leased aircraft were operated under capital leases. For further discussion, refer to Note 10, Operating Leases.

2.  Significant Accounting Policies

(a) Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Pinnacle Airlines Corp. and its wholly-owned subsidiaries, Pinnacle, Mesaba, and Colgan, with the elimination of all intercompany transactions and balances.  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

(b) Revenue Recognition

Passenger revenues and ground handling revenues are recognized in the period the services are provided.  Under the Company’s capacity purchase arrangements with Delta and United, the Company receives a fixed-fee as well as a reimbursement of specified costs with the potential of additional revenue incentives from its partners when the Company’s operational performance exceeds certain metrics.  The reimbursement of specified costs, known as “pass-through costs,” may include aircraft ownership costs, passenger liability and hull insurance, aircraft property taxes, landing fees, and catering.

Under Pinnacle’s CRJ-900 Delta Connection Agreement (“Pinnacle CRJ-900 DCA”), the Company defers certain revenue, primarily related to maintenance.  For example, the Company receives monthly payments based on contractual rates per block hour for heavy maintenance activities not expected to be performed for at least a year.  To the extent that the ultimate maintenance costs incurred are less than amounts collected, the Company will refund to Delta the excess.  Conversely, the Company bears the risk that the maintenance costs incurred exceed the payments generated from the contractual rates.  The Company defers the revenue related to these maintenance deposits, and will recognize the revenue when it performs the underlying maintenance services.  Deferred revenue is included in the Company’s consolidated balance sheets, and also includes revenue related to the sale of the Company’s bankruptcy claim against Northwest, which is described in detail in Note 3, Code-share Agreements with Partners.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (Continued)

Because many of the Company’s expenses are reimbursable expenses, the Company’s major airline partners sometimes negotiate contracts on the Company’s behalf to reduce the reimbursable costs and maximize the economic benefits of an agreement.  For example, during 2008, Delta negotiated an engine maintenance agreement which included maintenance on CRJ-200 aircraft within the fleets of some of its subsidiaries as well as Pinnacle and Mesaba.  In situations where the Company’s major partner negotiates an agreement on the Company’s behalf such that the maintenance vendor is the primary obligor for the completion of the service, the Company’s revenue associated with these agreements is presented at the amounts billed for reimbursement net of the related expense incurred.  Gross billings of $8,809, $8,566, and $11,162 is presented net of expense of $8,105, $7,881, and $10,269 in regional airline services revenue in the Company’s consolidated statement of operations for the years ended December 31, 2010, 2009, and 2008, respectively.  The Company earns margin on this revenue, which is presented gross.  For all other items, and except as described above, all amounts billed for reimbursement under the Company’s capacity purchase agreements are recognized as revenue on a gross basis.

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under the Pinnacle CRJ-900 DCA and Colgan’s Q400 United capacity purchase agreement (“United Q400 CPA”) is rental income, inasmuch as the agreements identify the code-share partner’s “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during 2010, 2009, and 2008 was $69,087, $65,125, and $30,961, respectively, and has been included in regional airline services revenue on the Company’s consolidated statements of operations.

The Company also earns revenue from its pro-rate operating agreements with United and US Airways, and under Essential Air Service (“EAS”) contracts with the Department of Transportation (“DOT”).  Regional airline service revenues are recognized when flights are completed.  Tickets are sold and processed by the partner airlines.  Amounts due to the Company for completed flights and incentive compensation are settled on a monthly basis.  Passenger tickets typically include segments flown by the Company and segments flown by the partner airlines.  Passenger revenues are based on a pro-rated share of ticket prices earned by the Company for the passengers transported.  The Company earns additional compensation based on the achievement of certain performance metrics.  Revenue earned by the Company under its EAS contracts with the DOT is recognized based on actual flights completed to and from selected smaller cities and communities and is based on pre-determined contractual rates.  In addition, one of the Company’s pro-rate operating agreements with United includes a guarantee fee provision whereby a payment is either made by or to the Company to the extent that scheduled block hours for any given month are higher or lower than the guaranteed block hours.  For a discussion of the Company’s code-share agreements, refer to Note 3, Code-share Agreements with Partners.

(c) Aircraft Maintenance and Repair Costs

Aircraft maintenance and repairs, including planned major maintenance activities, are expensed as incurred because maintenance activities do not represent separately identifiable assets or property units in and of themselves.  Rather, they serve only to restore assets to their original operating condition.  Maintenance and repairs incurred under power-by-the-hour maintenance contracts are accrued and expensed when a contractual obligation exists, generally on a per flight hour basis.  For certain leased aircraft, the Company is subject to aircraft lease return provisions that require a minimum portion of an engine overhaul based on the life of the engine at the lease return date.

(d) Capitalized Interest

The Company capitalizes interest on assets that require a period of time to acquire the asset and prepare them for their intended use.  The Company is currently capitalizing interest, as part of the asset’s cost, on its aircraft pre-delivery payments.  For the years ended December 31, 2010, 2009 and 2008, the Company recorded gross interest expense of $42,499, $45,399, and $46,539, respectively, of which $1,688, $537, and $1,992, respectively, was capitalized.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (Continued)

(e) Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash and have initial maturities of three months or less.

Restricted cash consists of demand deposit accounts and other similar instruments with various maturity dates, all less than one year, and are used as collateral for standby letter of credit facilities that the Company maintains for various vendors.  As of December 31, 2010 and 2009, the Company had restricted cash of $8,219 and $3,115, respectively.

 (f) Financial Instruments

Fair values of receivables and accounts payable approximate their carrying amounts due to the short period of time to maturity.

The Company invests excess cash balances into U.S. treasury securities and money market mutual funds investing in U.S. Treasury securities.  In addition, the Company invests a portion of its excess cash in overnight repurchase agreements collateralized by U.S. agency securities at the end of each business day.  The agreements represent an unconditional obligation of banks to repay principal and repurchase securities on the next business day. The overnight investment balance was $0 and $11,559 at December 31, 2010 and 2009, respectively, and is included in cash and cash equivalents on the Company’s consolidated balance sheets.

                The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business.  Although the letters of credit are off-balance sheet, the majority of obligations to which they relate are reflected as liabilities in the consolidated balance sheet.  Outstanding letters of credit totaled $7,761 and $2,856 at December 31, 2010 and 2009, respectively.

(g) Accounts Receivable and Related Reserve

The Company periodically evaluates and makes estimates of the collectability of its accounts receivable.  Generally, the reserve for bad debt is determined using the specific identification method.  The Company exercises judgment in assessing the realization of such receivables, and the Company’s policy is to continuously review the age and quality of its accounts receivable as one element of determining the approximate amount of revenue.  In accordance with this policy, the receivable reserve was $85 and $213 as of December 31, 2010 and 2009, respectively.

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (Continued)

(i) Property and Equipment

Property and equipment, consisting primarily of aircraft, aircraft rotable spare parts and other property, are stated at cost, net of accumulated depreciation.  Expenditures for major renewals, modifications and improvements that extend the useful life of the asset are capitalized.  Property and equipment are depreciated to estimated residual values using the straight-line method over the estimated useful lives of the assets.  Depreciation of owned aircraft and aircraft rotable spares is determined by allocating the cost, net of estimated residual value, over the asset’s estimated useful life.  Depreciation of equipment related to leased aircraft is determined by allocating the cost, net of estimated residual value, over the shorter of the asset’s useful life or the remaining lease terms of related aircraft.  Modifications that significantly enhance the operating performance and/or extend the useful lives of property and equipment are capitalized and amortized over the lesser of the remaining life of the asset or the lease term, as applicable.

The depreciation of property and equipment over their estimated useful lives, and the determination of any salvage values, requires management to make judgments about future events.  Because the Company utilizes many of its assets over relatively long periods, periodic evaluations are performed to determine whether adjustments to the estimated service lives or salvage values are necessary to ensure these estimates properly match the economic use of the asset.  This evaluation may result in changes in the estimated lives and residual values used to depreciate the aircraft and other equipment. These estimates affect the amount of depreciation expense recognized in a period and, ultimately, any gain or loss on the disposal of the asset.  Property and equipment under capital leases are recorded at the lower of the present value of the future minimum lease payments or the fair value of the asset at the inception of the lease.

Estimated useful lives and residual values for the Company’s property and equipment are as follows:

	Depreciable Life	Residual Value
Owned Aircraft
Regional jets	25 years	10%
Turboprops	15-25 years	8 - 10%
Aircraft rotables
Regional jets	25 years(1)	10 - 40%
Turboprops	15-25 years(1)	5 - 10%
Aircraft simulators	7.5 – 22.5 years	10 – 45%
Ground service equipment	10 years	0%
Shop equipment	10 years	0%
Office equipment	10 years	0%
Software and computer equipment	3-7 years	0%
Leasehold improvements	2-18.5 years	0%
Vehicles	5 years	0%

(1)	Depreciation is determined by allocating the cost, net of estimated residual value, over the shorter of the asset’s useful life or the remaining lease terms of related aircraft, as applicable.

(j) Long-Lived and Intangible Assets

The Company evaluates whether there has been an impairment of its long-lived and intangible assets when indicators of impairment exist.  Impairment exists when the carrying amount of a long-lived or intangible asset is not recoverable (undiscounted cash flows are less than the asset’s carrying value) and exceeds its fair value. If it is determined that an impairment exists, the carrying value of the long-lived asset is reduced to its fair value.  When considering whether or not impairment of long-lived assets exists, the Company groups similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compares the undiscounted cash flows for the entire group of assets to the carrying value of the same group of assets.  Asset groupings are typically done at the fleet or contract level.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (Continued)

The following is a summary of the Company’s intangible assets:

	Gross Carrying Amount as of December 31, 2010	Accumulated Amortization as of December 31, 2010	Carrying Value as of December 31, 2010	Amortization Recognized during 2010	Estimated Annual Amortization for 2011 - 2015
Contractual rights	$15,115	$(6,694)	$8,421	$1,203	$1,203
Customer contracts	11,500	(237)	11,263	237	1,158
Non-compete agreement	500	(250)	250	250	250	(1)
Code-share agreements	3,900	(1,528)	2,372	390	390
Total	$31,015	$(8,709)	$22,306	$2,080	$3,001

(1)	The non-compete agreement will be amortized through June 30, 2011.

(k) Fair Value Measurements

The Company’s investments are required to be measured at fair value on a recurring basis.  A fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, accounting guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

At December 31, 2010 and 2009, the Company’s investment balance included options to repurchase ARS that it received as part of an ARS Settlement (the “ARS Call Options”).  The ARS Call Options are reported at fair value, which is determined using a discounted cash flow model that assesses the likelihood that the underlying ARS may be redeemed at par or sold through a successful auction or in a secondary market prior to the end of the option term. At December 31, 2010 and 2009, the fair value of the ARS Call Options was $1,852 and $2,723, respectively.

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

For further discussion, see Note 7, Investments and Fair Value Measurements, and Note 9, Hedging Activities.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (Continued)

(l) Goodwill

Goodwill represents the excess of the purchase price over the fair value of acquired net assets.  Goodwill in the amount of $22,449 was recorded in connection with Northwest’s acquisition of the Company in 1997.  In connection with the 2007 acquisition of Colgan, goodwill in the amount of $9,785 was recorded, all of which became impaired and was expensed during 2008.  For additional information, see Note 15, Impairment and Aircraft Return Costs.  In 2010, goodwill in the amount of $3,860 was recorded as a result of the acquisition of Mesaba.  As of December 31, 2010, the Company had finalized the purchase accounting of the Mesaba acquisition, which is discussed in Note 4, Acquisition of Mesaba.

Goodwill is reviewed at least annually for impairment by comparing the fair value of each of the Company’s reporting units with its carrying value.  The Company’s three reporting units are Pinnacle, Mesaba, and Colgan.  Fair value is determined using a discounted cash flow methodology and a market approach and includes management’s assumptions on revenue growth rates, operating margins, discount rates, and expected capital expenditures.  The Company performs its impairment test of each reporting unit’s goodwill on an annual basis at October 1 and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis as well.  The Company determined that its goodwill was not impaired as of December 31, 2010 and 2009.

(m) Employee Health-Care Related Benefits and Accruals

The Company is self-insured for the majority of group health insurance costs, subject to specific retention levels. Liabilities associated with the risks that are retained by the Company are not discounted.  The Company records a liability for health insurance claims based on its estimate of claims that have been incurred but are not yet reported to the Company by its plan administrator.  These estimates are largely based on historical claims experience and severity factors.  The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.  Additionally, the Company offers Pinnacle’s pilots limited post-retirement health care benefits, which are accrued over the service periods.

(n) Defined Contribution Plans and Other Post-retirement Benefits

401(k) Plans

The Company maintains four 401(k) plans covering substantially all of its employees. Each year, participants may contribute a portion of their pre-tax annual compensation, subject to Internal Revenue Code limitations. The Company’s 401(k) plans also contain profit sharing provisions allowing the Company to make discretionary contributions for the benefit of all plan participants.  The Company made the following matching contributions:

	Years Ending December 31,
	2010	2009	2008
401(k) matching contributions	$4,885	$1,331	$2,865
Discretionary contributions	-	-	-

Retired Pilots’ Insurance Benefit Plan

The Company’s Pinnacle subsidiary provides its pilots with health and dental insurance benefits from their retirement age of 60 until they are eligible for Medicare coverage at age 65.  The Company is self-insured for these costs.  The estimated future net benefit payments are immaterial to the Company’s financial results and cash flows.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

2.  Significant Accounting Policies (Continued)

(o) Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and evaluated regularly by the company’s chief operating decision maker when deciding how to allocate resources and in assessing performance.   The Company’s three operating segments consist of its three subsidiaries, Pinnacle, Mesaba, and Colgan.  Information pertaining to the Company’s reportable segments is presented in Note 5, Segment Reporting.

(p) Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent liabilities.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules applicable for the estimate, which is typically in the period when the new information becomes available to management.

(q) New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update (“ASU”)  No. 2010-06, Improving Disclosures about Fair Value Measurements, an amendment to FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures.  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, (ii) disclose separately the reasons for any transfers in and out of Level 3, and (iii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 (calendar year 2010), with the exception of disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 (calendar year 2011).  The Company adopted this guidance beginning with the interim period ended March 31, 2010.  See Note 7, Investments and Fair Value Measurements.

 In September 2009, the FASB ratified ASU No. 2009-13 (formerly referred to as Emerging Issues Task Force Issue No. 08-1), Revenue Arrangements with Multiple Deliverables.  ASU No. 2009-13 will update FASB ASC Topic 605, Revenue Recognition, and will change the accounting for certain revenue arrangements.  The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals.  Additionally, ASU No. 2009-13 requires enhanced disclosures in financial statements and is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 (calendar year 2011) on a prospective basis, with early application permitted. The Company is currently evaluating the impact ASU No. 2009-13 will have on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, which amends FASB ASC Topic 860, Transfers and Servicing.  This guidance requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year beginning after November 15, 2009 (calendar year 2010). The Company adopted this guidance on January 1, 2010.  The application of the requirements of this guidance did not have a material effect on the accompanying consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

3.  Code-share Agreements with Partners

The Company’s operating contracts fall under two categories: capacity purchase agreements and revenue pro-rate agreements.  The Company’s pro-rate agreements are primarily modified pro-rate agreements, as they are designed to provide a level of financial support from partners beyond the pro-rated passenger revenue received under a traditional pro-rate agreement.

The following is a summary of the percentage of regional airline services revenue attributable to each contract type and code-share partner for the year ended December 31, 2010.

	Percentage of Regional Airline Service Revenue
		Pro-Rate Agreements
Source of Revenue	Capacity Purchase Agreements	Standard	Modified	Total
Delta	77%	-	-	77%
United	8%	-	10%	18%
US Airways	-	3%	-	3%
Essential Air Service	-	-	2%	2%
Total	85%	3%	12%	100%

Capacity Purchase Agreements

Under capacity purchase agreements (“CPAs”), major airline partners purchase the Company’s flying capacity by paying pre-determined rates for specified flying, regardless of the number of passengers on board or the amount of revenue collected from passengers.  These arrangements typically include incentive payments when the Company meets certain operational performance measures.  Additionally, certain operating costs such as fuel, aircraft rent or ownership costs, aviation insurance premiums, certain ground handling and airport related costs, and property taxes are reimbursed or paid for directly by the partner, which eliminates the Company’s risk associated with a change in the price of these goods or services.  The Company earns additional revenue for costs reimbursed by the partner due to the contractual margin or mark-up payments added to the reimbursed cost when the Company invoices its partner for reimbursement.  Conversely, while the Company bears no risk of price fluctuations for costs paid directly by the partner, the Company also earns no additional revenue related to the contractual margin added to reimbursed costs.

The Company provides regional airline capacity to Delta and United under the following CPAs:

CRJ-200 ASA.  The Company, through its Pinnacle and Mesaba subsidiaries, provides regional jet service to Delta under an Amended and Restated Airline Services Agreement (the “CRJ-200 ASA”) that was amended on July 1, 2010 to include Mesaba’s 19 CRJ-200 aircraft.  At the end of its term in 2017, the CRJ-200 ASA automatically extends for additional five-year periods unless Delta provides notice to the Company two years prior to the termination date that it does not plan to extend the term.  The Company subleases its 145 CRJ-200 aircraft from Delta, and Delta reimburses the Company’s CRJ-200 aircraft rental expense in full under the terms of the CRJ-200 ASA.

Pinnacle CRJ-900 DCA.  On April 27, 2007, the Company entered into a ten-year CPA with Delta under which Pinnacle operates 16 CRJ-900 aircraft, each for ten years, as a Delta Connection Carrier.  Delta also has the option to add an additional seven CRJ-900 aircraft under the Pinnacle CRJ-900 DCA.  As of December 31, 2010, Pinnacle operated 16 CRJ-900 aircraft under the Pinnacle CRJ-900 DCA.

Mesaba CRJ-900 DCA.  On July, 1, 2010, the Company entered into a 12-year CPA with Delta under which Mesaba operates 41 CRJ-900 aircraft as a Delta Connection Carrier (the “Mesaba CRJ-900 DCA”) through June 30, 2022.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

3.  Code-share Agreements with Partners (Continued)

Saab DCA. Mesaba provides turboprop service to Delta as a Delta Connection Carrier and operated 26 Saab 340B+ aircraft as of December 31, 2010 (the “Mesaba CRJ-900 DCA”).  Delta will progressively retire Mesaba’s fleet of Saab 340B+ aircraft during 2011.  Mesaba’s Saab operations will not extend beyond June 2012.  As the aircraft exit service, they will be returned to Delta on an “as is” basis.

United Q400 CPA.  On February 2, 2007, the Company entered into a CPA under which Colgan operates Q400 regional aircraft predominantly out of United’s hub at Newark/Liberty International Airport.  As of December 31, 2010, Colgan operated 22 Q400 under the United Q400 CPA.  Each aircraft will be operated for a term of ten years from the date each aircraft was placed into service.  The Company will take delivery of and place into service eight additional Q400 aircraft during 2011.

Under its CPAs, the Company receives the following payments from the major airline:

Reimbursement payments:  The Company receives monthly reimbursements for certain expenses associated with CPA operations.  These vary by contract, but typically include: basic aircraft and engine rentals; aviation liability, war risk, and hull insurance; third-party deicing services; third-party engine and airframe maintenance; hub and maintenance facility rentals; passenger security costs; certain ground handling expenses; certain landing fees; and property taxes.

The Company has no direct financial risk associated with cost fluctuations for these items because the Company is reimbursed by the major airline for the actual expenses incurred.  Under the terms of the CPAs, the major airline partner provides certain supplies and services such as fuel and aircraft rent and ownership costs at no charge.  As a result, these items are not recorded in the Company’s consolidated statements of operations.

Payments based on pre-set rates:  Under CPAs, the Company is entitled to receive payments for each completed block hour and departure and a monthly fixed cost payment based on the size of its fleet.  These payments are designed to cover all of the Company’s expenses incurred with respect to CPA operations that are not covered by the reimbursement payments.  The substantial majority of these expenses relate to labor costs, ground handling costs in cities where the partner does not have ground handling operations, overhead, and depreciation.

In connection with the acquisition of Mesaba, the Company modified its existing capacity purchase agreements with Delta to provide for a rate adjustment that will be effective upon the earlier of the date that the Company implements a combined collective bargaining agreement covering both Pinnacle’s and Mesaba’s pilots, or the date that the jet operations of Pinnacle and Mesaba are combined under a single operating certificate (the “Adjustment Trigger Date”).  This rate adjustment is designed to increase Pinnacle’s rates commensurate with the increase in pilot labor costs related to Pinnacle’s Delta operations.  The rate adjustment will be calculated and agreed to by the Company and Delta 12 months after the Adjustment Trigger Date.  At that time, the Company will receive a one-time retroactive adjustment related to the prior 12 months for the increase in its pilot costs, inclusive of training and displacement related to the merging of Pinnacle’s and Mesaba’s pilot groups.  In addition, the Company will receive a prospective adjustment payable for future periods such that its rates pertaining to pilot costs will be approximately equivalent to its actual pilot costs at the time of the rate adjustment.

In addition, the rate-based payments the Company receives under its CRJ-200 ASA and its Mesaba CRJ-900 DCA will be adjusted at the beginning of 2013 when a negotiated rate reset will occur.  This rate reset is designed to adjust the Company’s rate based compensation under the CRJ-200 ASA and the Mesaba CRJ-900 DCA to equal its actual and projected costs (excluding pilot-related costs) under those CPAs at that time.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

3.  Code-share Agreements with Partners (Continued)

Margins, mark-up and incentive payments:  The Company receives monthly margin or mark-up payments from Delta related to the CRJ-200 ASA, Pinnacle CRJ-900 DCA, Mesaba CRJ-900 DCA, and Saab DCA.  For example, the monthly margin payment for the Company’s CRJ-200 ASA is calculated based on a target operating margin of 8% on qualifying expenses.  The portion of any margin payments attributable to reimbursement payments will always be equal to the targeted operating margin for the relevant period.  However, since the margin pre-set rate payments are not based on the actual expenses incurred, if actual expenses differ from these payments, the actual operating margin on CRJ-200 operations could differ from the target operating margin.  Under the Pinnacle CRJ-900 DCA, Mesaba CRJ-900 DCA, and Saab DCA, Pinnacle and Mesaba receive monthly mark-up payments calculated as a percentage of certain expenses.  In addition, Pinnacle and Mesaba are eligible for certain incentive payments based upon operating performance.   Colgan is eligible for certain incentive payments under the United Q400 CPA, which are based upon its operating performance.

Deferred revenue:  After Northwest’s 2005 bankruptcy, the Company and Northwest entered into an Assumption and Claims Resolution Agreement (the “Assumption Agreement”) on December 15, 2006.  Under the Assumption Agreement, Northwest and the Company agreed that the Company would receive an allowed unsecured claim against Northwest in its bankruptcy proceedings as a result of the renegotiation of the CRJ-200 ASA.  The Company is recognizing $253,042, the fair value of its stipulated unsecured claim, over the 11-year term of the CRJ-200 ASA.  The Company expects to recognize non-cash CRJ-200 ASA-related revenue of $23,199 per year in the years 2011 – 2017.

Under the Pinnacle CRJ-900 DCA, the Company defers certain revenue primarily related to maintenance.  For example, the Company receives monthly payments based on contractual rates per departure and block hour for heavy maintenance activities not expected for at least a year.  To the extent that the ultimate maintenance costs incurred are less than amounts collected, the Company will refund to Delta the excess.  Conversely, the Company bears the risk that the maintenance costs incurred exceed the payments generated from the contractual rates.  The Company defers the revenue related to these maintenance deposits, and will recognize the revenue when it performs the underlying maintenance services.

As discussed in Note 4, Acquisition of Mesaba, $5,000 was recorded as deferred revenue as a result of the agreements reached in conjunction with the acquisition of Mesaba.  The Company is recognizing this deferred revenue over 12 years.  In addition, the Company recorded a deferred credit of $3,500 related to the fair value of the Saab DCA, which is being recognized as increases to revenue through December 31, 2011.

The following table includes the deferred revenue components of the Company’s various CPAs with Delta:

	Balance at January 1, 2008	Additions During 2008	Amount Recognized in 2008	Additions During 2009	Amount Recognized in 2009	Additions During 2010	Amount Recognized in 2010	Balance at December 31, 2010
CRJ-200 ASA related	$232,894	$-	$(24,099)	$-	$(23,200)	$-	$(23,200)	$162,395
Pinnacle CRJ-900 DCA related	1,028	6,816	(597)	10,454	(1,222)	1,579	(1,670)	16,388
Mesaba CRJ-900 DCA related	-	-	-	-	-	5,000	(208)	4,792
Saab DCA related	-	-	-	-	-	3,500	(1,745)	1,755
Total	$233,922	$6,816	$(24,696)	$10,454	$(24,422)	$10,079	$(26,823)	$185,330

Settlement of Disputes with Code-share Partner.  On July 1, 2010, the Company and Delta reached agreement over a number of significant disputes, primarily related to the Company’s CRJ-200 ASA, that had arisen since 2007 and that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

3.  Code-share Agreements with Partners (Continued)

One disputed item related to a one-time adjustment to the Company’s block hour, cycle, and fixed payment rates under the CRJ-200 ASA that was to become effective January 1, 2006.  Delta had asserted that the adjustment should have resulted in a significant decrease in the rates under the CRJ-200 ASA, of as much as $3,000 annually, with a cumulative adjustment of as much as $11,000 from 2006 through June 30, 2010.  The Company had asserted that the adjustment would have resulted in an increase in the CRJ-200 ASA rates of as much as $3,000 to $5,000 annually.  On July 1, 2010, the parties agreed to release each other from any claims related to this one-time adjustment, and the rates then in effect under the CRJ-200 ASA were not adjusted.

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
The 2010 amendment to the CRJ-200 ASA included a provision to establish this rate reduction through the 2013 rate reset.  The Company agreed to reduce fixed rates charged to Delta by $2,000 for 2010, $2,500 for 2011, and $2,500 for 2012.

The Company and Delta also finalized a number of other matters under the CRJ-200 ASA upon which the parties previously had agreed verbally, including the resolution of a dispute related to aircraft paint reimbursements and adjustments to remove landing fees and air navigation fees from the Company’s fixed rates and convert these expenses into fully reimbursed costs.  None of these items had a material impact on the Company’s results of operations for the year ended December 31, 2010.  For discussion regarding the settlement of aviation insurance premium dispute between the Company and Delta, see Note 4, Acquisition of Mesaba.

Concentration of credit risk:  As of December 31, 2010, amounts owed from Delta represented 86%, or approximately $34,033, of the Company’s accounts receivable balance, which is uncollateralized.

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

3.  Code-share Agreements with Partners (Continued)

United Air Lines

As of December 31, 2010, the Company, through its Colgan subsidiary, operated 13 Saab 340 aircraft based in Houston, Texas under a pro-rate agreement with United (the “United Houston Agreement”).  Colgan entered into the United Houston Agreement in January 2005 for a term of five years.  In addition to receiving pro-rated passenger revenue as described above under “Revenue Pro-rate Agreements,” the Company receives an incentive payment for each passenger connecting onto or from a United flight in Houston.  These incentive payments adjust every January 1 and July 1 for anticipated changes in the cost of fuel and changes in certain station-related costs over the subsequent six-month period.   Since the end of the five-year term in 2010, the Company continues to operate under the United Houston Agreement on a month to month basis and is currently in discussions with United about extending this agreement beyond its initial five year term.

As of December 31, 2010, the Company, through its Colgan subsidiary, operated 11 Saab 340 aircraft based at Washington-Dulles airport under a code-share agreement with United (the “United Dulles Agreement”), which expires on December 31, 2011.  In addition to receiving pro-rated passenger revenue as described above under “Revenue Pro-rate Agreements,” United pays the Company a set passenger connect incentive fee for certain of the markets that Colgan operates under the United Express Agreement.  The passenger connect incentive may only be adjusted during the three-year term by mutual consent of the parties.  The Company does have the right, however, to cease serving these markets to the extent that its operations are not profitable.

US Airways

As of December 31, 2010, the Company, through its Colgan subsidiary, operated nine Saab 340 aircraft under a pro-rate agreement with US Airways (the “US Airways Agreement”).  In 1999, Colgan entered into the US Airways Agreement to provide passenger service and cargo service under the name “US Airways Express.” The current US Airways Agreement became effective on October 1, 2005 under terms similar to the 1999 agreement and had an initial three-year term that automatically extends for 120 day periods unless either party gives notice to the other to terminate.  The Company and US Airways amended the US Airways Agreement in January 2011 to add service at New York LaGuardia with seven aircraft to be flown by Mesaba.  Operation of this expanded service will commence in the second quarter of 2011.

Essential Air Service

In addition to the code-share agreements described above, the Company, through Colgan’s pro-rate networks, operates under agreements with the DOT to provide subsidized air service to ten communities as of December 31, 2010 as part of the Essential Air Service program.  Colgan operates in three of these markets under its US Airways Agreement, six markets under its United Dulles Agreement, and one market under its United Houston Agreement.

4.  Acquisition of Mesaba

On July 1, 2010, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Delta and Mesaba pursuant to which the Company purchased all of the issued and outstanding common stock of Mesaba from Delta (the “Acquisition”). The consolidated financial statements reported herein contain Mesaba’s operating results since the Acquisition date.

The Company is accounting for the Acquisition in accordance with FASB ASC Topic 805, Business Combinations, whereby the purchase price paid is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Mesaba based on their estimated fair values as of the Acquisition date.   In the fourth quarter of 2010, the Company finalized the process of obtaining information to evaluate the acquisition-date fair value of the consideration transferred to Delta, the assets acquired, and the liabilities assumed.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

4.  Acquisition of Mesaba (Continued)

The total acquisition-date fair value of consideration transferred to Delta was $75,013.  This amount is comprised of: 1) a promissory note payable to Delta of $63,265, which is secured by all of the capital stock and certain equipment of Mesaba, pursuant to a security and pledge agreement (the “Promissory Note”); 2) a $5,000 payment to Delta; and 3) $6,748 representing the cancellation of amounts owed to the Company by Delta relating to the reimbursement of past aviation insurance premiums.  The Promissory Note has an interest rate of 12.5%, with the principal payable in equal quarterly installments of $3,163 beginning on October 15, 2010 and a final maturity date of July 15, 2015.  Payments under the Promissory Note may be made by deductions from amounts due to the Company under all of the Company’s operating agreements with Delta.  The Promissory Note with Delta contains cross-default provisions for all of the Company’s operating agreements with Delta.  These cross-default provisions are not effective until July 1, 2011.  The Promissory Note also contains customary covenants and representations, including a covenant to maintain a minimum amount of cash and cash equivalents at the end of each month, and restrictions related to the payment of dividends and repurchase of stock.

During the second half of 2009, Delta began disputing its obligation to fully reimburse Pinnacle for its aviation insurance premiums under both the CRJ-200 ASA and the Pinnacle CRJ-900 DCA.  In connection with the Acquisition, the Company and Delta signed an agreement whereby, beginning July 1, 2010, all amounts pertaining to aviation insurance premiums under the CRJ-200 ASA and the Pinnacle CRJ-900 DCA will be reimbursed in full.  The cumulative reimbursement shortfall of $6,748 from July 1, 2009 through June 30, 2010 was resolved in conjunction with the Acquisition.  As this amount was realized in connection with entering into new and amended long-term revenue contracts with Delta, $5,000, which is the amount in excess of the $1,748 receivable previously recorded by Pinnacle, will be deferred and recognized as revenue over 12 years, which is the life of the Mesaba contractual cash flows.

The following table represents the allocation of the total consideration of $75,013 to tangible and intangible assets acquired and liabilities assumed:

Purchase Price Allocation
Current assets, including cash of $2,626	$36,284
Property and equipment	61,994
Intangible assets	12,000
Goodwill	3,860
Total assets acquired	114,138
Less: Current liabilities	(32,925)
Other liabilities	(6,200)
Assets acquired less liabilities assumed	$75,013

The difference between the purchase price and the fair value of Mesaba’s tangible and intangible assets acquired and liabilities assumed was recorded as goodwill.  The $3,860 in goodwill has been fully allocated to Mesaba, which is presented as a new operating segment of the Company in Note 5, Segment Reporting.  The Company attributes this goodwill to the opportunity to expand its regional airline services and its relationship with Delta as well as the synergies that will be created by operating similar fleet types out of overlapping hub locations.  The entire goodwill balance from the Acquisition will be deductible for tax purposes. During the three months ended December 31, 2010, the Company recorded certain purchase accounting adjustments during the measurement period, resulting in a $3,057 reduction to goodwill.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

4.  Acquisition of Mesaba (Continued)

The following table summarizes the identifiable intangible assets acquired in the Acquisition:

	Gross Carrying Amount	Accumulated Amortization at December 31, 2010	Weighted Average Amortization Period (in years)

Non-compete agreement(1)	$500	$250	1.0
CRJ-200 ASA(2)	4,000	133	7.5
CRJ-900 DCA(3)	7,500	104	12.0
Total	$12,000	$487	10.0

(1)	The non-compete agreement will be amortized on a straight-line basis into operating expenses from July 1, 2010 through June 30, 2011.
(2)	The CRJ-200 ASA customer contract will be amortized on a straight-line basis as decreases to revenue from July 1, 2010 through December 31, 2017.
(3)	The Mesaba CRJ-900 DCA customer contract will be amortized on a straight-line basis as decreases to revenue from July 1, 2010 through June 30, 2022.

The Company also recognized a deferred credit of $3,500 related to the fair value of the Saab DCA, which will be amortized as increases to revenue based on aircraft utilization days throughout the life of the contract.  The Saab DCA terminates no later than June 30, 2012.  For the year ended December 31, 2010, the Company amortized $1,745 into revenue, which also represents the accumulated amortization balance at December 31, 2010.

The estimated net amortization on the amortizable intangibles, including the deferred credit for the Saab DCA contract, for each of the five succeeding fiscal years and thereafter is presented in the table below:

(Increase) / Decrease to Operating Income
2011	$(5)
2012	1,158
2013	1,158
2014	1,158
2015	1,158
Thereafter, through 2022	5,131
Total future net amortization	$9,758

The Company has included in our consolidated statement of operations for year ended December 31, 2010 operating revenues from Mesaba of $141,382 and operating income of $6,847 for the period from July 1, 2010 to December 31, 2010.  During the year ended December 31, 2010, the Company incurred transaction costs of $1,486 related to the Acquisition.  These costs have been recognized in operating expense within the consolidated statement of operations.

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

4.  Acquisition of Mesaba (Continued)

	Years Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)

Operating revenues from continuing operations	$1,152,114	$1,126,689
Income from continuing operations before income taxes	22,198	41,162
Income from continuing operations after income taxes	13,411	41,256
Income from discontinued operations, net of tax(1)	-	4,864
Net income	13,411	46,120

Diluted earnings per share:
Income from continuing operations after income taxes	$0.72	$2.27
Income from discontinued operations, net of tax(1)	$-	$0.27
Net income	$0.72	$2.54

(1)
During the year ended December 31, 2009, Mesaba generated additional income by providing ground handling services to various third parties, most of which were related parties.  This line of business, which typically generated high margins, ended in September 2009 and has been classified as a discontinued operation for the year ended December 31, 2009.

In connection with the Acquisition, the Company and Delta entered into an amendment and restatement of the Company’s CRJ-200 ASA, under which it operated 126 CRJ-200 aircraft as a Delta Connection carrier, to add the operation of Mesaba’s fleet of CRJ-200 aircraft to the agreement.  The Company and Delta also entered into an amendment of the Pinnacle CRJ-900 DCA, under which it operates 16 CRJ-900 aircraft as a Delta Connection carrier, primarily to conform certain operating performance metrics with new standards established by the Company and Delta related to the combined fleet of Pinnacle’s and Mesaba’s CRJ-900 aircraft.  The Company and Delta also entered into the Mesaba CRJ-900 DCA, regarding the operation of Mesaba’s 41 CRJ-900 aircraft for Delta, and the Saab DCA, which pertains to the operation of Mesaba’s SAAB 340B+ aircraft for Delta.  The Mesaba CRJ-900 DCA terminates Junes 30, 2022.  The Saab DCA, which is structured for the wind-down of Mesaba’s Saab operations, terminates no later than June 30, 2012.

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

5.  Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.

The Company’s three operating segments consist of its three subsidiaries, Pinnacle, Mesaba, and Colgan.  Mesaba is a new operating segment resulting from the Acquisition discussed in Note 4, Acquisition of Mesaba.  Corporate overhead expenses incurred by Pinnacle Airlines Corp. are allocated to the operating expenses of each subsidiary.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

5.  Segment Reporting (Continued)

The following represents the Company’s segment data for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31, 2010
	Pinnacle	Mesaba	Colgan	Unallocated	Consolidated

Operating revenues	$648,041	$141,382	$231,344	-	$1,020,767
Depreciation and amortization	20,544	2,676	15,927	-	39,147
Operating income	49,479	6,847	5,207	-	61,533
Deferred tax asset (liability)	12,480	(944)	(26,652)	620	(14,496)
Identifiable intangible assets, other than goodwill	8,421	11,512	2,373	-	22,306
Goodwill	18,422	3,860	-	-	22,282
Total assets	516,991	115,497	780,131	86,179	1,498,798
Capital expenditures (including non-cash)	3,733	813	178,658	524	183,728

	Year Ended December 31, 2009
	Pinnacle	Colgan	Unallocated	Consolidated

Operating revenues	$617,937	$227,571	-	$845,508
Depreciation and amortization	20,247	15,152	-	35,399
Impairment and aircraft retirement costs	-	(1,980)	-	(1,980)
Operating income	60,093	20,616	-	80,709
Deferred tax asset (liability)	26,977	(29,792)	(311)	(3,126)
Identifiable intangible assets, other than goodwill	9,624	2,962	-	12,586
Goodwill	18,422	-	-	18,422
Total assets	616,340	676,377	(3,297)	1,289,420
Capital expenditures (including non-cash)	46,392	12,950	2,573	61,915

	Year Ended December 31, 2008
	Pinnacle	Colgan	Unallocated	Consolidated

Operating revenues	$613,089	$251,696	-	$864,785
Depreciation and amortization	13,346	13,172	-	26,518
Impairment and aircraft retirement costs	-	(13,548)	-	(13,548)
Operating income (loss)	53,617	(8,010)	-	45,607
Capital expenditures (including non-cash)	250,994	245,086	3,343	499,423

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

6.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”):

	Years Ended December 31,
	2010	2009	2008

Net income (loss)	$12,770	$41,856	$(10,997)
Basic earnings (loss) per share	$0.70	$2.33	$(0.62)
Diluted earnings (loss) per share	$0.69	$2.31	$(0.62)

Share computation:
Weighted average number of shares out-standing for basic EPS	18,132	17,969	17,865
Share-based compensation (1)	426	164	-
Weighted average number of shares out-standing for diluted EPS	18,558	18,133	17,865

(1)
Options to purchase  1,341, 1,095, and 917 shares of common stock were excluded from the diluted EPS calculation at December 31, 2010, 2009 and 2008, respectively, because their effect would be anti-dilutive.

7.  Investments and Fair Value Measurements

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

For the years ended December 31, 2010 and 2009, upon redemption of certain ARS by the issuer at par, the Company exercised a portion of the ARS Call Options and received net cash proceeds of $2,636 and $1,288, respectively, and recorded realized gains of $1,132 and $582, respectively.  The Company determined the fair value of the ARS Call Options to be $1,852 and $2,723 at December 31, 2010 and 2009, respectively.  The ARS Call Options are classified as investments on the Company’s consolidated balance sheets.

The fair values of the ARS Call Options were estimated using a discounted cash flow model.  The model considered potential changes in yields for securities with similar characteristics to the underlying ARS and evaluated possible future refinancing opportunities for the issuers of the ARS.  The analysis then assessed the likelihood that the options would be exercisable as a result of the underlying ARS being redeemed or traded in a secondary market at an amount greater than the exercise price prior to the end of the option term.  Future changes in the fair values of the ARS Call Options will be marked-to-market through the consolidated statement of operations.   The Company has determined that its ARS Call Options are classified in Level 3 of the fair value hierarchy.  During the years ended December 31, 2010 and 2009, the Company recorded an unrealized gain of $633 and an unrealized loss of $649, respectively, to adjust the ARS Call Options to their fair values.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

7.  Investments and Fair Value Measurements (Continued)

As discussed in Note 9, Hedging Activities, the Company utilizes aircraft fuel call options and options to purchase forward interest rate swaps (“Swaptions”) in order to manage its commodity price risk and interest rate risk, respectively.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider.  However, as of December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The tables below present the Company’s assets and liabilities measured at fair value as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Level 1	Level 2	Level 3	Balance at December 31, 2010
Assets
Aircraft fuel call options (1)	$-	$38	$-	$38
Interest rate Swaptions (1)	$-	$9	$-	$9
ARS Call Options	$-	$-	$1,852	$1,852

(1)	For additional discussion and description of these assets, refer to Note 9, Hedging Activities.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

7.  Investments and Fair Value Measurements (Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Asset
	ARS Call Options
	Year Ended December 31,
	2010	2009
Balance at beginning of period	$2,723	$-
Transfers to Level 3	-	4,078
Total unrealized gains (losses)
Included in nonoperating expense	633	(649)
Realized gains on redemptions, included in nonoperating income(1)	1,132	582
Net proceeds from redemptions (2)	(2,636)	(1,288)
Balance at December 31	$1,852	$2,723

	Asset
	Auction Rate Securities
	Year Ended December 31,
	2010	2009
Balance at beginning of period	$-	$116,900
Transfers to Level 3	-	-
Total unrealized gains (losses)
Included in nonoperating expense	-	-
Included in OCI	-	-
Realized losses on redemptions, included in nonoperating expense(1)	-	(135)
Interest accretion	-	1,005
Redemptions (2)	-	(6,450)
Sales(3)		(111,320)
Balance at December 31	$-	$-

(1) The Company determines the cost basis for ARS redemptions using the specific identification method.
(2) Partial redemption of securities at par by the issuer.
(3) Proceeds received from the sale of the ARS portfolio in connection with the ARS Settlement.

The carrying amounts and estimated fair values of the Company’s borrowings, which are discussed in detail in Note 8, Borrowings and Leasing Arrangements, were as follows:

	As of December 31, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term notes payable, primarily related to owned aircraft	$720,704	$691,089	$555,319	$482,161
Pre-delivery payment facilities	19,337	19,337	6,937	6,937
Senior convertible notes	-	-	30,596	29,779

These estimates were based on either market prices or the discounted amount of future cash flows, using the Company’s current incremental rate of borrowing for similar liabilities.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

8.  Borrowings and Leasing Arrangements

The following table summarizes the Company’s borrowings and leasing arrangements:

	As of December 31, 2010	As of December 31, 2009

Lines of credit:
Pre-delivery payment facilities, current	$19,337	$2,027
Pre-delivery payment facilities, noncurrent	-	4,910
Total lines of credit	19,337	6,937

Senior convertible notes	-	30,596

Secured long-term debt
Current maturities	56,414	36,085
Noncurrent maturities	664,290	519,234
Total long-term debt	720,704	555,319

Leasing arrangements
Current maturities	1,787	1,137
Noncurrent maturities	3,585	2,726
Total leasing arrangements	5,372	3,863

Total borrowings and leasing arrangements	$745,413	$596,715

The aggregate amounts of principal maturities of debt and on balance sheet leasing arrangements as of December 31, 2010 are as follows:

	Lines of Credit	Long-term Debt	Leasing Arrangements (1)	Total
2011	$19,337	$56,414	$1,787	$77,538
2012	-	57,756	991	58,747
2013	-	58,410	449	58,859
2014	-	72,193	360	72,553
2015	-	55,849	388	56,237
Thereafter	-	420,082	1,397	421,479
Total	$19,337	$720,704	$5,372	$745,413

(1)
Includes the Company’s financing obligation for its build-to-suit and capital leases, as discussed below.  The amounts in the table exclude the portion of future payments that will be recognized as interest expense, which total $1,217 over the lives of these agreements.

Long-Term Notes Payable

As of December 31, 2010 and 2009, the Company had long-term notes payable of $720,704 and $555,319, respectively.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

8.  Borrowings and Leasing Arrangements (Continued)

Long-term notes payable primarily for owned aircraft (including pre-delivery payment facilities) consisted of the following at December 31, 2010:

Principal	Interest Rates	Maturities Through
$ 19,337	2.5% - 3.5%	2011
159,569	3.6% - 4.5%	2025
84,422	4.6% - 5.5%	2025
334,942	5.6% - 6.5%	2024
81,669	6.6% - 8.5%	2022
60,102	12.5%	2015
$ 740,041

Included in long-term notes payable are borrowings from Export Development Canada (“EDC”) for owned aircraft.  The borrowings are collateralized by the Company’s fleet of Q400 aircraft and 16 of its CRJ-900 aircraft and bear interest at rates ranging between 3.8% and 6.7% with maturities through 2025.  Amounts outstanding under these EDC borrowings were $623,818 and $513,462 at December 31, 2010 and 2009, respectively.

During 2009, the Company completed a $25,000, three-year term loan financing with C.I.T Leasing and funded by CIT Bank (the “Spare Parts Loan”). The Spare Parts Loan is secured by Pinnacle’s and Colgan’s pool of spare repairable, rotable and expendable parts and certain aircraft engines.  The interest rate for the Spare Parts Loan is a variable rate, which is indexed to LIBOR (subject to a floor) and was 8.0% and 8.5% as of December 31, 2010 and 2009, respectively.  During August 2010, the Company and CIT amended the Spare Parts Loan to reduce the interest rate floor to 8.0%, to extend the maturity date until June 30, 2014, to provide for additional borrowings of up to $4,500, and to provide for a prepayment penalty under certain circumstances.  The Spare Parts Loan requires that the Company maintain a minimum liquidity level at the end of every month. The Spare Parts Loan also has standard provisions relating to the Company’s obligation to timely repay the indebtedness and maintenance of the collateral base relative to the outstanding principal amount of the borrowing.  As of December 31, 2010 and 2009, amounts outstanding under the Spare Parts Loan were $23,977 and $24,215, respectively.   During the fourth quarter of 2010, the Company drew an additional $2,096, increasing total borrowings under the Spare Parts Loan. The proceeds are being used to finance the initial provisioning of rotable aircraft parts to support the Company’s Q400 aircraft purchases and general working capital purposes.

On July 1, 2010, the Company completed the Acquisition of Mesaba.  The Acquisition was financed by the Promissory Note, which had a balance of $60,102 as of December 31, 2010.  See Note 4, Acquisition of Mesaba, for more details about the Promissory Note.

Pre-delivery Payment Financing Facilities

In January 2009, the Company amended its United Q400 CPA to operate an additional 15 Q400 aircraft.  The aircraft began delivering in July 2010 and will continue delivery through August 2011.  In connection with this amendment, the Company executed a new pre-delivery payment (“PDP”) financing facility with EDC for up to $35,600 on substantially similar terms to its previous PDP facilities.  This instrument has an interest rate indexed to LIBOR, which was 3.2% as of December 31, 2010.  Amounts outstanding under this facility were $19,337 and $6,937 at December 31, 2010 and 2009, respectively.

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

8.  Borrowings and Leasing Arrangements (Continued)

On February 15, 2010, the holders of the remaining outstanding Notes exercised their option to require the Company to purchase all of the remaining outstanding Notes for cash at a purchase price equal to 100% of their principal amount plus accrued interest.  As of December 31, 2010, $0 par amount of the Notes was outstanding.

The unamortized discount of the liability component of the Notes was $383 at December 31, 2009.  This discount was amortized through February 15, 2010.  The fair value of the Notes as of December 31, 2009 was $29,779.  The following table provides additional information about the Company’s Notes:

	Years Ended December 31,
	2010	2009	2008
Effective interest rate on liability component	13.5%	13.5%	13.5%
Interest cost recognized as amortization of the discount of liability component	$383	$7,451	$9,709
Cash interest cost recognized (coupon interest)	126	2,683	3,933

Capital Leases

The Company leases certain aircraft equipment and office equipment under non-cancelable capital leases that expire on various dates through 2013.  Amortization of the assets recorded under the capital leases is included in the consolidated statement of operations as depreciation and amortization expense.  At December 31, 2010, the weighted average interest rate implied in these leases was approximately 8.2%, and the net book value of the assets associated with the capital leases was $2,224. The present value of the future lease payments was $2,295, $1,278 of which was classified as a current liability.

Build-to-Suit Lease

In February 2008, the Company’s recently acquired subsidiary, Mesaba, entered into a build-to-suit lease arrangement for the construction and subsequent leasing of a maintenance hangar in Des Moines, Iowa.  Mesaba was determined to be the, in substance, owner of the hangar for accounting purposes, and therefore, the hangar was recognized on the balance sheet and the lease was recognized as a financing obligation.  Upon the completion of construction, the initial lease term is 10 years, with the option to extend the lease for one 10-year term, for which the Company determined an extension to be reasonably assured.  As of December 31, 2010, the net book value of the hangar was $8,738 and the related financing obligation was $3,077.  The implied interest rate on the build-to-suit lease is 7.5%.

9.  Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions.  As part of the Company’s overall risk management strategy, the Company utilizes financial derivative instruments to minimize exposure to unplanned decreases in earnings and cash flows that could be caused by volatility in aircraft fuel and interest rates.  Financial derivative instruments that are used as part of the Company’s risk management strategy include aircraft fuel call options, interest rate Swaptions, and interest rate swaps.  The use of these derivative financial instruments is consistent with the Company’s risk management objective to mitigate exposure to the variability of future cash flows attributable to potential increases relating to volatility in aircraft fuel prices and interest rates.  The Company does not hold or issue any derivative financial instruments for speculative or trading purposes.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

9.  Hedging Activities (Continued)

Aircraft Fuel Call Options

As a result of the Company’s pro-rate code-share agreements with US Airways and United, the Company is exposed to aircraft fuel price risk. The Company purchases aircraft fuel in quantities expected to be used in a reasonable period of time in the normal course of business.  To mitigate the financial risk associated with short-term changes in aircraft fuel prices, the Company initiated an aircraft fuel hedging program in April 2010, using aircraft fuel call options to manage the price risk associated with forecasted purchases of aircraft fuel utilized in the Company’s operations.

The Company does not purchase aircraft fuel call options for trading purposes and is not applying hedge accounting as of December 31, 2010.  Therefore, these options are recorded at their fair value in the Company’s consolidated balance sheet, and any increases or decreases in their fair value are recorded in the consolidated statement of income until their expiration.

At December 31, 2010, the Company had outstanding fuel call options covering approximately 20% of its expected fuel requirements from January through June 2011.  These options have an average strike price of $2.80 per gallon, providing financial protection if fuel prices exceed this level on average in any given month.  The Company may purchase additional fuel call options in the future to help mitigate risk associated with potential increases in aircraft fuel prices. During the year ended December 31, 2010, the Company recorded expense of $423 in aircraft fuel expense related to fuel call options.  The Company had fuel call options with a fair value of $38 at December 31, 2010, which is included in prepaid expenses and other assets on the Company’s consolidated balance sheet.

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

The Company does not purchase interest rate Swaptions for trading purposes and is not applying hedge accounting as of December 31, 2010.  The Company records these interest rate Swaptions at their fair value on its consolidated balance sheet, and increases and decreases in their fair value are recorded in the consolidated statement of operations until their expiration.

At December 31, 2010, the Company had seven outstanding Swaptions to hedge the Company’s risk related to increases in interest rates applicable to approximately $123,500 of debt the Company expects to borrow.  The average capped rate for the Swaptions approximates 6.9%.  If actual fixed rates exceed the capped rates, the Company will exercise its option contracts and receive one-time cash payments based on the market value of the interest rate option contracts when the Q400 aircraft are delivered to the Company.  If the actual fixed rate is less than the applicable hedged fixed rate at the time of delivery, then each Swaption contract will expire unexercised.  During the year ended December 31, 2010, the Company recorded expense of $1,629 related to the expiration and change in fair value of its interest rate Swaptions.  These costs are classified as miscellaneous nonoperating expense on the Company’s consolidated statement of operations.  The Company had interest rate Swaptions with a fair value of $9 at December 31, 2010, which is included in prepaid expenses and other assets on the Company’s consolidated balance sheet.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

9.  Hedging Activities (Continued)

Interest Rate Swaps

To manage long-term interest rate risk for the fixed-rate debt issued in 2008 associated with aircraft the Company received and placed into service in 2008, the Company initiated a cash flow hedging program in 2007.  The hedging program utilized forward-starting interest rate swaps, which hedged the expected interest payments associated with issuances of long-term debt to finance the aircraft.   The Company had no unsettled swaps associated with this hedging program at December 31, 2010 and 2009.

These interest rate swaps were designated as cash flow hedges of the permanent financing that was secured in 2008.  The remaining hedge-related balance, which is included in accumulated other comprehensive loss, is being amortized into interest expense over the life of the aircraft financing.  The losses from settled interest rate swaps recorded in other comprehensive income (“OCI”), net of tax, within the consolidated balance sheets were $12,964 and $14,858 as of December 31, 2010 and 2009, respectively.  Included in the total net realized losses from interest rate swaps as of December 31, 2010 are $2,808 in unrecognized gross losses that are expected to be reclassified from OCI into earnings during the 12 months following December 31, 2010.

The following table presents pre-tax losses on derivative instruments within the consolidated statements of operations:

Years Ended December 31,	Amount of Loss Reclassified from OCI into Interest Expense (Effective Portion) (2)	Amount of Loss Recognized in Expense on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2010	$(2,967)	$-
2009	$(3,137)	$(1,424	)(1)
2008	$(2,268)	$(504)

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

10.  Operating Leases

The Company subleases its CRJ-200 aircraft and related engines from Delta under operating leases that expire at the earlier of the termination of the CRJ-200 ASA or December 31, 2017.  The lease agreements contain certain requirements of the Company regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon its return to Delta.  Pursuant to the CRJ-200 ASA, Delta reimburses Pinnacle’s aircraft rental expense in full.

Colgan also leases eight of its 33 Saab 340 aircraft under operating leases.  All of these lease agreements will terminate by 2013.  These aircraft lease agreements generally provide that the Company pay taxes, maintenance, insurance, and other operating expenses applicable to the leased assets.  The leases require the aircraft to be in a specified maintenance condition at lease termination or upon return of the aircraft.

Mesaba leases its CRJ-900 aircraft from Delta under operating leases that expire June 30, 2022, and leases its Saab 340B+ aircraft under operating leases that expire at various points throughout 2011.  Although the leases stipulate a monthly rental that would be a pass-through cost under the respective CPAs, no payments are exchanged between the Company and Delta for Mesaba’s CRJ-900 and Saab 340B+ aircraft pursuant to the respective CPAs.  Because the Company has no credit risk associated with these leases, the related expense and reimbursement revenue are presented net in the Company’s consolidated statement of operations, and the rental amounts are not included in the table below.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

10.  Operating Leases (Continued)

The Company’s non-aircraft operating leases primarily relate to facilities and office equipment.

The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under noncancelable operating leases as of December 31, 2010:

	Aircraft(1)	Non-aircraft	Total
2011	$136,602	$15,422	$152,024
2012	135,516	15,012	150,528
2013	135,252	4,777	140,029
2014	135,252	3,769	139,021
2015	133,174	3,830	137,004
Thereafter	267,327	24,033	291,360
Total future rental payments	$943,123	$66,843	$1,009,966

(1)
The amounts noted above for operating leases include $900,144 of obligations for leased CRJ-200 aircraft from Delta.  The Company is reimbursed with margin by Delta in full for CRJ-200 aircraft rental expense under the CRJ-200 ASA.  Should the CRJ-200 ASA with Delta be terminated, these aircraft would be returned to Delta.

The Company’s total rental expense for operating leases for the years ended December 31, 2010, 2009, and 2008, was $146,383, $142,835, and $156,042, respectively.

11.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31:

	2010	2009
Ground handling and landing fees	$12,262	$15,443
Salaries and wages	30,561	14,417
Taxes other than income	1,572	1,401
Property taxes	20,779	9,942
Pilot signing bonus	10,873	-
Interest	10,542	8,573
Pro-rate operations costs	4,130	4,044
Insurance costs	4,487	3,039
Current portion of leasing arrangements	1,787	1,137
Hangar and facilities rent	1,155	958
Income tax reserves	85	547
Other	1,437	1,109
Total	$99,670	$60,610

12. Share-Based Compensation

The Company grants share-based compensation, including grants of stock options and restricted stock, under its 2003 Stock Incentive Plan, for which 4,152 shares were reserved.  The shares may consist, in whole or in part, of unissued shares or treasury shares.  Awards which terminate or lapse without the payment of consideration may be granted again under the plan.  As of December 31, 2010, the Company had 898 shares of common stock reserved for issuance under the plan.

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

12. Share-Based Compensation (Continued)

Stock Options

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

In January 2010, 2009, and 2008, the Company granted 484, 626, and 284 stock options, respectively, to its executive officers, members of its Board of Directors and certain other employees.  The option grants vest ratably over three-year periods and expire ten years from the grant date.  Expense is recognized on a straight-line basis over the vesting period.  The Company recorded pre-tax compensation expense in the amount of $1,479, $1,438, and $1,443, respectively, related to stock options during the years ended December 31, 2010, 2009, and 2008.

Pre-tax compensation cost yet to be recognized related to non-vested stock options was $1,811 as of December 31, 2010.  This cost will be recognized over the next 1.8 years. During the years ended December 31, 2010, 2009, and 2008, the Company recorded financing cash flows of $0, $0, and $20, respectively, related to excess tax deductions.

The following table provides certain information with respect to the Company’s stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Outstanding at January 1, 2010	1,695	$9.36
Granted	484	7.92
Exercised	(140)	2.95
Forfeited	(21)	7.30
Expired	(11)	12.71
Outstanding at December 31, 2010	2,007	9.46	6.3 years	$2,739
Options exercisable at December 31, 2010	1,081	12.17	4.7 years	$729

The total fair value of shares vesting during the years ended December 31, 2010, 2009, and 2008, was $1,800, $1,436, and $900, respectively.  The total aggregate intrinsic value of the options exercised for the years ended December 31, 2010, 2009, and 2008, was $700, $0, and $26 respectively.

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

12. Share-Based Compensation (Continued)

The following table presents the assumptions used and fair value of grants in the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Expected price volatility	65.7%	58.3%	50.0%
Risk-free interest rate	2.4%	1.4%	3.3%
Expected lives (years)	5.0	5.0	5.0
Dividend yield	0%	0%	0%
Expected forfeiture rate	4%	4%	4%
Exercise price of option grants	$7.92	$2.65	$14.37
Fair value of option grants	$4.48	$1.33	$6.76

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

Restricted Stock

In January 2010, 2009, and 2008, the Company awarded 220, 278, and 109 shares, respectively, of restricted stock to certain officers and members of the Board of Directors under the Company's 2003 Stock Incentive Plan.  Using the straight-line method, these shares are being expensed ratably over the three-year vesting period.  During the years ended December 31, 2010, 2009, and 2008, the Company recognized $1,250, $1,199, and $1,159, respectively, of pre-tax compensation expense related to these grants of restricted stock.  Pre-tax compensation cost yet to be recognized related to these restricted stock grants was $1,526 as of December 31, 2010.  This cost will be recognized over the next 1.8 years.

During the vesting periods, grantees have voting rights, but the shares may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of, alienated or encumbered.  Additionally, granted but unvested shares are forfeited upon a grantee’s separation from service.

The following table provides certain information with respect to the Company’s restricted stock:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2010	367	$5.82
Granted	220	7.92
Vested	(152)	7.58
Forfeited	-	-
Nonvested at December 31, 2010	435	$6.26

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

13.  Other Expenses

Other expenses consisted of the following for the years ended December 31:

	2010	2009	2008
Employee overnight accommodations	$32,001	$21,118	$30,819
Insurance	22,515	13,146	5,903
Professional services fees	12,194	7,931	10,691
Property and other taxes	12,846	7,139	10,382
Communications and information technology related expenses	9,656	6,601	7,417
Recruiting and other personnel expenses	9,402	6,433	7,195
Office equipment and related supplies and services	6,329	4,221	4,905
Employee training expenses	5,165	2,853	7,899
Station-related expenses	1,847	2,396	3,183
Other	5,094	4,757	4,588
Total other expenses	$117,049	$76,595	$92,982

14. Income Taxes

The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Pilot signing bonus	$4,034	$-
Accrued expenses	1,488	457
Stock compensation	2,350	1,946
Inventory reserves	2,463	1,747
Vacation pay	4,233	2,439
State net operating losses	8,656	5,623
Federal net operating loss	30,830	-
Intangible assets	1,385	3,241
Capital loss carryforward	4,075	4,656
Derivatives	8,282	9,425
Deferred revenue	70,796	75,792
Other	1,183	183
Lease return costs	-	1,509
Accrued interest	-	95
Total deferred tax assets	139,775	107,113
Valuation allowance	(5,067)	(5,641)
Net deferred tax assets	$134,708	$101,472

Deferred tax liabilities:
Prepaid expenses	(496)	(44)
Tax over book depreciation	(148,708)	(103,008)
Senior convertible notes	-	(1,546)
Total deferred tax liabilities	(149,204)	(104,598)
Net deferred tax liability	$(14,496)	$(3,126)

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

14. Income Taxes (Continued)

At December 31, 2010, the Company had federal and state net operating loss carryforwards of $88,083 ($30,830 tax effected) and $263,937 ($8,656 tax effected), respectively, the majority of which will expire between 2022 and 2030.  The Company has recorded a valuation allowance on these state net operating loss carryforwards of $1,105.

The provision for income tax expense includes the following components for the years ended December 31:

	2010	2009	2008
Current:
Federal	$(2,095)	$(55,221)	$(31,192)
State	497	135	541
Subtotal	(1,598)	(55,086)	(30,651)
Deferred:
Federal	8,936	54,797	34,778
State	775	671	(1,719)
Subtotal	9,711	55,468	33,059
Total income tax expense	$8,113	$382	$2,408

The following is a reconciliation of the provision for income taxes at the applicable federal statutory income tax rate to the reported income tax expense for the years ended December 31:

	2010		2009		2008
	$	%	$	%	$	%
Income tax expense at statutory rate	$7,309	35.0%	$14,783	35.0%	$(3,006)	35.0%
State income taxes, net of federal taxes	574	2.8%	1,057	2.5%	(766)	8.9%
Tax-exempt interest income	-	-	(289)	(0.7)%	(2,141)	24.9%
Fines and penalties	106	0.5%	52	0.1%	64	(0.7)%
Meals and entertainment disallowance	927	4.4%	595	1.4%	754	(8.8)%
Accrual to return adjustments	-	-	(178)	(0.5)%	454	(5.3)%
Revaluation of state deferred taxes due to apportionment changes	-	-	(320)	(0.8)%	640	(7.4)%
Settlements	(462)	(2.2)%	(13,434)	(31.7)%	-	-
Valuation allowance	(341)	(1.6)%	(1,884)	(4.4)%	6,409	(74.6)%
Income tax expense	$8,113	38.9%	$382	0.9%	$2,408	(28.0)%

Income taxes paid (net of refunds received) during the years ended December 31, 2010, 2009 and 2008 were approximately $(41,513), $(30,548), and $2,808, respectively.

During 2010, the Internal Revenue Service (the “Service”) completed its audit of the Company’s federal income tax returns for calendar years 2006 and 2008.  These years have been settled with no change to taxable income.  As a result, the Company recognized $462 as a discrete income tax benefit for 2010 and $97 as interest income.  Due to the fact the Company filed an amended federal tax return for the 2007 fiscal year, the Service has not yet completed its audit of the Company’s tax return for that year.

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

14. Income Taxes (Continued)

The Company and the Service agreed for the Company to pay approximately $3,000 of additional income tax and accrued interest in settlement of all open tax matters for these years.  With this agreement, the Service completed its examination of the Company’s federal tax filings for 2003, 2004 and 2005.  The Company paid the settlement amount during the three months ended June 30, 2009.  As a result of the completion of this examination, the Company recorded during the three months ended March 31, 2009 a reduction to income tax expense of $13,551 and a pre-tax reduction to interest expense of $2,926.  The settlement of this examination lowered the Company’s effective tax rate for the year ended December 31, 2009.  In addition, the release of valuation allowances relating to state net operating losses, hedging transactions and the Company’s investment in certain auction rate securities resulted in a decrease to the Company’s effective tax rate.  The disallowance of 50% of meals and entertainment expenses, fines and penalties, and state income taxes served to increase the Company’s effective tax rate.

During the years ended December 31, 2010 and 2009, the Company released valuation allowances of $574 and $1,884, respectively, against certain deferred tax assets.  The valuation allowance relates primarily to state net operating losses generated in the current and prior year, amounts recorded through other comprehensive income related primarily to impairment charges related to the Company’s investment in certain auction rate securities and hedging transactions.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation and appropriate character of future taxable income during the periods and in the jurisdictions in which those temporary differences become deductible.  Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefit of these assets.

As of December 31, 2010 and 2009, the Company had $85 and $547 of unrecognized tax benefits, respectively.  The following table reconciles the Company’s beginning and ending unrecognized tax benefits balances:

	2010	2009
Unrecognized tax benefits balance at January 1	$547	$16,518
Increases/(decreases) for prior period positions	(462)	(1,533)
Increases/(decreases) for current period positions	-	-
Settlements	-	(14,438)
Lapses of statutes	-	-
Unrecognized tax benefits balance at December 31	$85	$547

The Company provides for interest and penalties accrued related to unrecognized tax benefits in nonoperating expenses.  The Company recorded interest and penalties of $(70) and $28, respectively, during the years ended December 31, 2010 and 2009.   As of December 31, 2010 and 2009, the Company had $255 and $325 of accrued interest and penalties, respectively.

15. Impairment and Aircraft Retirement Costs

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

15. Impairment and Aircraft Retirement Costs (Continued)

During 2008, the Company determined that Colgan’s goodwill was fully impaired, and therefore recorded a $10,557 impairment charge during the second quarter of 2008 to eliminate the carrying value of Colgan’s goodwill and certain other intangible assets. This impairment charge is classified within “impairment and aircraft retirement costs” in the Company’s consolidated statement of operations for the year ended December 31, 2008.

The Company completed its annual goodwill impairment assessment at October 1, 2010 and concluded that goodwill was not impaired during the current reporting period.

Aircraft Retirement Costs

During 2008, Colgan eliminated nine markets from its pro-rate operations, resulting in the retirement of six Saab 340 aircraft and five Beech 1900 aircraft from service.  The return of leased aircraft requires certain maintenance costs necessary to restore the aircraft to a condition suitable for return to the lessor.  During the years ended December 31, 2009 and 2008, the Company recorded charges of $1,980, and $2,991, respectively, related to these lease returns.  These charges are classified within “impairment and aircraft retirement costs” in the Company’s consolidated statements of operations for the years ended December 31, 2009 and 2008.

16.  Commitments and Contingencies

Employees.  The Company operates under several collective bargaining agreements with groups of its employees.  The following table reflects the Company’s collective bargaining agreements and their respective amendable dates:

Employee Group	Employees Represented	Representing Union	Contract Amendable Date
Pinnacle’s pilots	1,178	Air Line Pilots Association	February 17, 2016
Mesaba’s pilots	908	Air Line Pilots Association	February 17, 2016
Colgan’s pilots	503	Air Line Pilots Association	February 17, 2016
Pinnacle’s flight attendants	736	United Steel Workers of America	February 1, 2011(1)
Mesaba’s flight attendants	566	Association of Flight Attendants	May 31, 2012
Colgan’s flight attendants	375	United Steel Workers of America	April 30, 2014 (2)
Pinnacle’s ground operations agents	923	United Steel Workers of America	May 23, 2015
Pinnacle’s flight dispatchers	59	Transport Workers Union of America	December 31, 2013
Mesaba’s flight dispatchers	26	Transport Workers Union of America	May 31, 2012
Mesaba’s mechanics	306	Aircraft Mechanics Fraternal Association	May 31, 2012
Total unionized labor	5,580

(1)	Pinnacle and the United States Steel Workers are currently in negotiations for a new agreement covering Pinnacle’s flight attendants.
(2)	The Colgan flight attendant agreement with the United Steel Workers of America is amendable on April 30, 2014 with the exception of a wage only review, which will occur in April 2011.

As of December 31, 2010, approximately 73% of the Company’s workforce were members of unions, including pilots (34%), flight attendants (22%), ground operations agents (12%), mechanics (4%), and dispatchers (1%).

On February 17, the Company reached an agreement with the Air Line Pilots Association (“ALPA”), the union representing the pilots at all three airlines.  The joint collective bargaining agreement represents an amendment to the collective bargaining agreements at Pinnacle and Mesaba, and a new agreement with Colgan’s pilots.  The agreement will: (1) increase compensation for the Company’s pilots to rates that approximate the industry average; (2) include a one-time signing bonus of $10,100 ($10,873 inclusive of related payroll taxes); and (3) become amendable five years from the date the final agreement is executed.  The Company had been actively negotiating with ALPA since the collective bargaining agreement became amendable in April 2005.  As a result of the agreement, the Company recognized additional salaries, wages, and benefits and expense of $10,873 during the three months ended December 31, 2010.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

16.  Commitments and Contingencies (Continued)

Purchase Commitments. The Company has contractual obligations and commitments primarily related to future purchases of Q400 aircraft.  The Company’s firm orders and options to purchase aircraft as of December 31, 2010 were as follows:

	Firm	Options	Total
2011	8	14	22
2013	-	15	15
Total	8	29	37

In January 2009, the Company modified its purchase agreement with Bombardier to exercise its right to purchase the remaining ten firm Q400 aircraft and five option Q400 aircraft.  The Company had taken delivery of eight Q400 aircraft as of December 31, 2010, and expects to take delivery of the remaining seven aircraft through August 2011.  In addition, Colgan acquired an additional 15 Q400 options from the aircraft manufacturer thereby increasing the total Q400 options to 30.  These options, if exercised, provide for the delivery of 15 Q400s in 2011 and the remaining 15 in 2013.  In December 2010, the Company exercised one option to take delivery of one additional Q400 aircraft expected to deliver in 2011.

The Company’s contractual obligations and commitments at December 31, 2010, primarily related to future purchases of aircraft and related equipment, were approximately $145,697 for 2011, $13,377 for 2012, $1,321 for 2013, $643 for 2014, $643 for 2015, and $1,231 thereafter.

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

Litigation Contingencies.  Colgan is a defendant in litigation related to the September 11, 2001 terrorist attacks.  The Company has concluded that loss is not probable in these matters.  The Company expects that any adverse outcome from this litigation would be covered by insurance and, therefore, would have no material adverse effect on the Company.

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(All amounts in thousands, except per share data)

16.  Commitments and Contingencies (Continued)

The Company has recorded a related liability of approximately $275,000 in other non-current liabilities on its consolidated balance sheet at December 31, 2010 related to potential claims associated with this accident.  This liability is offset in its entirety by a corresponding long-term receivable, recorded in other noncurrent assets on the consolidated balance sheet that the Company expects to receive from insurance carriers as claims are resolved.  These estimates may be revised as additional information becomes available.

Settlement of Disputes with Code-share Partner.   On July 1, 2010, the Company and Delta reached agreement over a number of significant disputes that had arisen since 2007, primarily related to the Company’s CRJ-200 ASA.  The settlement of these disputes are further discussed in Note 3, Code-Share Agreements with Partners, and Note 4, Acquisition of Mesaba.

17.  Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2010 and 2009 is as follows:

	Three Months Ended During 2010
	March 31	June 30	September 30(1)	December 31(1)(2)

Operating revenues	$208,080	$218,720	$302,335	$291,632
Operating income	12,696	19,769	25,719	3,349
Net income (loss)	1,692	5,887	9,441	(4,250)
Basic earnings (loss) per share	$0.09	$0.32	$0.52	$(0.23)
Diluted earnings (loss) per share	$0.09	$0.32	$0.51	$(0.23)
Operating income as a percentage of operating revenues	6.1%	9.0%	8.5%	1.1%

	Three Months Ended During 2009
	March 31(3)	June 30(4)	September 30(5)	December 31

Operating revenues	$207,822	$211,263	$217,208	$209,215
Operating income	16,935	22,183	23,796	17,795
Net income (loss)	18,843	5,993	11,377	5,643
Basic earnings per share	$1.05	$0.33	$0.63	$0.31
Diluted earnings per share	$1.05	$0.33	$0.62	$0.31
Operating income as a percentage of operating revenues	8.1%	10.5%	11.0%	8.5%

(1)	The acquisition of Mesaba was completed on July 1, 2010. The Company’s consolidated financial statements include Mesaba’s financial data from the Acquisition date through December 31, 2010.
(2)
The Company’s operating income and net income for the three months ended December 31, 2010 includes a $10,873 charge related to a one-time pilot signing bonus for Pinnacle’s pilots in connection with the agreement reached with ALPA ($6,839 net of related tax).  See Note 16, Commitments and Contingencies, for additional information.

(3)
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

(4)
The Company’s operating income and net income for the three months ended June 30, 2009 include a $1,533 charge related to the retirement of the Company’s Beech 1900 fleet ($992 net of related tax) and net income includes $334 related to an investment loss on the Company’s portfolio of ARS securities ($320 net of related tax).

(5)	The Company’s net income for the three months ended September 30, 2009 includes $4,233 related to an investment gain on the Company’s portfolio of ARS securities ($4,054 net of related tax).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

As previously discussed, on July 1, 2010, the Company acquired Mesaba.  Refer to Note 4, Acquisition of Mesaba, in our consolidated financial statements in Item 8 of this Form 10-K for more information of this event.  The acquisition of Mesaba had a material effect on the Company’s internal control over financial reporting.  Mesaba’s operating revenues for the year ended December 31, 2010 were 14 % of our total revenues.  Mesaba’s assets as of December 31, 2010 were 8% of our total assets.  However, this business is excluded from management’s annual assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010.

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

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2010, which appears on page 97.  Additionally, the financial statements for each of the years covered in this Annual Report on Form 10-K have been audited by an independent registered public accounting firm, Ernst & Young LLP whose report is presented page 57 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.  Except as discussed above, there has been no change in our internal control over financial reporting during the year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pinnacle Airlines Corp.

We have audited Pinnacle Airlines Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pinnacle Airlines Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Mesaba Aviation, Inc., which is included in the 2010 consolidated financial statements of Pinnacle Airlines Corp. and constituted 8% of total assets as of December 31, 2010 and 14% and 11% of operating revenues and operating income, respectively, for the year then ended.  Our audit of internal control over financial reporting of Pinnacle Airlines Corp. also did not include an evaluation of the internal control over financial reporting of Mesaba Aviation, Inc.

In our opinion, Pinnacle Airlines Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Airlines Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Pinnacle Airlines Corp. and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Memphis, Tennessee
February 28, 2011

Item 9B.  Other Information

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.  Certain Relationships and Related Transactions

Item 14.  Principal Accountant Fees and Services

The information required by Items 10 through 14 is incorporated by reference to the definitive proxy statement for our 2011 annual meeting of stockholders to be filed within 120 days of December 31, 2010.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report

1.	The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm:

i)	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

ii)	Consolidated Balance Sheets as of December 31, 2010 and 2009

iii)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

iv)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

v)	Notes to Consolidated Financial Statements

2.        Financial Statement Schedule:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	Page 105
Schedule II—Valuation and Qualifying Accounts	Page 106
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

Pinnacle Airlines Corp.
(Registrant)

	By:	/s/ Philip H. Trenary
	Name:	Philip H. Trenary
February 28, 2011	Title:	President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2011

Signature	Title

/s/ Philip H. Trenary	President, Chief Executive Officer and Director
Philip H. Trenary	(Principal Executive Officer)

/s/ Peter D. Hunt	Vice-President, Chief Financial Officer
Peter D. Hunt	(Principal Accounting Officer)

/s/ Donald J. Breeding	Chairman, Director
Donald J. Breeding

/s/ Susan M. Coughlin	Director
Susan M. Coughlin

/s/ Ian Massey	Director
Ian Massey

/s/ James E. McGehee, Jr.	Director
James E. McGehee, Jr.

/s/ Thomas S. Schreier, Jr.	Director
Thomas S. Schreier, Jr.

/s/ R. Philip Shannon	Director
R. Philip Shannon

/s/ Alfred T. Spain	Director
Alfred T. Spain

/s/ Nicholas R. Tomassetti	Director
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

10.78	Purchase and Release Agreement, dated August 21, 2009 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 10, 2009)

Exhibit
Number                 Description
10.79
Second Amendment, dated August 20, 2010, to the Credit Agreement by and among Pinnacle Airlines, Inc., Colgan Air, Inc., C.I.T. Leasing Corporation, and CIT Bank, dated as of July 30, 2009 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 10, 2009)

10.80
Second Amended and Restated Airline Services Agreement dated July 1, 2010, by and among the Registrant, Pinnacle Airlines, Inc., Mesaba Aviation, Inc., and Delta Air Lines, Inc. (Incorporated by reference to the Registrant’s Form 10-Q filed on November 10, 2009)

10.81
First Amendment, dated July 1, 2010, to the Delta Connection Agreement by and among Delta Air Lines, Inc., the Registrant, and Pinnacle Airlines, Inc., dated as of April 27, 2007 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 10, 2009)

10.82
Delta Connection Agreement among Delta Air Lines, Inc., the Registrant, Pinnacle Airlines, Inc., and Mesaba Aviation, Inc. dated and effective as of July 1, 2010 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 10, 2009)

10.83
Saab 340 B+ Delta Connection Agreement among Delta Air Lines, Inc., the Registrant, and Mesaba Aviation, Inc. dated and effective as of July 1, 2010 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 10, 2009)

10.84
Stock Purchase Agreement, dated as of July 1, 2010, by and among Delta Air Lines, Inc., the Registrant, Mesaba Aviation, Inc., and Pinnacle Airlines, Inc. (Incorporated by reference to the Registrant’s Form 10-Q filed on November 10, 2009)

10.85
Promissory Note, dated as of July 1, 2010, issued by the Registrant, Pinnacle Airlines, Inc., and Mesaba Aviation, Inc. to Delta Air Lines, Inc. (Incorporated by reference to the Registrant’s Form 10-Q filed on November 10, 2009)

10.86
Security and Pledge Agreement, dated as of July 1, 2010, by and among the Registrant, Mesaba Aviation, Inc., and Delta Air Lines, Inc. (Incorporated by reference to the Registrant’s Form 10-Q filed on November 10, 2009)

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
#                             Cancelled agreement referenced in this Form 10-K

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pinnacle Airlines Corp.

We have audited the consolidated financial statements of Pinnacle Airlines Corp. as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and have issued our report thereon dated February 28, 2011  (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K.  This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Memphis, Tennessee
February 28, 2011

Schedule II
Pinnacle Airlines Corp.
Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 2010
Allowance deducted from asset accounts:
Allowance for doubtful accounts	$213	$98	-	$(226)	$85
Allowance for obsolete inventory parts	4,749	1,933	-	-	6,682

Year Ended December 31, 2009
Allowance deducted from asset accounts:
Allowance for doubtful accounts	135	167	-	(89)	213
Allowance for obsolete inventory parts	4,213	1,396	-	(860)	4,749

Year Ended December 31, 2008
Allowance deducted from asset accounts:
Allowance for doubtful accounts	131	134	-	(130)	135
Allowance for obsolete inventory parts	2,536	1,677	-	-	4,213