Form 10-Q/A
period 2010-09-30
PINNACLE AIRLINES CORP
filed 2011-04-25
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

Explanatory Note

We are amending our Quarterly Report on Form 10-Q (the “Original Filing”) for the quarter ended September 30, 2010, which was filed with the Securities and Exchange Commission on November 10, 2010.  This Amendment is being filed to amend Item 6 (“Exhibits”), specifically to clarify the provisions in Exhibits 10.79, 10.80, 10.81, 10.82, 10.83, 10.84, 10.85 and 10.86 for which confidential treatment is sought.  The purpose of this Amendment is to respond to comments received from the Securities and Exchange Commission and to correct Exhibits 10.79, 10.80, 10.81, 10.82, 10.83, 10.84, 10.85 and 10.86 as originally filed.

This Amendment contains only the cover page, this Explanatory Note, the Signature Page and Exhibits 10.79, 10.80, 10.81, 10.82, 10.83, 10.84, 10.85 and 10.86.  This Amendment does not modify or update other disclosures in the Original Filing, and, accordingly, it should be read in conjunction with the Original Filing.

Index of Exhibits
Certain portions of the exhibits described below have been omitted. The Company has filed and requested confidential treatment for non-public information with the Securities and Exchange Commission.

The following exhibits are filed as part of this Form 10-Q/A.

Exhibit
Number                 Description
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

PINNACLE AIRLINES CORP.

By:	/s/ Donald J. Breeding
Donald J. Breeding
Date: April 25, 2011	President and Chief Executive Officer

By:	/s/ Peter D. Hunt
Peter D. Hunt
Date: April 25, 2011	Vice President and Chief Financial Officer