Form 10-Q
period 2011-03-31
PINNACLE AIRLINES CORP
filed 2011-05-05
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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

As of May 2, 2011, 18,945,501 shares of common stock were outstanding.

Part 1.  Financial Information

Item 1.  Financial Statements

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010

Operating revenues
Regional airline services	$293,418	$205,489
Other	4,765	2,591
Total operating revenues	298,183	208,080
Operating expenses
Salaries, wages and benefits	101,220	59,676
Aircraft rentals	34,042	30,051
Ground handling services	27,919	24,842
Aircraft maintenance, materials and repairs	39,873	27,320
Other rentals and landing fees	24,918	15,912
Aircraft fuel	7,311	5,693
Commissions and passenger related expense	5,625	4,430
Depreciation and amortization	12,433	8,841
Integration, severance, and contract implementation expenses	5,834	-
Other	32,729	18,619
Total operating expenses	291,904	195,384
Operating income	6,279	12,696
Nonoperating (expense) income
Interest expense, net	(12,488)	(9,791)
Miscellaneous income (expense), net	600	(48)
Total nonoperating expense	(11,888)	(9,839)
(Loss) income before income taxes	(5,609)	2,857
Income tax benefit (expense)	2,632	(1,165)
Net (loss) income	$(2,977)	$1,692

Basic and diluted (loss) earnings per share	$(0.16)	$0.09

Shares used in computing basic (loss) earnings per share	18,373	18,087
Shares used in computing diluted (loss) earnings per share	18,373	18,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$79,654	$100,084
Restricted cash	8,290	8,219
Receivables, net	45,384	39,401
Spare parts and supplies, net	35,492	34,195
Prepaid expenses and other assets	9,092	6,002
Deferred income taxes, net of allowance	15,076	14,832
Income taxes receivable	1,902	1,201
Total current assets	194,890	203,934
Property and equipment
Flight equipment	1,096,991	971,512
Aircraft pre-delivery payments	6,209	21,641
Other property and equipment	66,638	65,544
Less accumulated depreciation	(135,681)	(123,559)
Net property and equipment	1,034,157	935,138

Investments	1,397	1,852
Other assets, primarily insurance receivables	300,720	308,487
Debt issuance costs, net	5,005	4,799
Goodwill	22,282	22,282
Intangible assets, net	21,151	22,306
Total assets	$1,579,602	$1,498,798

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$61,393	$56,414
Pre-delivery payment facility	3,057	19,337
Accounts payable	53,026	44,389
Deferred revenue	26,033	26,530
Accrued expenses and other current liabilities	110,569	99,670
Total current liabilities	254,078	246,340

Long-term debt, less current maturities	753,680	664,290
Deferred revenue, net of current portion	153,441	158,800
Deferred income taxes, net of allowance	26,482	29,328
Other liabilities	275,336	280,547
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 23,531,171 and 23,145,908 shares issued in 2011 and 2010, respectively	236	231
Treasury stock, at cost, 4,585,670 and 4,493,327 shares in 2011 and 2010, respectively	(68,928)	(68,479)
Additional paid-in capital	126,694	124,652
Accumulated other comprehensive loss	(14,288)	(12,760)
Retained earnings	72,871	75,849
Total stockholders’ equity	116,585	119,493
Total liabilities and stockholders’ equity	$1,579,602	$1,498,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2011	2010

Cash provided by operating activities	$12,995	$40,937

Investing activities
Purchases of property and equipment, net	(2,670)	(1,848)
Aircraft pre-delivery payments	(3,103)	-
Proceeds from sales of investments	1,026	271
Cash used in investing activities	(4,747)	(1,577)
Financing activities
Proceeds from debt	-	10,000
Payments on debt	(11,363)	(48,379)
Payments on pre-delivery payment facility	(16,280)	-
Other financing activites	(1,035)	(515)
Cash used in financing activities	(28,678)	(38,894)
Net (decrease) increase in cash and cash equivalents	(20,430)	466
Cash and cash equivalents at beginning of period	100,084	91,574
Cash and cash equivalents at end of period	$79,654	$92,040
Noncash investing and financing activities
Property and equipment acquired through the issuance of debt	$105,732	$8,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INDEX

1. Description of Business and Basis of Presentation	5. Borrowings
2. (Loss) Earnings Per Share	6. Acquisition of Mesaba
3. Comprehensive (Loss) Income	7. Commitments and Contingencies
4. Investments	8. Segment Reporting

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

The Company’s operating contracts fall under two categories: capacity purchase agreements (“CPA”) and revenue pro-rate agreements (“Pro-Rate”).  Pinnacle operates an all-regional jet fleet and provides regional airline capacity to Delta as a Delta Connection carrier under two CPAs.  Mesaba operates regional jets and turboprops and provides regional airline capacity to Delta as a Delta Connection carrier under three CPAs.  In March 2011, Mesaba commenced turboprop operations under a Pro-Rate agreement with US Airways.  Colgan operates an all-turboprop fleet under a CPA with United, and also under revenue Pro-Rate agreements with United and US Airways.

These interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Company has considered subsequent events through the date its condensed consolidated financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, the results of its operations, and its cash flows for the periods indicated herein.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

All amounts contained in the notes to the condensed consolidated financial statements are presented in thousands, with the exception of years, per share amounts and number of aircraft.  Certain reclassifications have been made to conform prior year financial information to the current period presentation.

Integration, severance, and contract implementation expenses: During the three months ended March 31, 2011, the Company incurred $5,834 in integration, severance, and contract implementation expenses, which is presented as a caption in the Company’s statement of operations.  As discussed in Note 8, Segment Reporting, these expenses are not allocated to the Company’s reportable segments.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

Integration expenses – Upon the Company’s acquisition of Mesaba on July 1, 2010, the Company announced an integration plan to transition all jet operations to Pinnacle, and to merge Colgan’s and Mesaba’s turboprop operations with Mesaba the surviving carrier.  During the three months ended March 31, 2011, the Company began implementing the integration plan, which resulted in integration expenses of $807 during the period.  Integration expenses include training, relocation and displacement of pilots, flight attendants and mechanics; information technology costs related to the integration of systems and operating processes; and relocation, retention and severance packages for management employees as the Company combines administrative functions.  Integration expenses during the three months ended March 31, 2011 included $331 in severance expense accruals.  No severance payments were made during the quarter.  The Company estimates total severance expenses under the integration plan of $2,000 to $3,000 for the year ended December 31, 2011.

Contract implementation expenses – During the three months ended March 31, 2011, the Company incurred $2,015 associated with the implementation of its new collective bargaining agreement with the Air Line Pilots Association (“ALPA”), including adjustments to accrued vacation balances as well as a one-time payment to ALPA to reimburse professional fees associated with contract implementation.

Resignation of Chief Executive Officer – During the three months ended March 31, 2011, the Company incurred a one-time expense of $3,012 associated with the resignation of its Chief Executive Officer during the period, including the accrual of payments related to his two-year consulting agreement as well as the accelerated vesting of stock options and restricted stock awards.

Revenue Recognition: The Company’s existing CPAs with Delta provide for a rate adjustment that is designed to increase rates commensurate with increases in pilot labor costs.  The Company entered into a collective bargaining agreement with ALPA in February 2011, resulting in an increase in pilot wages at the Company’s three subsidiaries.  The rate adjustment will be calculated and agreed to by the Company and Delta after February 2012.  As part of the rate adjustment, the Company will receive a one-time retroactive payment related to the prior 12 months for the increase in its pilot costs, inclusive of training and displacement related to the merging of Pinnacle’s and Mesaba’s jet operations.  During the three months ended March 31, 2011, the Company did not record revenue associated with this rate adjustment.  Revenue will be recorded upon final determination of the rate adjustment, which the Company expects to occur in 2012.

In addition, Mesaba has Saab turboprops operating under a CPA with Delta (“Saab DCA”).  The Saab DCA has a rate adjustment that is intended to capture increases in pilot and mechanic wage rates, which were effective January 1, 2011.  During the three months ended March 31, 2011, the Company did not record an estimated $500 in revenue associated with this rate adjustment.   Revenue will not be recorded until final determination of the amount with Delta, which the Company expects to occur in the second quarter of 2011.    No assurances can be made that the rate adjustments ultimately agreed to with Delta will equal the Company’s estimate.

New Accounting Standards:  On January 1, 2011, the Company adopted Emerging Issues Task Force (“EITF”) Issue 08-1, Revenue Arrangements with Multiple Deliverables, or Issue 08-1, which updated Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and changed the accounting for certain revenue arrangements and enhanced disclosures in financial statements.  On a prospective basis, Issue 08-1 is effective for revenue arrangements entered into or materially modified.  The adoption of the Issue did not have an impact on the Company’s consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

2.  (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net (loss) income	$(2,977)	$1,692
Basic and diluted (loss) earnings per share	$(0.16)	$0.09

Share computation:
Weighted average number of shares outstanding for basic (loss) earnings per share	18,373	18,087
Share-based compensation (1)	-	371
Weighted average number of shares outstanding for diluted (loss) earnings per share	18,373	18,458

(1)
During the three months ended March 31, 2011, all options were excluded from the computation above as their impact was anti-dilutive.  During the three months ended March 31, 2010, options to acquire 1,294 shares were excluded from the computation above as their impact was anti-dilutive.

3.  Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of related taxes, for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
Net (loss) income	$(2,977)	$1,692
Adjustments:
Recognition of prior service cost(1)	(1,990)	-
Net amortization of prior service cost and unrealized actuarial gain	4	(4)
Change in cash flow hedge unrealized loss	458	483
Total comprehensive (loss) income	$(4,505)	$2,171

(1)
During the three months ended March 31, 2011, the Company recognized $1,990 in prior service cost due to post-retirement benefits granted to Mesaba’s and Colgan’s pilots in connection with a joint collective bargaining agreement, which was executed on February 17, 2011 and is further discussed in Note 7, Commitments and Contingencies.

4. Investments

Classified as investments on the Company’s consolidated balance sheets, the Company has call options on auction rate securities (“ARS Call Options”), which expire in August, 2012.  The fair values of the ARS Call Options were estimated using a discounted cash flow model.  The model considered potential changes in yields for securities with similar characteristics to the underlying ARS and evaluated possible future refinancing opportunities for the issuers of the ARS.  The analysis then assessed the likelihood that the options would be exercisable as a result of the underlying ARS being redeemed or traded in a secondary market at an amount greater than the exercise price prior to the end of the option term.  Future changes in the fair values of the ARS Call Options will be marked-to-market through the condensed consolidated statement of operations.   The Company has determined that its ARS Call Options are classified in Level 3 of the fair value hierarchy.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

 The following table presents the Company’s ARS Call Options measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$1,852	$2,723

Unrealized losses, included in nonoperating expense	(285)	(299)
Realized gains on redemptions, included in nonoperating expense(1)	856	216
Net proceeds from redemptions (2)	(1,026)	(271)
Balance at March 31	$1,397	$2,369

(1)	The Company determines the cost basis for ARS redemptions using the specific identification method.
(2)	Partial redemption of securities at par by the issuer.

5.  Borrowings

The following table summarizes the Company’s borrowings:

	As of March 31, 2011	As of December 31, 2010
Pre-delivery payment facility, current(1)	$3,057	$19,337

Secured long-term debt:
Current maturities	61,393	56,414
Noncurrent maturities	753,680	664,290
Total long-term debt(1)	815,073	720,704
Total borrowings	$818,130	$740,041

(1)
During the three months ended March 31, 2011, the Company acquired six Q400 aircraft through repayments on the pre-delivery payment facility and the issuance of long-term debt with final maturities in 2026 and fixed interest rates of approximately 5.0%.

The estimated fair value of the Company’s borrowings was $784,004 and $710,426 as of March 31, 2011 and December 31, 2010, respectively.  These estimates were based upon discounted future cash flows, using market rates for similar liabilities.

6.  Acquisition of Mesaba

On July 1, 2010, the Company entered into a stock purchase agreement with Delta and Mesaba pursuant to which the Company purchased all of the issued and outstanding common stock of Mesaba from Delta (the “Acquisition”). During the three months ended December 31, 2010, the Company finalized purchase accounting for the Acquisition.  The total acquisition-date fair value of consideration transferred to Delta was $75,013.

The following unaudited pro forma combined results of operations give effect to the Acquisition as if it had occurred at the beginning of the period presented.  The terms of Mesaba’s CPAs entered into concurrently with the Acquisition have been retroactively applied to the beginning of the period presented.  The unaudited pro forma combined results of operations do not purport to represent the Company’s consolidated results of operations had the Acquisition occurred on the dates assumed, nor are these results necessarily indicative of the Company’s future consolidated results of operations. The Company expects to realize significant benefits from integrating Mesaba’s operations into its existing operations. The unaudited pro forma combined results of operations do not reflect these benefits or costs.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

Three Months Ended March 31, 2010
Operating revenues	$276,216
Income before income taxes	4,909
Net income	2,971
Diluted earnings per share	$0.16

7. Commitments and Contingencies

Employees. The Company operates under several collective bargaining agreements with groups of its employees.

In March 2011, the Company reached a tentative agreement to amend its collective bargaining agreement with the United Steel Workers AFL-CIO (“USW”), the union representing Pinnacle’s flight attendants, to provide a five-year extension to the collective bargaining agreement that became amendable on Jan. 31, 2011.  On April 15, 2011, Pinnacle’s flight attendants voted against ratification of the tentative agreement.  The Company and the USW will determine when the parties will resume negotiations.

On February 17, 2011, the Company entered into a collective bargaining agreement with the Air Line Pilots Association (“ALPA”), the union representing the pilots at all three airlines.  The joint collective bargaining agreement covers pilots at all three of the Company’s subsidiaries.  The agreement: (1) increased compensation for the Company’s pilots; (2) included a one-time signing bonus of $10,100 ($10,873 inclusive of related payroll taxes); and (3) will become amendable on February 17, 2016.  The Company recognized the expense associated with the one-time signing bonus in 2010.

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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements
(all amounts in thousands, except per share data)

The Company has recorded a related liability of approximately $265,000 in other non-current liabilities on its consolidated balance sheet at March 31, 2011 related to potential claims associated with this accident.  This liability is offset in its entirety by a corresponding long-term receivable, recorded in other noncurrent assets on the consolidated balance sheet that the Company expects to receive from insurance carriers as claims are resolved.  These estimates may be revised as additional information becomes available.

8.  Segment Reporting

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

During the three months ended March 31, 2011, the Company modified its reportable segments to include the results of its ground handling services division, PinnPro, in its Colgan subsidiary.  Amounts related to PinnPro had previously been included in Pinnacle’s results.  This change was made because ground handling at the majority of Pinnacle’s service cities is now outsourced to third parties, whereas PinnPro performs ground handling services at many of Colgan’s service cities.  As a result of this change, operating revenues of $5,355 and operating income of $928 for the three months ended March 31, 2010 have been reclassified from the Pinnacle reportable segment to the Colgan reportable segment.  For the three months ended March 31, 2011, PinnPro had operating revenues and operating income of $8,498 and $1,912, respectively.  All intercompany amounts related to PinnPro are eliminated in consolidation.

During the three months ended March 31, 2011, 78% and 19% of the Company’s operating revenues were earned under code-share agreements with Delta and United, respectively.  The following table represents the Company’s operating revenues and operating income (loss) by segment for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Operating revenues:
Pinnacle	$162,535	$156,328
Mesaba	68,032	-
Colgan	71,418	54,828
Intercompany eliminations	(3,802)	(3,076)
Consolidated	$298,183	$208,080
Operating income (loss):
Pinnacle	$8,957	$13,735
Mesaba	1,107	-
Colgan	2,049	(1,039)
Unallocated(1)	(5,834)	-
Consolidated	$6,279	$12,696

(1)
As discussed in Note 1, Description of Business and Basis of Presentation, the Company incurred integration, severance, and contract implementation expenses, which are not being allocated to the Company’s reportable segments.

The following table represents the Company’s total assets by segment:

	March 31, 2011	December 31, 2010
Total assets:
Pinnacle	$520,649	$516,991
Mesaba	115,193	115,497
Colgan	882,170	780,131
Unallocated	61,590	86,179
Consolidated	$1,579,602	$1,498,798

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

Many important factors, in addition to those discussed in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of the potential factors that could affect our results are described in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition under “Overview of First Quarter 2011 Financial Results” and “Outlook”.  In light of these risks and uncertainties, and others not described in this Report, the forward-looking events discussed in this Report might not occur, might occur at a different time, or might cause effects of a different magnitude or direction than presently anticipated.

General

The following discussion and analysis by management describes the principal factors affecting the Company’s results of operations, liquidity, capital resources and contractual cash obligations.  This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”), which include additional information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results.

Our website address is www.pncl.com.  All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Overview of First Quarter 2011 Financial Results

Our consolidated operating income in the first quarter was $6.3 million, a decrease of $6.4 million as compared to the first quarter of 2010.  The decrease is primarily attributable to $5.8 million in integration, severance, and contract implementation costs incurred during the first quarter of 2011, which is made up of $0.8 million in integration expenses, $2.0 million in expenses incurred to implement the Air Line Pilots Association (“ALPA”) agreement, and $3.0 million in one-time expenses related to the resignation of our chief executive officer in March 2011.

Pinnacle experienced a decline in operating income of $4.8 million, primarily attributable to difficult operating performance caused by winter storms, increased rates paid to Pinnacle’s pilots under our new agreement with ALPA, and increased hiring and training costs caused by attrition and lower crew productivity.  Pinnacle recorded performance penalties under its agreements with Delta of approximately $1.5 million for the quarter.

Colgan’s operating income increased by $3.1 million, primarily related to increases in flying under our capacity purchase agreement with United.  The increased revenue under our Q400 agreement was partially offset by increased pilot labor costs under the new ALPA contract and higher fuel costs in our Pro-Rate operations.  In addition, Colgan’s ground handling division increased operating income year-over-year by $1.0 million.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Mesaba provided operating income of $1.1 million during the first quarter.  Mesaba’s results for the period were adversely affected by winter weather and the ALPA collective bargaining agreement.  Also, Mesaba began operations under a Pro-Rate agreement with US Airways in March 2011, and incurred salaries, wages and benefits costs associated with the reassignment of crews to this operation during the first quarter of 2011.  During the first quarter, we did not recognize approximately $0.5 million in revenue associated with a rate adjustment under Mesaba’s turboprop operations with Delta.  We will not recognize revenue until final determination with Delta, which we expect to occur in the second quarter of 2011.  We expect Mesaba’s operating income to increase in the second quarter as a result of the new Pro-Rate operations and the resolution of the rate adjustment with Delta.

Outlook

We entered into a joint collective bargaining agreement with ALPA during February 2011 covering the pilots at all three of our operating subsidiaries.  The new agreement contains substantial salary and benefits increases for our pilots, bringing their total compensation in line with the average for airlines with similarly sized aircraft.  As a result, the new agreement increased our salary and benefits costs by $2.1 million in the first quarter and we expect our total pilot costs to increase by approximately $19 million during 2011.

In connection with our acquisition of Mesaba, we modified our existing capacity purchase agreements with Delta to provide for a rate adjustment that is designed to increase our rates under all of our capacity purchase agreements with Delta commensurate with the increase in pilot labor costs related to our Delta operations.  The rate adjustment will be calculated and agreed to by us and Delta 12 months after Pinnacle’s and Mesaba’s pilots are covered under a joint collective bargaining agreement, which occurred in February 2011.  As part of the rate adjustment, we will receive a one-time retroactive payment related to the prior 12 months for the increase in our pilot costs, inclusive of training and displacement related to the merging of Pinnacle’s and Mesaba’s jet operations.  In addition, we will receive a prospective adjustment payable for future periods such that our rates pertaining to pilot costs will be approximately equivalent to our actual pilot costs at the time of the rate adjustment.  While we will not receive any cash payments related to these adjustments from Delta until 2012, we currently estimate that the one-time retroactive adjustment related to the 12 months ended March 2012 could be as much as $18 to 20 million depending on the level of training for integration, and the prospective rate increase that would begin in March 2012 could be as much as $14 to $17 million annually.  No assurances can be made that the amount of the rate adjustments ultimately agreed to with Delta will equal our current estimates.  We have not recorded any revenue associated with these rate adjustments in the first quarter of 2011, and we do not expect to recognize any of this revenue until 2012 upon the final determination of the amount with Delta.

Upon acquiring Mesaba, we announced that our long-term plan for our operating structure is to transition all jet flying to Pinnacle, and to merge Colgan and Mesaba’s turboprop operations with Mesaba as the surviving carrier.  We believe that realigning the common fleet types of Pinnacle, Mesaba and Colgan into two strong regional airlines also will provide for the most efficient and reliable regional operations for our partners.  Implementation of our integration plan is subject to FAA approval, which we expect to obtain during the first half of 2011.  We currently anticipate that completion of our integration will take 12 to 18 months after approval by the FAA.  Our implementation plan includes significant one-time costs associated with training, relocation and displacement for our pilots, flight attendants and mechanics, information technology costs related to the integration of systems and operating processes, and relocation, retention and severance packages for management employees as we combine administrative functions.  As previously discussed, during the first quarter we incurred $0.8 million in integration costs.  We currently estimate that in total these one-time integration costs will be approximately $12 to $14 million during 2011.

In March 2011, we began operating seven leased Saab 340B+ aircraft within our Pro-Rate operations with scheduled service at New York’s LaGuardia Airport as a US Airways Express carrier.  This increase in service was driven by the delay in the transfer of the bulk of US Airways’ regional takeoff and landing slots at LaGuardia to Delta (the “LaGuardia Slot Swap”).  While we expect these operations to continue at least through the end of 2011, our agreement with US Airways is designed to be temporary and we will end service at LaGuardia upon any resolution of the LaGuardia Slot Swap between US Airways, Delta, and the Department of Transportation.

As previously discussed in Note 7, Commitments and Contingencies, in Item 1 of our Form 10-Q, on April 15, 2011, Pinnacle’s flight attendants voted against ratification of the tentative agreement.  We will determine with the United Steel Workers AFL-CIO when the parties will resume negotiations.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following represents our results of operations, on a consolidated basis and by segment, for the three months ended March 31, 2011, and discussion of our results of operations as compared to the same period in 2010.

Consolidated Results of Operations

	Three Months Ended March 31,
	(in thousands)
	2011	2010	% Change
Total operating revenues	$298,183	$208,080	43%
Total operating expenses	291,904	195,384	49%
Operating income	6,279	12,696	(51)%
Operating margin	2.1%	6.1%	(4.0) pts.
Total nonoperating expense	(11,888)	(9,839)	21%
Income before income taxes	(5,609)	2,857
Income tax (expense) benefit	2,632	(1,165)
Net (loss) income	$(2,977)	$1,692

Several items affected operating results for the three months ended March 31, 2011.  Pinnacle, Mesaba, and Colgan were negatively affected by winter weather events.  In addition to lost revenue associated with cancelled flights due to weather, we incurred weather-related performance penalties of $2.1 million during the three months ended March 31, 2011 under our code-share agreements.

We incurred approximately $5.8 million ($3.1 million net of related income taxes) during the three months ended March 31, 2011 in integration, severance, and contract implementation costs. Integration relates to the implementation of our previously announced plans to integrate the jet fleets of Pinnacle and Mesaba, the turboprop fleets of Mesaba and Colgan, and the consolidation of management and administrative functions at our headquarters in Memphis, Tennessee.  We expect theses costs to continue throughout 2011 and 2012.

Severance and contract implementation costs include certain nonrecurring costs associated with the implementation of our new collective bargaining agreement with ALPA, including scheduling and payroll systems programming, adjustments to accrued vacation balances, and a one-time payment to ALPA to reimburse professional fees associated with contract implementation.  This also includes one-time costs related to the resignation of our Chief Executive Officer in March 2011.

Operating Revenues

Operating revenues of $298.2 million for the three months ended March 31, 2011 increased $90.1 million, or 43%, as compared to the same period in 2010.  The increase in operating revenues was mainly attributable to the acquisition of Mesaba, which contributed additional revenue of $68.0 million, as well as the increase in our Q400 fleet size.  (These changes are discussed in greater detail within our segmented results of operations.)

Our operating contracts fall under two categories: capacity purchase agreements (“CPA”) and revenue pro-rate agreements (“Pro-Rate”).  Changes in our CPA related operating revenue are primarily caused by changes in our operating fleet size, aircraft utilization, and changes in the costs that are directly reimbursed by our partners.  Changes in our Pro-Rate related operating revenue are primarily caused by changes in the scope of our Pro-Rate operations, and by the average load factor, average passenger fare, and average incentive payments we receive from our partners and under our Essential Air Service (“EAS”) agreements.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Operating Expenses

For the three months ended March 31, 2011, operating expenses increased $96.5 million, or 49%, as compared to the same period in 2010.  As previously mentioned, this is primarily attributable to the acquisition of Mesaba, which contributed additional operating expenses of $66.9 million, and the increase in our Q400 fleet size.  In addition, we recognized $5.8 million for integration, severance, and contract implementation costs.  Since the inception of the new collective bargaining agreement with our pilots, which commenced February 17, 2011, our operating expenses increased by $2.1 million due to increases in wage rates earned by our pilots.  This change and others are discussed in greater detail within our segmented results of operations.

Nonoperating Expenses

Nonoperating expenses of $11.9 million for the three months ended March 31, 2011 increased $2.0 million, or 21%, as compared to the same period in 2010.  The increase is mainly related to interest expense related to the Promissory Note payable to Delta for the acquisition of Mesaba.  While our interest expense increased on borrowings associated with the 14 Q400 aircraft placed in service since July 2010, such increase was fully offset by the interest recognized during the three months ended March 31, 2010 on the senior convertible notes and the bridge loan, both of which were paid in full as of March 31, 2010.

Income Tax Expense

For the three months ended March 31, 2011 and 2010, we recorded an income tax benefit of $2.6 million and income tax expense of $1.2 million, respectively, resulting in effective tax rates of 46.9% and 40.8%, respectively.

Pinnacle Operating Highlights

	Three Months Ended March 31,
	2011	2010	% Change
Financial Results (in thousands)
Regional airline services
CPAs	$162,511	$156,072	4%
Other revenue	24	256	(91	) %
Total operating revenues	162,535	156,328	4%
Total operating expenses	153,578	142,593	8%
Operating income	$8,957	$13,735	(35	) %
Operating margin	5.5%	8.8%	(3.3) pts.

Operating Results
Operating revenue per block hour	$1,510	$1,492	1%
Operating cost per block hour	$1,427	$1,361	5%
Block hours	107,634	104,767	3%
Departures	66,204	66,575	(1)%
Average daily utilization (block hours)	8.42	8.20	3%
Average stage length (miles)	421	421	0%
Number of operating aircraft (end of period):
CRJ-200	126	126	0%
CRJ-900	16	16	0%

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The Company’s ground handling services division, “PinnPro,” provides ground handling functions to Pinnacle and Colgan, in addition to other airlines.  Historically, the revenue and expenses related to PinnPro have been included in Pinnacle’s results of operations.  However, effective January 1, 2011, amounts related to PinnPro are now included in Colgan’s results of operations.  As discussed in Note 8, Segment Reporting, in Item 1 of our Form 10-Q, prior year operating revenues and expenses related to PinnPro that were previously included in Pinnacle’s results of operations are reclassified to be included in Colgan’s results of operations.

Pinnacle Operating Revenues

For the three months ended March 31, 2011, revenue earned under our CPAs of $162.5 million increased $6.4 million, or 4%, as compared to the same period in 2010.

Revenue increased $0.8 million due to increased aircraft utilization.  In addition, revenue increased $3.8 million as a result of the annual Producers Price Index rate adjustment in our CPAs with Delta.  The remaining increase is primarily related to increases in certain reimbursable expenses.

Pinnacle Operating Expenses

For the three months ended March 31, 2011, operating expenses of $153.6 million increased $11.0 million, or 8%, as compared to the same period in 2010.   As a result of the February 17, 2011 ratification of the new collective bargaining agreement with our pilots, Pinnacle’s operating expenses increased $1.3 million for the three months ended March 31, 2011.  This amount consists of wage rate increases for the pilots for the period from the ratification date through March 31, 2011.  This trend will continue throughout 2011.  Pinnacle also experienced an increase of $3.5 million in reimbursable expenses, which was mainly attributable to increases in maintenance expenses due to the aging of its fleet.  In addition, crew-related expenses such as hiring, training, and crew overnight accommodations increased significantly as a result of increased attrition and lower crew productivity. We expect this trend to continue throughout the year.

Mesaba Operating Highlights

Three Months Ended March 31, 2011(1)
Financial Results (in thousands)
Regional airline services
CPAs	$66,318
Pro-Rate(2)	1,714
Total operating revenues	68,032
Total operating expenses	66,925
Operating income	$1,107
Operating margin	1.6%

Operating Results
Operating revenue per block hour	$1,138
Operating cost per block hour	$1,120
Block hours	59,756
Departures	34,435
Average daily utilization (block hours)	10.64
Average stage length (miles)	533
Number of operating aircraft (end of period)
CRJ-900	41
CRJ-200	19
Saab 340 B+	27

(1)	As previously discussed, the acquisition of Mesaba was completed on July 1, 2010. As such, results of operations for the three months ended March 31, 2010 are not presented.
(2)	In March 2011, Mesaba commenced turboprop operations under a new Pro-Rate agreement with US Airways and completed 5,093 ASMs (in thousands) with a 47.0% passenger load factor.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the three months ended March 31, 2011, Mesaba contributed operating revenues of $68.0 million and operating income of $1.1 million.  Mesaba’s results for the period were adversely affected by winter weather and the ALPA collective bargaining agreement.  As a result of Mesaba’s turboprop operations with Delta, Mesaba experienced unfavorable results due to increased labor costs, which were not reflected in the contracted rates under which revenues are earned by Mesaba.  In addition, Mesaba commenced turboprop operations under a new Pro-Rate agreement with US Airways in March 2011.  Mesaba incurred start-up expenses throughout the three months ended March 31, 2011 related to these new operations, and experienced low crew utilization as additional crews were added in preparation of this new business.

Colgan Operating Highlights

	Three Months Ended March 31,
	2011	2010	% Change
Financial Results (in thousands)
Regional airline services
Pro-Rate and EAS	$34,086	$32,144	6%
CPA	28,789	17,273	67%
Other revenue	8,543	5,411	58%
Total operating revenues	71,418	54,828	30%
Total operating expenses	69,369	55,867	24%
Operating income (loss)	$2,049	$(1,039)
Operating margin	2.9%	(1.9)%	4.8 pts.

Operating Results
Pro-Rate and EAS Agreements:
Revenue passengers (in thousands)	231	231	0%
RPMs (in thousands)	39,215	39,350	(0)%
ASMs (in thousands)	89,160	94,751	(6)%
Passenger load factor	44.0%	41.5%	2.5 pts.
Passenger yield (in cents)	86.92	81.69	6%
Operating revenue per ASM (in cents)	38.23	33.92	13%
Fuel consumption (in thousands of gallons)	2,213	2,371	(7)%
Average price per gallon	$3.16	$2.40	32%
Average fare	$148	$139	6%

Capacity Purchase Agreements:
Revenue passengers (in thousands)	462	324	43%
RPMs (in thousands)	146,138	94,250	55%
ASMs (in thousands)	247,676	145,909	70%
Passenger load factor	59.0%	64.6%	(5.6) pts.
Operating revenue per block hour	$1,671	$1,619	3%
Block hours	17,225	10,668	61%
Departures	10,873	7,027	55%

Total Colgan:
Average daily utilization (block hours)	7.43	6.88	8%
Average stage length (miles)	253	222	14%
Operating cost per ASM (in cents)	20.59	23.21	(11)%
Operating cost per block hour	$1,944	$1,865	4%
ASMs (in thousands)	336,836	240,660	40%
Block hours	35,676	29,951	19%
Departures	26,986	24,088	12%
Number of operating aircraft (end of period)
Saab 340	30	34	(12)%
Q400	28	14	100%

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

 Colgan Operating Revenue

Revenue earned under our Pro-Rate and EAS agreements increased $1.9 million, or 6%, during the three months ended March 31, 2011 as compared to the same period in 2010.  The increase is mainly due to the 6% increase in the average fare and the increase in Colgan’s passenger load factor, which resulted in an increase in revenue per available seat mile of 13% as compared to the same period in 2010.

Revenue under our Q400 CPA for the three months ended March 31, 2011 increased $11.5 million, or 67%, as compared to the same period in 2010 due to changes in rates, volume, and changes in pass-through costs.  The average number of Q400 aircraft in Colgan’s fleet for the three months ended March 31, 2011 increased by 62% compared to the same period in 2010.

Other revenue, which primarily consists of revenue earned by PinnPro for performing ground handling services for other airlines, increased $3.1 million, or 58%, for the three months ended March 31, 2011, as compared to the same period in the prior year.  Throughout 2010, PinnPro began performing third party ground handling services at several additional airports.

Colgan Operating Expenses

For the three months ended March 31, 2011, operating expenses increased $13.5 million, or 24%, as compared to the same period in 2010.  The increase is primarily attributable to the increase in our Q400 fleet, which caused increases in salaries, wages and benefits, depreciation expense, landing fees, crew training expense, and crew overnight accommodations expense.  Also, since the inception of the new collective bargaining agreement with our pilots, which increased their wage rates to industry standards, Colgan’s operating expenses increased $0.6 million.  Fuel expenses also increased as result of the 32% increase in the average price per gallon, slightly offset by a decrease in gallons consumed.

Liquidity and Capital Resources

We generate cash primarily by providing regional airline and related services to our code-share partners and passengers.  As of March 31, 2011, we had cash and cash equivalents of $79.7 million.  Net cash provided by operations was $13.0 million for the three months ended March 31, 2011.  We do not anticipate making federal income tax payments in 2011 due to the accelerated depreciation recognized for tax purposes related to our newly acquired CRJ-900 and Q400 aircraft.

We acquired six Q400 aircraft during the first quarter of 2010 and completed the related financings with EDC at a weighted average interest rate of 5.0%.  In 2011, we expect to take delivery of one Q400 aircraft in April and one Q400 aircraft in the third quarter.

Although we believe that our liquidity resources are adequate, we anticipate our balance of cash and cash equivalents to decrease in the second quarter of 2011 as we will pay a previously accrued one-time contract signing bonus of $10.9 million to our pilots, and we will take delivery of one Q400 aircraft, concurrently repaying the related pre-delivery payment financing facility.

Operating activities – Net cash provided by operating activities was $13.0 million and $40.9 million during the three months ended March 31, 2011 and 2010, respectively.  The decrease between 2011 and 2010 is primarily attributable to the approximately $38 million tax refund we received in February 2010.

Investing activities – Net cash used in investing activities was $4.7 million and $1.6 million during the three months ended March 31, 2011 and 2010, respectively.  This is primarily attributable to an increase of $0.8 million in cash purchases of property and equipment between periods and $3.1 million in cash pre-delivery payments for the one Q400 aircraft scheduled to deliver in the third quarter of 2011.  These outflows are partially offset by an increase of $0.8 million of cash proceeds from the sale of investments.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

We expect non-aircraft cash capital expenditures for the remainder of 2011 to be approximately $8 to $10 million, including cash purchases of aircraft parts.  We expect to fund the non-aircraft capital expenditures with existing cash resources, debt financings related to spare parts purchases, and cash flows generated from our operations.

 Financing activities – Net cash used in financing activities was $28.7 million for the three months ended March 31, 2011.  This was primarily related to $16.3 million for payments on our pre-delivery payment facility, $11.4 million of principal payments on debt obligations, and $1.0 million related to other financing activities.  Net cash used in financing activities for the three months ended March 31, 2010 totaled $38.9 million, primarily related to payments on debt, net of debt proceeds received.

Guarantees and indemnifications – We had $8.3 million and $8.2 million invested in demand deposit accounts and in other similar instruments at March 31, 2011 and December 31, 2010, respectively.  These deposit accounts are classified as restricted cash and used as collateral for standby letter of credit facilities that we maintain for various vendors.  As of March 31, 2011 and December 31, 2010, we had $7.8 million and $7.8 million of standby letters of credit outstanding, respectively.

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

Off-Balance Sheet Arrangements – None of our operating lease obligations are reflected on our consolidated balance sheets. We are responsible for all maintenance, insurance and other costs associated with these leased assets; however, the lease agreements do not include a residual value guarantee, fixed price purchase option or other similar guarantees.  We have no other material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Since the majority of our contracts are CPAs, our exposure to market risks such as commodity price risk (e.g., aircraft fuel prices) is primarily limited to our Pro-Rate operations, which comprised 12% of our consolidated revenues for the three months ended March 31, 2011.  We also have a variable rate loan, which is indexed to LIBOR.  With our Pro-Rate operations, our fleet expansion strategy, and our variable rate financing arrangement, we are exposed to commodity price and interest rate risks as discussed below.

Commodity Price Risk

Our Pro-Rate operations include exposure to certain market risks primarily related to aircraft fuel, which recently has been volatile.  Aircraft fuel expense is a significant expense for any air carrier, and even marginal changes in the cost of fuel greatly affect a carrier’s profitability.  Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply.  Slightly offsetting our fuel risk, one of our Pro-Rate agreements with United provides for an adjustment to the Pro-Rate revenue we receive based on projected changes in fuel prices.  For the projected annualized fuel consumption related to our Pro-Rate agreements, each ten percent change in the price of aircraft fuel from current levels would result in a change in annual fuel costs of approximately $3.5 million.

To mitigate the financial risk associated with dramatic short-term increases in fuel prices, we have a fuel hedging program, using out-of-the-money aircraft fuel call options for approximately 50% of our anticipated fuel consumption needs for our Pro-Rate operations from April through December 2011.

Interest Rate Risk

 We are exposed to interest rate risk from the time of entering into an aircraft purchase commitment until the delivery of aircraft, at which time we receive permanent, fixed-rate financing for each aircraft.  In January 2010, we entered into a purchase agreement for 15 firm Q400 aircraft with Bombardier.  Also, in December 2010, we exercised one additional option for delivery one Q400 aircraft.  Eight Q400 aircraft were delivered in 2010 and six Q400 aircraft were delivered during the three months ended March 31, 2011.  The remaining two Q400 aircraft will deliver in the second and third quarters of 2011. If interest rates were to rise by 100 basis points before we take delivery of the remaining two aircraft, aggregate interest expense in the first year of financing would increase by approximately $0.4 million.

We also have a long-term financing arrangement with C.I.T Leasing and funded by CIT Bank (the “Spare Parts Loan”). The Spare Parts Loan is secured by Pinnacle’s and Colgan’s pool of spare repairable, rotable and expendable parts and certain aircraft engines.  The interest rate for the Spare Parts Loan is a variable rate, which is indexed to LIBOR (subject to a floor) and was 8.0% as of March 31, 2011.  If current interest rates were to rise by 100 basis points, annual interest expense would not be affected.

Item 4. Controls and Procedures

The Company, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There has been no change in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Pinnacle, Mesaba, and Colgan are defendants in various ordinary and routine lawsuits incidental to our business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of our management, based on current information and legal advice, that the ultimate disposition of these suits will not have a material adverse effect on our consolidated financial statements as a whole.

September 11, 2001 Litigation – Colgan is a defendant in litigation resulting from the September 11, 2001 terrorist attacks.  The Company believes it will prevail in this litigation; any adverse outcome from this litigation is expected to be covered by insurance and would therefore have no material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Colgan Flight 3407 – On February 12, 2010, Colgan Flight 3407, operated for Continental under the Company’s Continental CPA, crashed in a neighborhood near the Buffalo Niagara International Airport in Buffalo, New York.  Several lawsuits related to this accident have been filed against the Company, and additional litigation is anticipated.  We carry aviation risk liability insurance and believe that this insurance is sufficient to cover any liability arising from this accident.

Item 1A.  Risk Factors

There are no material changes to the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

PINNACLE AIRLINES CORP.
By:	/s/ Donald J. Breeding
Donald J. Breeding
Date: May 5, 2011	President and Chief Executive Officer

By:	/s/ Peter D. Hunt
Peter D. Hunt
Date: May 5, 2011	Vice President and Chief Financial Officer