Form 10-Q
period 2011-06-30
PINNACLE AIRLINES CORP
filed 2011-08-04
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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

As of August 1, 2011, 19,108,665 shares of common stock were outstanding.

Part 1.  Financial Information

Item 1.  Financial Statements

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating revenues
Regional airline services	$314,722	$214,844	$608,140	$420,333
Other	5,388	3,876	10,153	6,467
Total operating revenues	320,110	218,720	618,293	426,800
Operating expenses
Salaries, wages and benefits	110,357	60,222	211,577	119,898
Aircraft rentals	34,491	30,004	68,533	60,055
Ground handling services	29,891	22,921	57,810	47,763
Aircraft maintenance, materials and repairs	41,927	27,747	81,800	55,067
Other rentals and landing fees	26,594	17,411	51,512	33,323
Aircraft fuel	10,871	6,727	18,182	12,420
Commissions and passenger related expense	6,894	5,194	12,519	9,624
Depreciation and amortization	12,838	8,793	25,271	17,634
Integration, severance, and contract implementation expenses	518	-	6,352	-
Other	35,420	19,932	68,149	38,551
Total operating expenses	309,801	198,951	601,705	394,335
Operating income	10,309	19,769	16,588	32,465
Nonoperating (expense) income
Interest expense, net	(13,274)	(8,810)	(25,762)	(18,601)
Miscellaneous income (expense), net	1,397	(1,231)	1,997	(1,279)
Total nonoperating expense	(11,877)	(10,041)	(23,765)	(19,880)
(Loss) income before income taxes	(1,568)	9,728	(7,177)	12,585
Income tax (expense) benefit	(799)	(3,841)	1,833	(5,006)
Net (loss) income	$(2,367)	$5,887	$(5,344)	$7,579

Basic (loss) earnings per share	$(0.13)	$0.32	$(0.29)	$0.42
Diluted (loss) earnings per share	$(0.13)	$0.32	$(0.29)	$0.41

Shares used in computing basic (loss) earnings per share	18,484	18,137	18,429	18,112
Shares used in computing diluted (loss) earnings per share	18,484	18,449	18,429	18,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$88,729	$100,084
Restricted cash	8,185	8,219
Receivables, net	36,687	39,401
Spare parts and supplies, net	36,618	34,195
Prepaid expenses and other assets	6,903	6,002
Deferred income taxes, net of allowance	12,322	14,832
Income taxes receivable	1,208	1,201
Total current assets	190,652	203,934
Property and equipment
Flight equipment	1,078,408	971,512
Aircraft pre-delivery payments	3,103	21,641
Other property and equipment	67,818	65,544
Less accumulated depreciation	(147,837)	(123,559)
Net property and equipment	1,001,492	935,138
Investments	1,418	1,852
Other assets, primarily insurance receivables	290,146	308,487
Debt issuance costs, net	5,210	4,799
Goodwill	22,282	22,282
Intangible assets, net	20,338	22,306
Total assets	$1,531,538	$1,498,798

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$62,667	$56,414
Pre-delivery payment facility	-	19,337
Accounts payable	57,671	44,389
Deferred revenue	25,567	26,530
Accrued expenses and other current liabilities	102,218	99,670
Total current liabilities	248,123	246,340

Long-term debt, less current maturities	732,398	664,290
Deferred revenue, net of current portion	146,874	158,800
Deferred income taxes, net of allowance	24,106	29,328
Other liabilities	265,317	280,547
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 23,635,425 and 23,145,908 shares issued in 2011 and 2010, respectively	236	231
Treasury stock, at cost, 4,585,670 and 4,493,327 shares in 2011 and 2010, respectively	(69,139)	(68,479)
Additional paid-in capital	126,956	124,652
Accumulated other comprehensive loss	(13,838)	(12,760)
Retained earnings	70,505	75,849
Total stockholders’ equity	114,720	119,493
Total liabilities and stockholders’ equity	$1,531,538	$1,498,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010

Operating activities
Net (loss) income	$(5,344)	$7,579
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29,181	20,562
Deferred income taxes	(2,026)	4,056
Recognition of deferred revenue	(13,697)	(14,255)
Other	2,893	4,409
Changes in operating assets and liabilities:
Receivables	2,714	(253)
Prepaid expenses and other assets	(2,145)	(19,776)
Spare parts and supplies	(3,671)	(2,480)
Income taxes receivable	(8)	38,918
Accounts payable and accrued expenses	16,657	3,242
Increase in deferred revenue	808	2,817
Cash provided by operating activities	25,362	44,819
Investing activities
Purchases of property and equipment	(6,498)	(3,223)
Aircraft pre-delivery payments	(3,103)	(5,344)
Proceeds from sales of investments	2,407	390
Proceeds from sale-leasebacks	5,800	-
Proceeds from sale of Beech aircraft	-	1,450
Cash used in investing activities	(1,394)	(6,727)
Financing activities
Proceeds from debt	13,409	10,000
Payments on debt	(27,449)	(28,050)
Payments on pre-delivery payment facility	(19,337)	-
Repurchase of senior convertible notes	-	(30,979)
Other financing activites	(1,946)	(1,627)
Cash used in financing activities	(35,323)	(50,656)
Net decrease in cash and cash equivalents	(11,355)	(12,564)
Cash and cash equivalents at beginning of period	100,084	91,574
Cash and cash equivalents at end of period	$88,729	$79,010
Noncash investing and financing activities
Property and equipment acquired through the issuance of debt	$123,472	$20,455
Debt retired and flight equipment disposed of through sale-leaseback transaction	$35,379	$-

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

All amounts contained in the notes to the condensed consolidated financial statements are presented in thousands, with the exception of years, per share amounts, and number of aircraft.  Certain reclassifications have been made to conform prior year financial information to the current period presentation.

Integration, severance, and contract implementation expenses: During the three and six months ended June 30, 2011, the Company incurred $518 and $6,352, respectively, in integration, severance, and contract implementation expenses, which is presented as a caption in the Company’s consolidated statements of operations.  As discussed in Note 8, Segment Reporting, these expenses are not allocated to the Company’s reportable segments.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

Integration expenses – Upon the Company’s acquisition of Mesaba on July 1, 2010, the Company announced an integration plan to transition all jet operations to Pinnacle, and to combine Colgan’s and Mesaba’s turboprop operations.  During the three months ended March 31, 2011, the Company began implementing the integration plan, which resulted in integration and severance expenses of $518 and $1,325 during the three and six months ended June 30, 2011, respectively.  Integration expenses include training, relocation and displacement of pilots, flight attendants and mechanics; information technology costs related to the integration of systems and operating processes; and relocation, retention and severance packages for management employees as the Company combines administrative functions.  Integration expenses during the three and six months ended June 30, 2011 included severance expenses of $389 and $720, respectively.  Accrued severance as of June 30, 2011 was $691.  The Company estimates total severance expenses under the integration plan of $2,000 to $3,000 for the year ended December 31, 2011.

Contract implementation expenses – During the three months ended March 31, 2011, the Company incurred $2,015 of costs associated with the implementation of its new collective bargaining agreement with the Air Line Pilots Association (“ALPA”), including adjustments to accrued vacation balances as well as a one-time payment to ALPA to reimburse professional fees associated with contract implementation.

Resignation of Chief Executive Officer – During the three months ended March 31, 2011, the Company incurred $3,012 associated with the resignation of its former Chief Executive Officer in March 2011, including the accrual of payments related to his two-year consulting agreement as well as the accelerated vesting of stock options and restricted stock awards.

Income Taxes:  For various reasons, the Company is currently unable to make a reliable estimate of its annual effective tax rate (“ETR”).  As a result, the Company has utilized its actual ETR for the six months ended June 30, 2011 as the best estimate of its annual ETR.  Utilizing this approach, the Company recorded an income tax benefit of $1,833 for the six months ended June 30, 2011.  Because the Company previously recorded an income tax benefit of $2,632 during the three months ended March 31, 2011, income tax expense of $799 was recorded during the three months ended June 30, 2011.

Revenue Recognition: The Company’s existing CPAs with Delta provide for a rate adjustment that is designed to increase rates to capture increases in pilot labor costs.  The Company entered into a collective bargaining agreement with ALPA in February 2011, resulting in an increase in pilot wages at the Company’s three subsidiaries.  The rate adjustment will be calculated and agreed to by the Company and Delta after February 2012.  As part of the rate adjustment, the Company will receive a one-time retroactive payment related to the prior 12 months for the increase in its pilot costs, inclusive of training and displacement related to the merging of Pinnacle’s and Mesaba’s jet operations.  During the three and six months ended June 30, 2011, the Company did not record revenue associated with this rate adjustment.  Revenue will be recorded upon final determination of the rate adjustment, which the Company expects to occur in 2012.

In addition, Mesaba operates Saab turboprop aircrafts under a CPA with Delta (“Saab DCA”).  The Saab DCA has a rate adjustment that is intended to capture increases in pilot and mechanic wage rates, which were effective January 1, 2011.  During the three months ended June 30, 2011, the Company reached a final determination of the rate adjustment with Delta and recorded $770 in additional revenue as a result of the rate adjustment, of which $430 pertained to the three months ended March 31, 2011.

The Company is currently engaged in a dispute with Delta regarding Delta’s obligation to reimburse certain heavy airframe maintenance costs.  See Note 7, Commitments and Contingencies, for further discussion.

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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

2.  (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income	$(2,367)	$5,887	$(5,344)	$7,579
Basic (loss) earnings per share	$(0.13)	$0.32	$(0.29)	$0.42
Diluted (loss) earnings per share	$(0.13)	$0.32	$(0.29)	$0.41

Share computation:
Weighted average number of shares outstanding for basic (loss) earnings per share	18,484	18,137	18,429	18,112
Share-based compensation (1)	-	312	-	342
Weighted average number of shares outstanding for diluted (loss) earnings per share	18,484	18,449	18,429	18,454

(1)
During the three and six months ended June 30, 2011, all options to acquire shares were excluded from the computation above as their impact was anti-dilutive.  During the three and six months ended June 30, 2010, options to acquire 1,362 and 1,328 shares, respectively,  were excluded from the computation above as their impact was anti-dilutive.

3.  Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of related taxes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income	$(2,367)	$5,887	$(5,344)	$7,579
Adjustments:
Recognition of prior service cost(1)	-	-	(1,990)	-
Net amortization of prior service cost and unrealized actuarial gain	(2)	(4)	2	(7)
Change in cash flow hedge unrealized loss	452	477	910	959
Total comprehensive (loss) income	$(1,917)	$6,360	$(6,422)	$8,531

(1)
During the three months ended March 31, 2011, the Company recognized $1,990 in prior service cost due to post-retirement benefits granted to Mesaba’s and Colgan’s pilots in connection with a joint collective bargaining agreement, which was executed on February 17, 2011 and is further discussed in Note 7, Commitments and Contingencies.

4. Investments

Classified as investments on the Company’s consolidated balance sheets, the Company owns call options on auction rate securities (“ARS Call Options”), which expire in August 2012.  The fair values of the ARS Call Options were estimated using a discounted cash flow model.  The model considered potential changes in yields for securities with similar characteristics to the underlying ARS and evaluated possible future refinancing opportunities for the issuers of the ARS.  The analysis then assessed the likelihood that the options would be exercisable as a result of the underlying ARS being redeemed or traded in a secondary market at an amount greater than the exercise price prior to the end of the option term.  Changes in the fair values of the ARS Call Options are marked-to-market through the condensed consolidated statement of operations.   The Company has determined that its ARS Call Options are classified in Level 3 of the fair value hierarchy.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

 The following table presents the Company’s ARS Call Options measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2011	2010
Balance at January 1	$1,852	$2,723

Unrealized losses, included in nonoperating expense	(285)	(299)
Realized gains on redemptions, included in nonoperating expense(1)	856	216
Net proceeds from redemptions (2)	(1,026)	(271)
Balance at March 31	$1,397	$2,369

Unrealized gains, included in nonoperating expense	198	239
Realized gains on redemptions, included in nonoperating expense(1)	1,204	98
Net proceeds from redemptions (2)	(1,381)	(119)
Balance at June 30	$1,418	$2,587

(1)	The Company determines the cost basis for ARS redemptions using the specific identification method.
(2)	Partial redemption of securities at par by the issuer.

5.  Borrowings

The following table summarizes the Company’s borrowings:

	As of June 30, 2011	As of December 31, 2010
Pre-delivery payment facility, current	$-	$19,337

Secured long-term debt:
Current maturities	62,667	56,414
Noncurrent maturities	732,398	664,290
Total long-term debt	795,065	720,704
Total borrowings	$795,065	$740,041

During the six months ended June 30, 2011, the Company acquired seven Q400 aircraft through the issuance of long-term debt with final maturities in 2026 and fixed interest rates of approximately 5.0%, and through repayments on the pre-delivery payment facility.

In June 2011, the Company completed a sale-leaseback transaction with Siemens Financial Services, Inc. that resulted in the sale of two Q400 aircraft, which were previously acquired by the Company in March 2011.  The proceeds of the sale were used to settle long-term debt and accrued interest of $35,818 and resulted in net cash proceeds of $5,800.  The ten-year leasebacks of the two Q400 aircraft are classified as operating leases.

During the three months ended June 30, 2011, the Company modified its loan financing agreement with C.I.T. Leasing and funded by CIT Bank (the “Spare Parts Loan”).  Pursuant to the agreement, the Company increased its financing under the Spare Parts Loan to $37,000 and extended the maturity date through December 2015.  The Spare Parts Loan is secured by Pinnacle, Colgan, and Mesaba spare repairable, rotable and expendable parts and certain aircraft engines.  As of June 30, 2011, and December 31, 2010, amounts outstanding under the Spare Parts Loan were $37,000 and $23,977, respectively.

The estimated fair value of the Company’s borrowings was $764,799 and $710,426 as of June 30, 2011, and December 31, 2010, respectively.  These estimates were based upon discounted future cash flows, using market rates for similar liabilities.

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

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Operating revenues	$282,577	$558,793
Income before income taxes	9,675	14,584
Net income	5,794	8,765
Diluted earnings per share	$0.31	$0.48

7. Commitments and Contingencies

Employees. The Company operates under several collective bargaining agreements with groups of its employees.

In March 2011, the Company reached a tentative agreement to amend its collective bargaining agreement with the United Steel Workers AFL-CIO (“USW”), the union representing Pinnacle’s flight attendants, to provide a five-year extension to the collective bargaining agreement that became amendable on January 31, 2011.  On April 15, 2011, Pinnacle’s flight attendants voted against ratification of the tentative agreement.  The Company and the USW have resumed negotiations.

On February 17, 2011, the Company entered into a collective bargaining agreement with ALPA.  The joint collective bargaining agreement covers pilots at all three of the Company’s subsidiaries.  The agreement: (1) increased compensation for the Company’s pilots; (2) included a one-time signing bonus of $10,100 ($10,873 inclusive of related payroll taxes); and (3) will become amendable on February 17, 2016.  The Company recognized the expense associated with the one-time signing bonus in 2010.

Disputes with Code-Share Partner.  During the three months ended June 30, 2011, Delta began disputing its obligation to fully reimburse Pinnacle for certain heavy airframe maintenance costs associated with the CRJ-200 ASA, an arrangement that has been in place since 2003. Delta also withheld approximately $700 from a payment to the Company. The Company firmly believes that the CRJ-200 ASA requires full reimbursement of actual airframe maintenance costs incurred. The Company and Delta have executed a “standstill” agreement, which currently extends through October 1, 2011.  Under the standstill agreement both parties agree that no further unilateral adjustments of payments to the Company will be made by Delta, and neither party will initiate legal action pertaining to the dispute. The Company is evaluating its potential remedies, and is discussing the matter with Delta. In the event the Company is unable to successfully resolve this matter through discussions with Delta, it may seek remedy through legal action after the expiration of the standstill agreement.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

As a result of this matter, in the three months ended June 30, 2011, the Company did not recognize revenue of approximately $1,250 related to reimbursement of heavy airframe maintenance costs.  While no specific claims have been made, Delta has asserted that the Company may owe Delta refunds for amounts related to airframe maintenance paid by Delta in prior periods.  No provision has been recorded in the consolidated financial statements for the prior period risk because the Company believes that it will prevail and consequently no loss is probable.  The range of reasonably possible loss for the three months ended March 31, 2011 is estimated to be as much as $1,300; however, an estimate or a range of the reasonably possible loss for periods preceding January 1, 2011 cannot be determined at this time because no specific claims have been made for amounts relating to prior periods and Delta has not fully articulated the basis for its position.

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

The Company expects that its levels of insurance coverage (subject to deductibles) would be adequate to cover most tort liabilities and related indemnities described above with respect to aircraft it operates and real estate it leases.  The Company does not expect the potential amount of future payments under the foregoing indemnities and agreements to be material.

Litigation Contingencies.  Colgan is a defendant in litigation related to the September 11, 2001 terrorist attacks.  The Company expects that any adverse outcome from this litigation will be covered by insurance, and therefore, will have no material adverse effect on the Company’s condensed consolidated financial statements as a whole.

On February 12, 2009, Colgan Flight 3407 crashed in a neighborhood near the Buffalo Niagara International Airport in Buffalo, New York.  Several lawsuits related to this accident have been filed against the Company.  The Company carries aviation risk liability insurance and believes that this insurance is sufficient to cover any liability arising from this accident.

The Company has recorded a related liability of approximately $256,000 in other non-current liabilities on its consolidated balance sheet at June 30, 2011 related to potential claims associated with this accident.  This liability is offset in its entirety by a corresponding long-term receivable, recorded in other noncurrent assets on the consolidated balance sheet, which the Company expects to receive from insurance carriers as claims are resolved.  These estimates may be revised as additional information becomes available.

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

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

During the three months ended March 31, 2011, the Company modified its reportable segments to include the results of its ground handling services division, PinnPro Professional Ground Services (“PinnPro”), in its Colgan subsidiary.  PinnPro provides ground handling functions to Pinnacle and Colgan, in addition to other airlines.  Amounts related to PinnPro had previously been included in Pinnacle’s results.  This change was made because ground handling at the majority of Pinnacle’s service cities is now outsourced to third parties, whereas PinnPro performs ground handling services at many of Colgan’s service cities.  As a result of this change, operating revenues of $5,803 and $11,158 and operating income of $990 and $1,918, respectively, for the three and six months ended June 30, 2010 have been reclassified from the Pinnacle reportable segment to the Colgan reportable segment.  For the three and six months ended June 30, 2011, PinnPro had operating revenues of $8,512 and $17,010 and operating income of $2,332 and $4,244, respectively.  All intercompany amounts related to PinnPro are eliminated in consolidation.

During the six months ended June 30, 2011, 76% and 19%, respectively, of the Company’s operating revenues were earned under code-share agreements with Delta and United, respectively.  The following table represents the Company’s operating revenues and operating income (loss) by segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenues:
Pinnacle	$167,374	$157,301	$329,909	$313,629
Mesaba	73,326	-	141,358	-
Colgan	82,676	63,672	154,094	118,500
Intercompany eliminations	(3,266)	(2,253)	(7,068)	(5,329)
Consolidated	$320,110	$218,720	$618,293	$426,800

Operating income (loss):
Pinnacle	$2,949	$15,823	$11,906	$29,558
Mesaba	1,767	-	2,874	-
Colgan	6,111	3,946	8,160	2,907
Unallocated(1)	(518)	-	(6,352)	-
Consolidated	$10,309	$19,769	$16,588	$32,465

(1)
As discussed in Note 1, Description of Business and Basis of Presentation, the Company incurred integration, severance, and contract implementation expenses, which are not being allocated to the Company’s reportable segments.

The following table represents the Company’s total assets by segment:
	June 30, 2011	December 31, 2010
Total assets:
Pinnacle	$508,457	$516,991
Mesaba	113,997	115,497
Colgan	844,447	780,131
Unallocated	64,637	86,179
Consolidated	$1,531,538	$1,498,798

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

Many important factors, in addition to those discussed in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of the potential factors that could affect our results are described in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition under “Outlook.”  In light of these risks and uncertainties, and others not described in this Report, the forward-looking events discussed in this Report might not occur, might occur at a different time, or might cause effects of a different magnitude or direction than presently anticipated.

General

The following discussion and analysis by management describes the principal factors affecting the Company’s results of operations, liquidity, capital resources and contractual cash obligations.  This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”), which include additional information about our business practices, significant accounting policies, risk factors and the transactions that underlie our financial results.

Our website address is www.pncl.com.  All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Outlook

We entered into a joint collective bargaining agreement with the Air Line Pilots Association (“ALPA”) during February 2011 covering the pilots at all three of our operating subsidiaries.  The new agreement contains substantial salary and benefits increases for our pilots, bringing their total compensation in line with the average for airlines with similarly sized aircraft.  As a result, for the three and six months ended June 30, 2011, the new agreement increased our salaries, wages and benefits costs by $5.7 million and $8.8 million, respectively, and we expect our total pilot costs to increase by approximately $19 million during 2011.

In connection with our acquisition of Mesaba, we modified our existing capacity purchase agreements with Delta to provide for a rate adjustment that is designed to increase our rates under all of our capacity purchase agreements with Delta commensurate with the increase in pilot labor costs related to our Delta operations.  The rate adjustment will be calculated and agreed to by us and Delta 12 months after Pinnacle’s and Mesaba’s pilots are covered under a joint collective bargaining agreement, which occurred in February 2011.  As part of the rate adjustment, we will receive a one-time retroactive payment related to the prior 12 months for the increase in our pilot costs, inclusive of training and displacement related to the merging of Pinnacle’s and Mesaba’s jet operations.  In addition, we will receive a prospective adjustment payable for future periods such that our rates pertaining to pilot costs will be approximately equivalent to our actual pilot costs at the time of the rate adjustment.  While we will not receive any cash payments related to these adjustments from Delta until 2012, we currently estimate that the one-time retroactive adjustment related to the 12 months ended March 2012 could be as much as $18 to $20 million depending on the level of training for integration, and the prospective rate increase that would begin in March 2012 could be as much as $14 to $17 million annually.  No assurances can be made that the amount of the rate adjustments ultimately agreed to with Delta will equal our current estimates.  We have not recorded any revenue associated with these rate adjustments in 2011, and we do not expect to recognize any of this revenue until 2012 upon the final determination of the amount with Delta.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Upon acquiring Mesaba, we announced that our long-term plan for our operating structure is to transition all jet flying to Pinnacle, and to combine Colgan and Mesaba’s turboprop operations.  We believe that realigning the common fleet types of Pinnacle, Mesaba and Colgan into two strong regional airlines also will provide for the most efficient and reliable regional operations for our partners.  Implementation of our integration plan is subject to FAA approval, which we expect to obtain during the second half of 2011.  We currently anticipate that completion of our integration will take 12 to 18 months after approval by the Federal Aviation Administration (“FAA”).

Our integration plan currently includes three main phases.  First, during the second half of 2011, we intend to move Mesaba’s jets to Pinnacle’s carrier certificate.  This process will entail not only integrating flight manuals with the Federal Aviation Administration (“FAA”), but also streamlining processes and procedures for flight crew and maintenance personnel.  Second, due to Delta’s recent announcement that it intends to wind down its turboprop operations in Essential Air Service (“EAS”) markets, we have modified our strategy for combining Colgan’s and Mesaba’s turboprop operations in a manner that we believe will reduce integration related expenses.  Originally, our intent was to merge Colgan into the Mesaba certificate.  However, we now intend to have Mesaba wind down its Saab operations with Delta through the end of 2011.  We will also transfer Mesaba’s US Airways Express Saab operations at New York’s LaGuardia Airport (“LaGuardia”) (discussed below) to Colgan during the second half of 2011.  Once we have completed these two milestones, we will simultaneously terminate Mesaba’s carrier certificate and change the name on the Colgan certificate to Mesaba.

Our implementation plan, as outlined above, includes significant one-time costs associated with training, relocation and displacement for our pilots, flight attendants and mechanics; information technology costs related to the integration of systems and operating processes; and relocation, retention and severance packages for management employees as we combine administrative functions.  As previously discussed, for the three and six months ended June 30, 2011, we incurred $0.5 million and $1.3 million, respectively, in integration costs.  We currently estimate that these one-time integration costs will total approximately $12 to $14 million during 2011 and 2012.

During the six months ended June 30, 2011, we incurred $3.7 million in operating performance penalties, an increase of $3.0 million over the same period in 2010.  The performance penalties we have incurred through June 30, 2011 have been driven by a decrease in our completion factor, which was not only due to a challenging winter season, but also due to scheduling changes by our code-share partners and a pilot shortage at our operating subsidiaries.  Throughout the first half of 2011, we have significantly increased pilot staffing levels by ramping up both our recruitment efforts and our training programs to address these performance-related issues.  We have also reallocated our crews in order to meet the scheduling needs of our code-share partners.  We expect to realize the benefits from these investments during the fourth quarter of 2011, and we anticipate achieving operational stability by that period.

In March 2011, we began operating seven leased Saab 340B+ aircraft within our Pro-Rate operations with scheduled service at New York’s LaGuardia Airport as a US Airways Express carrier.  This increase in service was driven by the delay in the transfer of the bulk of US Airways’ regional takeoff and landing slots at LaGuardia to Delta (the “LaGuardia Slot Swap”).  While we expect these operations to continue at least through the end of 2011, our agreement with US Airways is designed to be temporary, and we will end service at LaGuardia upon the Department of Transportation’s (“DOT”) final approval of the LaGuardia Slot Swap between US Airways and Delta, which is anticipated to occur by the end of 2011.  Upon final approval by the DOT, the implementation of the Slot Swap is expected to take place in 2012.

As previously discussed in Note 7, Commitments and Contingencies, in Item 1 of our Form 10-Q, on April 15, 2011, Pinnacle’s flight attendants voted against ratification of the tentative agreement.  We have resumed negotiations with the United Steel Workers AFL-CIO.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following represents our results of operations, on a consolidated basis and by segment, for the three and six months ended June 30, 2011, and discussion of our results of operations as compared to the same periods in 2010.

Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Total operating revenues	$320,110	$218,720	46%	$618,293	$426,800	45%
Total operating expenses	309,801	198,951	56%	601,705	394,335	53%
Operating income	10,309	19,769	(48)%	16,588	32,465	(49)%
Operating margin	3.2%	9.0%	(5.8) pts.	2.7%	7.6%	(4.9) pts.
Total nonoperating expense	(11,877)	(10,041)	18%	(23,765)	(19,880)	20%
(Loss) income before income taxes	(1,568)	9,728		(7,177)	12,585
Income tax (expense) benefit	(799)	(3,841)		1,833	(5,006)
Net (loss) income	$(2,367)	$5,887		$(5,344)	$7,579

Our consolidated operating income of $10.3 million and $16.6 million during the three and six months ended June 30, 2011 decreased by $9.5 million, or 48%, and $15.9 million, or 49%, respectively, as compared to the same periods in 2010.   The changes in consolidated operating income are primarily attributable to:

•
increases in pilot labor costs under the new collective bargaining agreement with ALPA, decreasing consolidated operating income by $5.7 million and $8.8 million during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010;

•
increases in crew-related expenses, including premium pay, hiring, training, and crew overnight accommodations, as a result of the reallocation of our crews based on scheduling changes by our code-share partners, decreasing consolidated operating income by $3.8 million and $4.7 million during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010;

•
increases in performance penalties, which are recorded as reductions in revenue, incurred under our operating contracts primarily as a result of the pilot reallocation discussed above, decreasing operating income by $2.5 million and $3.0 million during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010;

•
increases in fuel expenses incurred under our Pro-Rate operations at Colgan of $2.1 million and $3.8 million, respectively, due to increases of 35% and 33% in the price per gallon of aircraft fuel during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010;

•
expenses attributable to integration, severance, and contract implementation resulted in decreases in operating income of $0.5 million and $6.4 million during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010; and

•
the acquisition of Mesaba on July 1, 2010, which resulted in the contribution of $1.8 million and $2.9 million in operating income during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.

        These changes are discussed in greater detail below and within our segmented results of operations.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Operating Revenues

Operating revenues of $320.1 million and $618.3 million for the three and six months ended June 30, 2011 increased by $101.4 million, or 46%, and $191.5 million, or 45%, respectively, as compared to the same periods in 2010.  The increase in operating revenues was mainly attributable to the acquisition of Mesaba, which contributed additional revenue of $73.3 million and $141.4 million during the three and six months ended June 30, 2011, respectively, as well as the increase in our Q400 fleet size and the year-over-year increase in the rates earned under our operating contracts.  (These changes are discussed in greater detail within our segmented results of operations.)

Our operating contracts fall under two categories: capacity purchase agreements (“CPA”) and revenue pro-rate agreements (“Pro-Rate”).  Changes in our CPA related operating revenue are primarily caused by changes in our operating fleet size, our aircraft utilization, rates earned under our operating contracts, and costs that are directly reimbursed by our partners.  Changes in our Pro-Rate related operating revenue are primarily caused by changes in the scope of our Pro-Rate operations, and by the average load factor, average passenger fare, and average incentive payments we receive from our partners and under our Essential Air Service (“EAS”) agreements.

Operating Expenses

For the three and six months ended June 30, 2011, operating expenses increased by $110.9 million, or 56%, and $207.4 million, or 53%, respectively, as compared to the same periods in 2010.  The increase in operating expenses is primarily attributable to the acquisition of Mesaba, which contributed additional operating expenses of $71.6 million and $138.5 million, respectively, during the three and six months ended June 30, 2011. The increase in our operating expenses was also largely attributable to the growth in Colgan’s operating fleet of Q400 aircraft and a 35% and 33% increase in the price per gallon of aircraft fuel during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.

In addition, we incurred approximately $0.5 million and $6.4 million during the three and six months ended June 30, 2011, respectively, in integration, severance, and contract implementation costs.  These expenses are not allocated to our reportable segments.  See Note 1, Description of Business and Basis of Presentation, in Item 1 of this Form 10-Q, for a more detailed description of these items.

Since the inception of the new collective bargaining agreement with our pilots, which commenced February 17, 2011, our operating expenses also increased by $8.8 million due to increases in wage rates earned by our pilots, of which $5.7 million pertained to the three months ended June 30, 2011.

Also, we experienced increases in crew-related expenses, including premium pay, hiring, training, and crew overnight accommodations, as a result of the reallocation of our crews based on scheduling changes by our code-share partners, increasing operating expenses by $3.8 million and $4.7 million during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.

The 35% and 33% increases in the price per gallon of aircraft fuel during the three and six months ended June 30, 2011, respectively, also negatively impacted the Colgan’s Pro-Rate operations by $2.1 million and $3.8 million, respectively.  (These changes and others are discussed in greater detail within our segmented results of operations.)

Nonoperating Expenses

Nonoperating expenses of $11.9 million for the three months ended June 30, 2011 increased by $1.8 million, or 18%, as compared to the same period in 2010.  Nonoperating expenses of $23.8 million for the six months ended June 30, 2011 increased by $3.9 million, or 20%, as compared to the same period in 2010.  These increases include interest expense of $1.7 million and $3.5 million, respectively, on the Promissory Note payable to Delta for the acquisition of Mesaba.  In addition, while our interest expense increased on borrowings associated with the Q400 aircraft placed in service since July 2010, such increase was fully offset by two primary factors.  We recorded gains of $1.4 million and $2.0 million on our ARS call options during the three and six months ended June 30, 2011, respectively, resulting in increases of $1.1 million and $1.7 million over gains recorded during the same periods in 2010.  During the second quarter of 2010, we also recorded a $1.5 million expense related to decreases in the fair value of our interest rate “swaptions.” Additionally, during the first quarter of 2010, we recognized interest expense on approximately $41 million of debt that was paid in full as of March 31, 2010.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Income Tax Expense

For the three and six months ended June 30, 2011, we recorded income tax expense of $0.8 million and income tax benefit of $1.8 million, respectively.  Due to various factors, a reliable estimate of our effective tax rate cannot be made.  Therefore, for the three and six months ended June 30, 2011, we have applied an actual effective tax rate for the year-to-date financial results as it represents a more reliable presentation of our income taxes. See Note 1, Description of Business and Basis of Presentation, in Item 1 of our Form 10-Q for more information.

Pinnacle Operating Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Financial Results (in thousands)
Regional airline services
CPAs	$167,277	$157,098	6%	$329,788	$313,170	5%
Other revenue	97	203	(52)%	121	459	(74)%
Total operating revenues	167,374	157,301	6%	329,909	313,629	5%
Total operating expenses	164,425	141,478	16%	318,003	284,071	12%
Operating income	$2,949	$15,823	(81)%	$11,906	$29,558	(60)%
Operating margin	1.8%	10.1%	(8.3) pts.	3.6%	9.4%	(5.8) pts.

Operating Results
Operating revenue per block hour	$1,538	$1,452	6%	$1,524	$1,471	4%
Operating cost per block hour	$1,511	$1,305	16%	$1,469	$1,333	10%
Block hours	108,797	108,371	0%	216,431	213,138	2%
Departures	68,847	70,483	(2)%	135,051	137,058	(1)%
Average daily utilization (block hours)	8.46	8.39	1%	8.44	8.29	2%
Average stage length (miles)	426	420	1%	424	420	1%
Number of operating aircraft (end of period):
CRJ-200	124	126	(2)%
CRJ-900	16	16	0%

Historically, the revenue and expenses related to PinnPro Professional Ground Services (“PinnPro”) have been included in Pinnacle’s results of operations.  However, effective January 1, 2011, amounts related to PinnPro are now included in Colgan’s results of operations.  As discussed in Note 8, Segment Reporting, in Item 1 of our Form 10-Q, prior year operating revenues and expenses related to PinnPro that were previously included in Pinnacle’s results of operations are re-presented to be included in Colgan’s results of operations.

Pinnacle Operating Revenues

Revenue earned under our CPAs increased by $10.2 million, or 6%, and $16.6 million, or 5%, respectively, for the three and six months ended June 30, 2011 as compared to the same periods in 2010.  During the three and six month period ended June 30, 2011, revenue increased by approximately $4.0 million and $8.0 million, respectively, as a result of the annual Producers Price Index rate adjustment in our CPAs with Delta.  The remaining increase is primarily related to increases in certain reimbursable expenses, which are discussed below.  This increase is offset by increases in certain operating performance penalties, which are recorded as reductions to revenue.

Pinnacle Operating Expenses

For the three and six months ended June 30, 2011, operating expenses increased by $22.9 million, or 16%, and $33.9 million, or 12%, respectively, as compared to the same periods in 2010.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

As a result of the February 17, 2011 ratification of the new collective bargaining agreement with ALPA, Pinnacle’s operating expenses increased by $3.3 million and $5.3 million for the three and six months ended June 30, 2011, respectively.  This amount consists of wage rate increases for the pilots for the period from the ratification date through June 30, 2011.  Crew-related expenses, including premium pay, hiring, training, and crew overnight accommodations, increased $3.6 and $4.0 million during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010, as a result of the reallocation of Pinnacle crews based on Delta scheduling changes.  We expect these trends to continue throughout the year.

During the three and six months ended June 30, 2011, Pinnacle also experienced increases of $7.2 million and $12.2 million, respectively, in reimbursable maintenance expenses, which were primarily related to the aging of its fleet.  Offsetting the increase in maintenance expenses were decreases of $1.1 and $5.0 million during the three and six months ended June 30, 2011, respectively, in reimbursable deicing services and passenger liability insurance premiums.  In 2010, Delta commenced paying deicing services on Pinnacle’s behalf.

Ground handling expenses in cities where we previously provided our own services increased $4.1 million and $6.7 million during the three and six months ended June 30, 2011, respectively, due to a significant change in the mix of cities served, resulting in a net increase in ground handling costs and a related net increase in revenue.

Mesaba Operating Highlights

	Three Months Ended June 30, 2011(1)	Six Months Ended June 30, 2011(1)
Financial Results (in thousands)
Regional airline services
CPAs	$65,868	$132,817
Pro-Rate	7,458	8,541
Total operating revenues	73,326	141,358
Total operating expenses	71,559	138,484
Operating income	$1,767	$2,874
Operating margin	2.4%	2.0%
Operating Results
Operating revenue per block hour	$1,208	$1,173
Operating cost per block hour	$1,178	$1,149
Block hours	60,755	120,511
Departures	36,525	70,960
Average daily utilization (block hours)	7.79	7.81
Average stage length (miles)	516	532
Number of operating aircraft (end of period)
CRJ-900	41
CRJ-200	21
Saab 340 B+	23

(1)	As previously discussed, the acquisition of Mesaba was completed on July 1, 2010. As such, results of operations for the three and six months ended June 30, 2010 are not presented.

For the three and six months ended June 30, 2011, Mesaba contributed operating revenues of $73.3 million and $141.4 million, respectively, and operating income of $1.8 million and $2.9 million, respectively.  Mesaba’s results were adversely affected by the ALPA collective bargaining agreement, which increased regional jet pilot-related expenses by $0.7 million and $1.4 million during the three and six months ended June 30, 2011, as compared to the same periods in 2010.  We expect this trend to continue throughout the year.

In addition, Mesaba commenced turboprop operations under a new Pro-Rate agreement with US Airways in March 2011.  As a result of the new agreement, Mesaba incurred start-up expenses related to these new operations, experienced low crew utilization, and incurred high fuel costs.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

During the second quarter of 2011, we reached a final determination with Delta of the Saab DCA rate adjustment, which is intended to capture increases in Saab pilot and mechanic wages.  As a result, Mesaba recognized $0.8 million in additional revenue, of which $0.4 million pertained to the first quarter of 2011.

Colgan Operating Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Financial Results (in thousands)
Regional airline services
Pro-Rate and EAS	$39,334	$38,968	1%	$73,420	$71,112	3%
CPA	34,785	18,778	85%	63,574	36,051	76%
Other revenue	8,557	5,926	44%	17,100	11,337	51%
Total operating revenues	82,676	63,672	30%	154,094	118,500	30%
Total operating expenses	76,565	59,726	28%	145,934	115,593	26%
Operating income	$6,111	$3,946		$8,160	$2,907
Operating margin	7.4%	6.2%	1.2 pts.	5.3%	2.5%	2.8 pts.

Operating Results
Pro-Rate and EAS Agreements:
Revenue passengers (in thousands)	275	301	(9)%	506	532	(5)%
RPMs (in thousands)	46,903	51,554	(9)%	86,118	90,904	(5)%
ASMs (in thousands)	94,108	104,764	(10)%	183,268	199,515	(8)%
Passenger load factor	49.8%	49.2%	0.6 pts.	47.0%	45.6%	1.4 pts.
Passenger yield (in cents)	83.86	75.59	11%	85.26	78.23	9%
Operating revenue per ASM (in cents)	41.80	37.20	12%	40.06	35.64	12%
Fuel consumption (in thousands of gallons)	2,305	2,530	(9)%	4,518	4,901	(8)%
Average price per gallon	$3.58	$2.66	35%	$3.37	$2.53	33%
Average fare	$143	$129	11%	$145	$134	8%

Capacity Purchase Agreements:
Revenue passengers (in thousands)	754	410	84%	1,216	734	66%
RPMs (in thousands)	239,777	124,271	93%	385,915	218,521	77%
ASMs (in thousands)	343,060	173,319	98%	590,736	319,228	85%
Passenger load factor	69.9%	71.7%	(1.8) pts.	65.3%	68.5%	(3.2) pts.
Operating revenue per block hour	$1,564	$1,590	(2)%	$1,611	$1,604	0%
Block hours	22,244	11,809	88%	39,469	22,477	76%
Departures	14,781	7,939	86%	25,654	14,966	71%

Total Colgan:
Average daily utilization (block hours)	7.54	7.51	0%	7.32	7.20	2%
Average stage length (miles)	262	229	14%	258	226	14%
Operating cost per ASM (in cents)	17.51	21.48	(18)%	18.85	22.28	(15)%
Operating cost per block hour	$1,829	$1,821	0%	$1,882	$1,842	2%
ASMs (in thousands)	437,168	278,083	57%	774,004	518,743	49%
Block hours	41,862	32,795	28%	77,538	62,746	24%
Departures	31,854	26,783	19%	58,840	50,871	16%
Number of operating aircraft (end of period)
Saab 340	32	34	(6)%
Q400	29	14	107%

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Colgan Operating Revenue

Revenue earned under our Pro-Rate and EAS agreements increased by $0.4 million, or 1%, and $2.3 million, or 3%, during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.  The increase is mainly due to 11% and 8% increases in the average fare for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.  In addition, Colgan’s passenger load factor increased, which resulted in an increase in revenue per available seat mile of 12% for the three and six months ended June 30, 2011, as compared to the same periods in 2010.  These increases were partially offset by the decrease in the scope of Colgan’s Pro-Rate operations.

Revenue earned under our Q400 CPA for the three and six months ended June 30, 2011, increased $16.0 million, or 85%, and $27.5 million, or 76%, respectively, as compared to the same periods in 2010 due to changes in rates, volume, and changes in pass-through costs.  The average number of Q400 aircraft in Colgan’s fleet for the three and six months ended June 30, 2011 increased by 105% and 84%, respectively, as compared to the same periods in 2010.

Other revenue, which primarily consists of revenue earned by PinnPro for performing ground handling services for other airlines, increased by $2.6 million, or 44%, and $5.8 million, or 51%, respectively, for the three and six months ended June 30, 2011, as compared to the same periods in the prior year.  The increase in revenue is mainly attributable to PinnPro performing third party ground handling services at several additional airports.

Colgan Operating Expenses

For the three and six months ended June 30, 2011, operating expenses increased $16.8 million, or 28%, and $30.3 million, or 26%, respectively, as compared to the same periods in 2010.  The increase is primarily attributable to the growth of our operating fleet of Q400 aircraft, which caused increases in salaries, wages and benefits, depreciation expense, landing fees, crew training expense, and crew overnight accommodations expense.  Aircraft fuel expense increased 35% and 33% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.  The increase is related to the increase in the average price of fuel, which is partially offset by decreases of 9% and 8% in the number of gallons consumed for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.

Lastly, since the inception of the new collective bargaining agreement with ALPA, which increased pilot wage rates to industry standards, Colgan’s operating expenses increased by $1.7 million and $2.1 million during the three and six months ended June 30, 2011, as compared to the same periods in 2010.

Liquidity and Capital Resources

We generate cash primarily by providing regional airline and related services to our code-share partners and passengers.  As of June 30, 2011, we had cash and cash equivalents of $88.7 million.  Net cash provided by operations was $25.4 million for the six months ended June 30, 2011.  We do not anticipate making federal income tax payments in 2011 due to the accelerated depreciation recognized for tax purposes related to our CRJ-900 and Q400 aircraft.

We acquired six and one Q400 aircraft during the first and second quarters of 2011, respectively, and completed the related financings at a weighted average interest rate of 5.0%.  We expect to take delivery of one additional Q400 aircraft in August 2011.

In June 2011, we completed a sale-leaseback transaction with Siemens Financial Services, Inc. that resulted in the sale of two Q400 aircraft, which had been acquired by the Company in 2011.  The proceeds of the sale were used to settle long-term debt and accrued interest of $35.8 million and resulted in net cash proceeds of $5.8 million.  The net cash proceeds were used to increase working capital and mitigate the level of residual value risk in our Q400 fleet.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

During the second quarter of 2011, we also modified our loan financing agreement with C.I.T. Leasing and funded by CIT Bank (the “Spare Parts Loan”).  We increased our financing under the Spare Parts Loan to $37.0 million, which resulted in net cash proceeds of $13.4 million, and we extended the maturity date through December 2015.  A portion of the Spare Parts Loan is subject to a fixed interest rate of 7.25%.  The remainder of the Spare Parts Loan is subject to a variable interest rate, which for the first interest period is indexed to Libor and was 6.25% as of June 30, 2011.  The Spare Parts Loan is secured by spare repairable, rotable and expendable parts and certain aircraft engines at all three airlines.  The net cash proceeds were used to increase working capital.

Operating activities – Net cash provided by operating activities was $25.4 million and $44.8 million during the six months ended June 30, 2011 and 2010, respectively.  The decrease between 2011 and 2010 is primarily attributable to the approximately $38 million tax refund we received in February 2010.

Investing activities – Net cash used in investing activities was $1.4 million and $6.7 million during the six months ended June 30, 2011 and 2010, respectively.  While cash purchases of property and equipment increased $3.3 million between periods, such increase was offset by cash inflows from the sale-leaseback of two Q400 aircraft, which generated net cash proceeds of $5.8 million, and an increase of $2.0 million in cash proceeds from redemptions on our ARS call options.

We expect non-aircraft cash capital expenditures for the remainder of 2011 to be approximately $6 to $8 million, including cash purchases of aircraft parts.  We expect to fund the non-aircraft capital expenditures with existing cash resources, debt financings related to spare parts purchases, and cash flows generated from our operations.

 Financing activities – Net cash used in financing activities was $35.3 million for the six months ended June 30, 2011.  This was primarily related to $19.3 million for payments on our pre-delivery payment facility, $27.4 million of principal payments on debt obligations, and $1.9 million related to other financing activities.  These related debt payments are partially offset by $13.4 million in net cash proceeds related to the modification of the Spare Parts Loan.  Net cash used in financing activities for the six months ended June 30, 2010 totaled $50.7 million, primarily related to payments on debt as we retired our senior convertible notes in February 2010.

Guarantees and indemnifications – We had $8.2 million invested in demand deposit accounts and in other similar instruments at June 30, 2011 and December 31, 2010, respectively.  These deposit accounts are classified as restricted cash and used as collateral for standby letter of credit facilities that we maintain for various vendors.  As of June 30, 2011 and December 31, 2010, we had $7.9 million and $7.8 million of standby letters of credit outstanding, respectively.

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

In our aircraft lease and loan agreements, we typically indemnify the prime lessor, financing parties, trustees acting on their behalf, and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation, and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct.

We expect that we would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate we lease and aircraft we operate.  We do not expect the potential amount of future payments under the foregoing indemnities and agreements to be material.

Off-Balance Sheet Arrangements – None of our operating lease obligations are reflected on our consolidated balance sheets. We are responsible for all maintenance, insurance and other costs associated with these leased assets; however, the lease agreements do not include a residual value guarantee, fixed price purchase option, or other similar guarantees.  We have no other material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Since the majority of our contracts are CPAs, our exposure to market risks such as commodity price risk (e.g., aircraft fuel prices) is primarily limited to our Pro-Rate operations, which comprised 15% and 13% of our consolidated revenues for the three and six months ended June 30, 2011, respectively.  We also have a variable rate loan, which is indexed to LIBOR.  With our Pro-Rate operations, our fleet expansion strategy, and our variable rate financing arrangement, we are exposed to commodity price and interest rate risks as discussed below.

Commodity Price Risk

Our Pro-Rate operations include exposure to certain market risks primarily related to aircraft fuel, which recently has been volatile.  Aircraft fuel expense is a significant expense for any air carrier, and even marginal changes in the cost of fuel greatly affect a carrier’s profitability.  Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply.  Slightly offsetting our fuel risk, one of our Pro-Rate agreements with United provides for an adjustment to the Pro-Rate revenue we receive based on projected changes in fuel prices.  For the projected annualized fuel consumption related to our Pro-Rate agreements, each ten percent change in the price of aircraft fuel from current levels would result in a change in annual fuel costs of approximately $3.8 million.

To mitigate the financial risk associated with dramatic short-term increases in fuel prices, we have a fuel hedging program, using out-of-the-money aircraft fuel call options for approximately 62% of our anticipated fuel consumption needs for our Pro-Rate operations from July through December 2011.

Interest Rate Risk

 We are exposed to interest rate risk from the time of entering into an aircraft purchase commitment until the delivery of aircraft, at which time we receive permanent, fixed-rate financing for each aircraft.  In January 2010, we entered into a purchase agreement for 15 firm Q400 aircraft with Bombardier.  Also, in December 2010, we exercised one additional option for delivery of one Q400 aircraft.  Eight Q400 aircraft were delivered in 2010 and seven Q400 aircraft were delivered during the six months ended June 30, 2011.  The remaining one Q400 aircraft will be delivered in August 2011.  If interest rates were to rise by 100 basis points before we take delivery of the remaining aircraft, aggregate interest expense in the first year of financing would increase by approximately $0.2 million.

We also have a long-term financing arrangement with C.I.T. Leasing and funded by CIT Bank (the “Spare Parts Loan”). The Spare Parts Loan is secured by Pinnacle, Colgan and Mesaba spare repairable, rotable and expendable parts and certain aircraft engines.   While a portion of the Spare Parts Loan is subject to a fixed interest rate of 7.25%, the other portion of the Spare Parts Loan is set at a variable rate, which is indexed to LIBOR (subject to a floor) and was 6.25% as of June 30, 2011.  If current interest rates were to rise by 100 basis points, annual interest expense would increase by $0.1 million.

Item 4. Controls and Procedures

The Company, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Colgan Flight 3407 – On February 12, 2009, Colgan Flight 3407, operated for Continental under the Company’s Continental CPA, crashed in a neighborhood near the Buffalo Niagara International Airport in Buffalo, New York.  Several lawsuits related to this accident have been filed against the Company, and additional litigation is anticipated.  We carry aviation risk liability insurance and believe that this insurance is sufficient to cover any liability arising from this accident.

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

Exhibit
Number                      Description
31.1*                      Certification of Chief Executive Officer
31.2*                      Certification of Chief Financial Officer
32*                         Certifications of Chief Executive Officer and Chief Financial Officer
10.87*+	Aircraft sale agreement, dated as of June 17, 2011, between Colgan Air, Inc. and Wells Fargo Bank Northwest, National Association
10.88*+	Aircraft Lease Agreement, dated as of June 17, 2011, between the lessor Wells Fargo Bank Northwest, National Association and the lessee, Colgan Air, Inc.
10.89*+	Guaranty, dated as of June 17, 2011 made by Pinnacle Airlines Corp. for the aircraft lease agreement, between Colgan Air, Inc. and Wells Fargo Bank Northwest, National Association
10.90*+	Equipment Mortgage and Security Agreement, dated as of June 24, 2011, between the grantor, Mesaba Aviation, Inc. and in favor of C.I.T. Leasing Corporation as collateral agent
10.91*
Supplement No. 1, dated as of June 24, 2011, to the Equipment Mortgage and Security Agreement, between the grantor Mesaba Aviation, Inc. and in favor of C.I.T. Leasing Corporation as collateral agent, dated as of June 24, 2011.

10.92*	Substitute Term Loan A Note, dated as June 24, 2011, between Pinnacle Airlines Inc., Colgan Air Inc., and Mesaba Aviation, Inc., C.I.T Leasing Corporation, and CIT Bank.
10.93*	Term Loan B Note, dated as of June 24, 2011, between Pinnacle Airlines Inc., Colgan Air, Inc., and Mesaba Aviation, Inc., C.I.T Leasing Corporation, and CIT Bank.
10.94*+
Third Amendment, dated June 24, 2011, to the Credit Agreement by and among Pinnacle Airlines, Inc., Colgan Air, Inc. and Mesaba Aviation, Inc., C.I.T. Leasing Corporation, and CIT Bank, dated as of July 30, 2009.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*                 Filed herewith
+	Certain Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission.
**
              XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE AIRLINES CORP.
By:	/s/ Sean E. Menke
Sean E. Menke
Date: August 4, 2011	President and Chief Executive Officer

By:	/s/ Edward M. Christie III
Edward M. Christie III
Date: August 4, 2011	Vice President and Chief Financial Officer