Form 10-Q/A
period 2011-06-30
PINNACLE AIRLINES CORP
filed 2011-08-05
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

    The purpose of this Amendment No. 1 to Pinnacle Airlines Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 4, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

    No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

    Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Index of Exhibits

10.87*	Aircraft sale agreement, dated as of June 17, 2011, between Colgan Air, Inc. and Wells Fargo Bank Northwest, National Association
10.88*	Aircraft Lease Agreement, dated as of June 17, 2011, between the lessor Wells Fargo Bank Northwest, National Association and the lessee, Colgan Air, Inc.
10.89*	Guaranty, dated as of June 17, 2011 made by Pinnacle Airlines Corp. for the aircraft lease agreement, between Colgan Air, Inc. and Wells Fargo Bank Northwest, National Association
10.90*	Equipment Mortgage and Security Agreement, dated as of June 24, 2011, between the grantor, Mesaba Aviation, Inc. and in favor of C.I.T. Leasing Corporation as collateral agent
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
10.94*
Third Amendment, dated June 24, 2011, to the Credit Agreement by and among Pinnacle Airlines, Inc., Colgan Air, Inc. and Mesaba Aviation, Inc., C.I.T. Leasing Corporation, and CIT Bank, dated as of July 30, 2009

31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32*	Certifications of Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed
**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE AIRLINES CORP.

By:	/s/ Brian T. Hunt
Brian T. Hunt
August 5, 2011	Vice President and General Counsel