Form 10-Q
period 2011-09-30
PINNACLE AIRLINES CORP
filed 2011-11-04
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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

As of November 1, 2011, 19,127,691 shares of common stock were outstanding.

Part 1.  Financial Information

Item 1.  Financial Statements

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating revenues
Regional airline services	$314,839	$297,197	$922,979	$717,530
Other	4,918	5,138	15,071	11,605
Total operating revenues	319,757	302,335	938,050	729,135
Operating expenses
Salaries, wages and benefits	108,629	96,445	320,206	216,343
Aircraft rentals	35,876	34,000	104,409	94,055
Ground handling services	29,391	27,528	87,201	75,291
Aircraft maintenance, materials and repairs	43,913	40,013	125,713	95,080
Other rentals and landing fees	28,037	24,256	79,549	57,579
Aircraft fuel	9,963	6,814	28,145	19,234
Commissions and passenger related expense	7,770	6,466	20,289	16,090
Depreciation and amortization	12,791	10,293	38,062	27,927
Integration, severance, and contract implementation expenses	2,125	-	8,477	-
Other	34,783	30,801	102,932	69,352
Total operating expenses	313,278	276,616	914,983	670,951
Operating income	6,479	25,719	23,067	58,184
Nonoperating (expense) income
Interest expense, net	(12,727)	(10,693)	(38,489)	(29,294)
Miscellaneous income (expense), net	1,203	357	3,200	(922)
Total nonoperating expense	(11,524)	(10,336)	(35,289)	(30,216)
(Loss) income before income taxes	(5,045)	15,383	(12,222)	27,968
Income tax benefit (expense)	1,576	(5,942)	3,409	(10,948)
Net (loss) income	$(3,469)	$9,441	$(8,813)	$17,020

Basic (loss) earnings per share	$(0.19)	$0.52	$(0.48)	$0.94
Diluted (loss) earnings per share	$(0.19)	$0.51	$(0.48)	$0.92

Shares used in computing basic (loss) earnings per share	18,494	18,137	18,451	18,121
Shares used in computing diluted (loss) earnings per share	18,494	18,392	18,451	18,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$81,844	$100,084
Restricted cash	8,142	8,219
Receivables, net	35,383	39,401
Spare parts and supplies, net	35,708	34,195
Prepaid expenses and other assets	10,608	6,002
Deferred income taxes, net of allowance	13,026	14,832
Income taxes receivable	1,772	1,201
Total current assets	186,483	203,934
Property and equipment
Flight equipment	1,101,150	971,512
Aircraft pre-delivery payments	-	21,641
Other property and equipment	76,320	65,544
Less accumulated depreciation	(160,403)	(123,559)
Net property and equipment	1,017,067	935,138
Investments	2,650	1,852
Other assets, primarily insurance receivables	286,126	308,487
Debt issuance costs, net	5,229	4,799
Goodwill	22,282	22,282
Intangible assets, net	19,651	22,306
Total assets	$1,539,488	$1,498,798

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$64,036	$56,414
Pre-delivery payment facility	-	19,337
Accounts payable	55,127	44,389
Deferred revenue	25,083	26,530
Accrued expenses and other current liabilities	113,797	99,670
Total current liabilities	258,043	246,340

Long-term debt, less current maturities	736,339	664,290
Deferred revenue, net of current portion	140,710	158,800
Deferred income taxes, net of allowance	24,024	29,328
Other liabilities	268,056	280,547
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 23,728,241 and 23,145,908 shares issued in 2011 and 2010, respectively	237	231
Treasury stock, at cost, 4,600,550 and 4,493,327 shares in 2011 and 2010, respectively	(69,139)	(68,479)
Additional paid-in capital	127,550	124,652
Accumulated other comprehensive loss	(13,368)	(12,760)
Retained earnings	67,036	75,849
Total stockholders’ equity	112,316	119,493
Total liabilities and stockholders’ equity	$1,539,488	$1,498,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinnacle Airlines Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2010

Operating activities
Net (loss) income	$(8,813)	$17,020
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	43,620	32,260
Deferred income taxes	(3,078)	12,475
Recognition of deferred revenue	(20,490)	(19,951)
Other	4,248	5,346
Changes in operating assets and liabilities:
Receivables	11,148	21,421
Prepaid expenses and other assets	(5,555)	(13,944)
Spare parts and supplies	(3,565)	(4,457)
Income taxes (payable) receivable	(571)	36,837
Accounts payable and accrued expenses	18,913	14,604
Increase in deferred revenue	953	2,766
Cash provided by operating activities	36,810	104,377
Investing activities
Purchases of property and equipment	(11,201)	(7,425)
Aircraft pre-delivery payments	(3,103)	(5,343)
Proceeds from sales of investments	2,452	1,777
Proceeds from sale-leasebacks	5,800	-
Acquisition of Mesaba Aviation, Inc.	-	2,631
Proceeds from sale of Beech aircraft	-	1,450
Cash used in investing activities	(6,052)	(6,910)
Financing activities
Proceeds from debt	13,409	10,000
Payments on debt	(40,732)	(34,979)
Payments on pre-delivery payment facility	(19,337)	(4,054)
Repurchase of senior convertible notes	-	(30,979)
Other financing activites	(2,338)	(2,300)
Cash used in financing activities	(48,998)	(62,312)
Net (decrease) increase in cash and cash equivalents	(18,240)	35,155
Cash and cash equivalents at beginning of period	100,084	91,574
Cash and cash equivalents at end of period	$81,844	$126,729
Noncash investing and financing activities
Property and equipment acquired through the issuance of debt	$141,620	$62,342
Debt retired and flight equipment disposed of through sale-leaseback transaction	$35,379	$-
Property acquired through operating lease incentive	$5,781	$-
Acquisition of Mesaba Aviation, Inc. funded by the issuance of debt	$-	$63,265

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

The Company’s operating contracts fall under two categories: capacity purchase agreements (“CPA”) and revenue pro-rate agreements (“Pro-Rate”).  Pinnacle operates an all-regional jet fleet and provides regional airline capacity to Delta as a Delta Connection carrier under two CPAs.  Mesaba operates regional jets and turboprops and provides regional airline capacity to Delta as a Delta Connection carrier under three CPAs.  In March 2011, Mesaba commenced turboprop operations under a Pro-Rate agreement with US Airways.  Colgan operates an all-turboprop fleet under a CPA with United, and also under Pro-Rate agreements with United and US Airways.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, the results of its operations, and its cash flows for the periods indicated herein.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

All amounts contained in the notes to the condensed consolidated financial statements are presented in thousands, with the exception of years, per share amounts, and number of aircraft.  Certain reclassifications have been made to conform prior year financial information to the current period presentation.

Integration, severance, and contract implementation expenses:  During the three and nine months ended September 30, 2011, the Company incurred $2,125 and $8,477, respectively, in integration, severance, and contract implementation expenses, which is presented as a caption in the Company’s consolidated statements of operations.  As discussed in Note 8, Segment Reporting, these expenses are not allocated to the Company’s reportable segments.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

Integration expenses – Upon the Company’s acquisition of Mesaba on July 1, 2010, the Company announced an integration plan to transition all jet operations to Pinnacle, and to combine Colgan’s and Mesaba’s turboprop operations.  During 2011, the Company began implementing the integration plan, which resulted in integration expenses of $1,288 and $2,613 during the three and nine months ended September 30, 2011, respectively.  Integration expenses include training, relocation and displacement of pilots, flight attendants and mechanics; information technology costs related to the integration of systems and operating processes; and relocation, retention and severance packages for management employees as the Company combines administrative functions.  Integration expenses during the three and nine months ended September 30, 2011 included severance expenses of $830 and $1,550, respectively.  Accrued severance as of September 30, 2011 was $1,104.  The Company estimates total severance expenses under the integration plan will be approximately $3,000 for the year ending December 31, 2011.

Contract implementation expenses – During the three and nine months ended September 30, 2011, the Company incurred $837 and $2,852 of costs associated with the implementation of its new collective bargaining agreements in relation to the Company’s pilots and Pinnacle’s flight attendants.  During the three months ended September 30, 2011, the Company incurred $837 of costs associated with the flight attendant signing bonus.  See Note 7, Commitments and Contingencies, for more information.

Resignation of Chief Executive Officer – During the three months ended March 31, 2011, the Company incurred $3,012 associated with the resignation of its former Chief Executive Officer in March 2011, including the accrual of payments related to a two-year consulting agreement, as well as the accelerated vesting of stock options and restricted stock awards.

Income Taxes: For various reasons, the Company is currently unable to make a reliable estimate of its annual effective tax rate (“ETR”).  As a result, the Company has utilized an estimated ETR for the nine months ended September 30, 2011 as the best estimate of its annual ETR.  Utilizing this approach, the Company recorded income tax benefits of $1,576 and $3,409 for the three and nine months ended September 30, 2011, respectively.

Revenue Recognition: The Company’s existing CPAs with Delta provide for a rate adjustment that is designed to increase rates to capture increases in pilot labor costs.  The Company entered into a collective bargaining agreement with the Air Line Pilots Association (“ALPA”) in February 2011, resulting in an increase in pilot wages at the Company’s three subsidiaries.  The rate adjustment will be calculated and agreed to by the Company and Delta after February 2012.  As part of the rate adjustment, the Company will receive a one-time retroactive payment related to the prior twelve months for the increase in its pilot costs, inclusive of training and displacement related to the merging of Pinnacle’s and Mesaba’s jet operations.  During the three and nine months ended September 30, 2011, the Company did not record revenue associated with this rate adjustment.  Revenue will be recorded upon final determination of the rate adjustment, which the Company expects to occur in 2012.

In addition, Mesaba operates Saab turboprop aircraft under a CPA with Delta (“Saab DCA”).  The Saab DCA has a retrospective rate adjustment that is intended to compensate the Company for the overhead required to wind-down the Saab operation on an accelerated basis on Delta’s behalf.  During the three and nine months ended September 30, 2011, the Company did not record revenue associated with this rate adjustment.  Revenue will not be recorded until final determination of the amount with Delta, which the Company expects to occur in the fourth quarter of 2011.

During the second quarter 2011, Delta began disputing its obligation to fully reimburse Pinnacle for certain heavy airframe maintenance costs associated with the CRJ-200 aircraft services agreement (“ASA”), an arrangement that has been in place since 2003. Delta also withheld approximately $700 from a payment to the Company.  Subsequent to the end of the third quarter 2011, the Company and Delta reached a tentative settlement to this dispute.  As a result of this dispute and the subsequent tentative settlement, the Company recognized approximately $3,250 and $4,500 less revenue during the three and nine months ended September 30, 2011, respectively, related to reimbursement of heavy airframe maintenance costs.  Approximately $3,800 of the total amount previously collected from Delta will be repaid in 2012 via an offset against the amount due from Delta for the pilot rate reset reimbursement, as discussed above.  No adjustments will be made to amounts reimbursed for heavy airframe maintenance costs related to periods preceding 2011.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

Beginning October 1, 2011, the Company and Delta have agreed that while the majority of heavy maintenance costs will continue to be reimbursable by Delta, a portion of heavy maintenance costs will be treated as rate-based costs.  The Company estimates an annual reduction in 2012 revenue from reimbursable costs of approximately $6,000 related to this change.  However, this increase in unreimbursable costs will be factored into the increase in the CRJ-200 ASA base rates during the contractual rate reset, which is scheduled to occur as of January 1, 2013.

Goodwill: Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill).  Goodwill is also tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value.

Recent stock market volatility and a significant decline in the Company's earnings in the current fiscal year have had a negative impact on the Company’s market capitalization.  However, management does not believe that these factors indicate that the fair value of the Company’s reporting units has more likely than not fallen below their carrying values as of September 30, 2011.  In the event of a continued deterioration in the Company’s market capitalization and operating results, there is an increased risk that the Company could record a noncash impairment charge related to goodwill during the fourth quarter of 2011 in connection with the Company’s annual impairment tests for one or more of its reporting units.

Long-lived Assets: The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If the cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value.  Any future decisions to change the scope of the Company’s Pro-Rate operations may lead to an asset impairment charge related to the Company’s Saab asset group.

New Accounting Standards:  On January 1, 2011, the Company adopted Emerging Issues Task Force (“EITF”) Issue 08-1, Revenue Arrangements with Multiple Deliverables, or Issue 08-1, which updated Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and changed the accounting for certain revenue arrangements and required enhanced disclosures in financial statements.  On a prospective basis, Issue 08-1 is effective for revenue arrangements entered into or materially modified.  The adoption of the Issue did not have an impact on the Company’s consolidated financial statements.

2.  (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net (loss) income	$(3,469)	$9,441	$(8,813)	$17,020
Basic (loss) earnings per share	$(0.19)	$0.52	$(0.48)	$0.94
Diluted (loss) earnings per share	$(0.19)	$0.51	$(0.48)	$0.92

Share computation:
Weighted average number of shares outstanding for basic (loss) earnings per share	18,494	18,137	18,451	18,121
Share-based compensation (1)	-	255	-	312
Weighted average number of shares outstanding for diluted (loss) earnings per share	18,494	18,392	18,451	18,433

(1)	During the three and nine months ended September 30, 2010, options to acquire 1,548 and 1,338 shares, respectively, were excluded from the computation above as their impact was anti-dilutive.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

3.  Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of related taxes, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net (loss) income	$(3,469)	$9,441	$(8,813)	$17,020
Adjustments:
Recognition of prior service cost(1)	-	-	(1,990)	-
Net amortization of prior service cost and unrealized actuarial gain	25	(4)	27	(11)
Change in cash flow hedge unrealized loss	445	471	1,355	1,430
Total comprehensive (loss) income	$(2,999)	$9,908	$(9,421)	$18,439

(1)
During the three months ended March 31, 2011, the Company recognized $1,990 in prior service cost due to post-retirement benefits granted to Mesaba’s and Colgan’s pilots in connection with a joint collective bargaining agreement, which was executed during February  2011 and is further discussed in Note 7, Commitments and Contingencies.

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

 The following table presents the Company’s ARS Call Options measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2011	2010
Balance at January 1	$1,852	$2,723

Unrealized losses, included in nonoperating expense	(285)	(299)
Realized gains on redemptions, included in nonoperating expense(1)	856	216
Net proceeds from redemptions (2)	(1,026)	(271)
Balance at March 31	$1,397	$2,369

Unrealized gains, included in nonoperating expense	198	239
Realized gains on redemptions, included in nonoperating expense(1)	1,204	98
Net proceeds from redemptions (2)	(1,381)	(119)
Balance at June 30	$1,418	$2,587

Unrealized gains, included in nonoperating expense(3)	1,239	428
Realized gains on redemptions, included in nonoperating expense(1)	38	81
Net proceeds from redemptions (2)	(45)	(1,387)
Balance at September 30	$2,650	$1,709

(1)	The Company determines the cost basis for ARS redemptions using the specific identification method.
(2)	Partial redemption of securities at par by the issuer.
(3)	Unrealized gain is primarily related to two redemptions that occurred in early October 2011, for which the Company received $1,750 in proceeds.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

5.  Borrowings

The following table summarizes the Company’s borrowings:

	As of September 30, 2011	As of December 31, 2010
Pre-delivery payment facility, current	$-	$19,337

Secured long-term debt:
Current maturities	64,036	56,414
Noncurrent maturities	736,339	664,290
Total long-term debt	800,375	720,704
Total borrowings	$800,375	$740,041

During the nine months ended September 30, 2011, the Company acquired eight Q400 aircraft through the issuance of long-term debt with final maturities in 2026 and fixed interest rates of approximately 4.9%.

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

During June 2011, the Company modified its loan financing agreement with C.I.T. Leasing and funded by CIT Bank (the “Spare Parts Loan”).  Pursuant to the agreement, the Company increased its financing under the Spare Parts Loan to $37,000 and extended the maturity date through December 2015.  The Spare Parts Loan is secured by Pinnacle, Colgan, and Mesaba spare repairable, rotable and expendable parts and certain aircraft engines.  As of September 30, 2011, and December 31, 2010, amounts outstanding under the Spare Parts Loan were $35,889 and $23,977, respectively.

The estimated fair value of the Company’s borrowings was $752,620 and $710,426 as of September 30, 2011, and December 31, 2010, respectively.  These estimates were based upon discounted future cash flows, using market rates for similar liabilities.

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

The following unaudited pro forma combined results of operations give effect to the Acquisition as if it had occurred at the beginning of the period presented.  The terms of Mesaba’s CPAs entered into concurrently with the Acquisition have been retroactively applied to the beginning of the period presented.  The unaudited pro forma combined results of operations do not purport to represent the Company’s consolidated results of operations had the Acquisition occurred on the date assumed, nor are these results necessarily indicative of the Company’s future consolidated results of operations. The Company expects to realize significant benefits from integrating Mesaba’s operations into its existing operations. The unaudited pro forma combined results of operations do not reflect these benefits or costs.

Nine Months Ended September 30, 2010
Operating revenues	$861,128
Income before income taxes	29,966
Net income	18,206
Diluted earnings per share	$0.99

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

7. Commitments and Contingencies

Employees. The Company operates under several collective bargaining agreements with groups of its employees.

In September 2011, the Company reached a tentative agreement to amend its collective bargaining agreement with the United Steel Workers AFL-CIO (“USW”), the union representing Pinnacle’s flight attendants.  Subsequent to the end of the third quarter, Pinnacle’s flight attendants ratified the agreement, which will be in effect until October 21, 2016.  During the three months ended September 30, 2011, the Company recognized $837 in relation to a signing bonus that will be paid upon execution of the agreement.

On February 17, 2011, the Company entered into a collective bargaining agreement with ALPA.  The joint collective bargaining agreement covers pilots at all three of the Company’s subsidiaries.  The agreement: (1) increased compensation for the Company’s pilots; (2) included a one-time signing bonus of $10,100 ($10,873 inclusive of related payroll taxes); and (3) will become amendable on February 17, 2016.  The Company recognized the expense associated with the one-time signing bonus in the fourth quarter of 2010.

FAA Civil Penalties.  In 2011, the Federal Aviation Administration (“FAA”) has proposed a number of civil penalties against the Company.  The Company is disputing the proposed civil penalties with the FAA.  As of September 30, 2011, and December 31, 2010, the Company had related accruals of approximately $1,500 and $300, respectively, which are classified as accrued expenses in its condensed consolidated balance sheets.

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

Litigation Contingencies.  Colgan is a defendant in litigation related to the September 11, 2001 terrorist attacks.  The Company expects that any adverse outcome from this litigation will be covered by insurance, and therefore, will have no material adverse effect on the Company’s consolidated financial statements as a whole.

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

The Company has recorded a related liability of approximately $253,000 in other non-current liabilities on its consolidated balance sheet at September 30, 2011 related to potential claims associated with this accident.  This liability is offset in its entirety by a corresponding long-term receivable, recorded in other noncurrent assets on the consolidated balance sheet, which the Company expects to receive from insurance carriers as claims are resolved.  These estimates may be revised as additional information becomes available.

8.  Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.  The Company’s three reportable segments consist of its three subsidiaries, Pinnacle, Mesaba, and Colgan.  Corporate overhead expenses incurred by Pinnacle Airlines Corp. are allocated to the operating expenses of each subsidiary.

During the three months ended March 31, 2011, the Company modified its reportable segments to include the results of its ground handling services division, PinnPro Professional Ground Services (“PinnPro”), in its Colgan subsidiary.  PinnPro provides ground handling functions to Pinnacle and Colgan, in addition to other airlines.  Amounts related to PinnPro had previously been included in Pinnacle’s results.  This change was made because ground handling at the majority of Pinnacle’s service cities is now outsourced to third parties, whereas PinnPro performs ground handling services at many of Colgan’s service cities.  As a result of this change, operating revenues of $6,300 and $17,458 and operating income of $1,049 and $2,967, respectively, for the three and nine months ended September 30, 2010 have been reclassified from the Pinnacle reportable segment to the Colgan reportable segment.  All intercompany amounts related to PinnPro are eliminated in consolidation.

During the nine months ended September 30, 2011, 75% and 20%, respectively, of the Company’s operating revenues were earned under agreements with Delta and United, respectively.  The following table represents the Company’s operating revenues and operating income (loss) by segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenues:
Pinnacle	$162,874	$161,681	$492,783	$475,310
Mesaba	74,754	71,535	216,112	71,535
Colgan	85,554	70,969	239,648	189,469
Intercompany eliminations	(3,425)	(1,850)	(10,493)	(7,179)
Consolidated	$319,757	$302,335	$938,050	$729,135

Operating income (loss):
Pinnacle	$2,600	$15,480	$14,506	$45,038
Mesaba	(34)	3,065	2,840	3,065
Colgan	6,038	7,174	14,198	10,081
Unallocated(1)	(2,125)	-	(8,477)	-
Consolidated	$6,479	$25,719	$23,067	$58,184

(1)

As discussed in Note 1, Description of Business and Basis of Presentation, the Company incurred integration, severance, and contract implementation expenses, which are not being allocated to the Company’s reportable segments.

Pinnacle Airlines Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except per share data)

The following table represents the Company’s total assets by segment:

	September 30, 2011	December 31, 2010
Total assets:
Pinnacle	$505,034	$516,991
Mesaba	114,440	115,497
Colgan	854,840	780,131
Unallocated	65,174	86,179
Consolidated	$1,539,488	$1,498,798

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this Form 10-Q (or otherwise made by or on the behalf of Pinnacle Airlines Corp.) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995.  Such statements represent management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this Report are based solely on information available to us on the date of this Report.  We assume no obligation to update any forward-looking statement.

Many important factors, in addition to those discussed in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of the potential factors that could affect our results are described in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Outlook.”  In light of these risks and uncertainties, and others not described in this Report, the forward-looking events discussed in this Report might not occur, might occur at a different time, or might cause effects of a different magnitude or direction than presently anticipated.

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

Outlook

New Collective Bargaining Agreement with the Air Line Pilots Association

We entered into a joint collective bargaining agreement with the Air Line Pilots Association (“ALPA”) during February 2011 covering the pilots at all three of our operating subsidiaries.  The new agreement contains substantial salary and benefits increases for our pilots, bringing their total compensation in line with the average for airlines with similarly sized aircraft.  As a result, for the three and nine months ended September 30, 2011, the new agreement increased our salaries, wages and benefits costs by approximately $4.9 million and $13.7 million, respectively, and we expect our total pilot costs to increase by approximately $19 million for the full year 2011.

In connection with our acquisition of Mesaba, we modified our existing capacity purchase agreements with Delta to provide for a rate adjustment that is designed to increase our rates under all of our capacity purchase agreements with Delta commensurate with the increase in pilot labor costs related to our Delta operations.  The rate adjustment will be calculated and agreed to by us and Delta 12 months after Pinnacle’s and Mesaba’s pilots are covered under a joint collective bargaining agreement, which occurred in February 2011.  As part of the rate adjustment, we will receive a one-time retroactive payment related to the prior 12 months for the increase in our pilot costs, inclusive of training and displacement related to the merging of Pinnacle’s and Mesaba’s jet operations.  In addition, we will receive a prospective adjustment payable for future periods such that our rates pertaining to pilot costs will be approximately equivalent to our actual pilot costs at the time of the rate adjustment.  While we will not receive any cash payments related to these adjustments from Delta until 2012, we currently estimate that the one-time retroactive adjustment related to the 12 months ending March 2012 could be as much as $18 million to $20 million, and the prospective rate increase that would begin in March 2012 could be as much as $14 million to $17 million annually.  No assurances can be made that the amount of the rate adjustments ultimately agreed to with Delta will equal our current estimates.  We have not recorded any revenue associated with these rate adjustments in 2011, and we do not expect to recognize any of this revenue until 2012 upon the final determination of the amount with Delta.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Integration Plan

Upon acquiring Mesaba, we announced that our plan for our operating structure was to transition all jet flying to Pinnacle, and to combine Colgan and Mesaba’s turboprop operations.  We believe that realigning the common fleet types of Pinnacle, Mesaba and Colgan into two strong regional airlines also will provide for the most efficient and reliable regional operations for our partners.  Implementation of our integration plan is subject to approval by the Federal Aviation Administration (“FAA”).  We currently anticipate that completion of our integration will take 12 to 18 months after approval by the FAA.

Our integration plan currently includes three main phases.  First, pending final FAA approval, we intend to move Mesaba’s jets to Pinnacle’s carrier certificate.  This process will entail not only integrating flight manuals with the FAA, but also streamlining processes and procedures for flight crew and maintenance personnel.  Second, Mesaba will wind down its Saab operations with Delta through November 30, 2011, and with US Airways through late December 2011.  Lastly, we will simultaneously terminate Mesaba’s carrier certificate and change the name on the Colgan certificate to Mesaba.

Our implementation plan, as outlined above, includes significant one-time costs associated with training, relocation and displacement for our pilots, flight attendants and mechanics; information technology costs related to the integration of systems and operating processes; and relocation, retention and severance packages for office and management employees as we combine administrative functions.  As previously discussed, for the three and nine months ended September 30, 2011, we incurred $1.3 million and $2.6 million, respectively, in integration costs.  We currently estimate that these one-time integration costs will total approximately $12 million to $14 million in the aggregate throughout 2011 and 2012.

Operational Stability

During the three and nine months ended September 30, 2011, we incurred $0.7 million and $4.4 million, respectively, in operating performance penalties.  The performance penalties we have incurred through September 30, 2011 have been driven by a decrease in our completion factor, which was not only due to challenging winter and hurricane seasons, but also due to scheduling changes by our code-share partners and a pilot shortage at our operating subsidiaries.

Throughout 2011, we have significantly increased pilot staffing levels by ramping up both our recruitment efforts and our training programs to address these performance-related issues.  We have also reallocated our crews in order to meet the scheduling needs of our code-share partners.  Additionally, we have reduced our level of operations to increase pilot staffing levels, which has adversely affected revenue.  We are also currently developing an Integrated Seniority List (“ISL”) for our pilots at all three airlines, which is expected to be completed in the second quarter of 2012.

Reduction of US Airways Express Service

In March 2011, Mesaba began operating seven leased Saab 340B+ aircraft within our revenue pro-rate agreement (“Pro-Rate”) operations with scheduled service at New York’s LaGuardia Airport as a US Airways Express carrier.  This increase in service was driven by the delay in the transfer of the bulk of US Airways’ regional takeoff and landing slots at LaGuardia to Delta (the “LaGuardia Slot Swap”), the implementation of which is expected to take place in 2012.  Our agreement with US Airways was designed to be temporary, and we will end this service at LaGuardia in December 2011.

In addition, we began reducing Colgan’s Saab turboprop operation for US Airways at Boston effective October 1, 2011.  On that date, Colgan reduced its US Airways markets served out of Boston from five to three.  We also intend to exit the three remaining markets, which are operated under the Department of Transportation’s (“DOT”) Essential Air Services (“EAS”) program.  However, due to EAS regulations, we do not expect to exit these markets before early 2012.  The LaGuardia Slot Swap will greatly diminish US Airways’ traffic into Boston, which will negatively affect our ability to earn revenue under our US Airways Pro-Rate agreement.  In addition to these three remaining EAS markets, Colgan continues to operate one additional US Airways route between Reagan National Airport in Washington, D.C. and Yeager Airport in Charleston, West Virginia.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Saab aircraft used to serve the US Airways markets will be reallocated to the United Pro-Rate markets and will replace aircraft with impending lease expirations.

As previously discussed in Note 7, Commitments and Contingencies, in Item 1 of our Form 10-Q, in September 2011, Pinnacle reached a tentative agreement with the United Steel Workers AFL-CIO, the union representing Pinnacle’s flight attendants.  The tentative agreement was ratified by Pinnacle’s flight attendants on October 21, 2011.  We do not expect this agreement to have a significant effect on our financial results.

Results of Operations

The following represents our results of operations, on a consolidated basis and by segment, for the three and nine months ended September 30, 2011, and discussion of our results of operations as compared to the same periods in 2010.

Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Total operating revenues	$319,757	$302,335	6%	$938,050	$729,135	29%
Total operating expenses	313,278	276,616	13%	914,983	670,951	36%
Operating income	6,479	25,719	(75) %	23,067	58,184	(60) %
Operating margin	2.0%	8.5%	(6.5) pts.	2.5%	8.0%	(5.5) pts.
Total nonoperating expense	(11,524)	(10,336)	11%	(35,289)	(30,216)	17%
(Loss) income before income taxes	(5,045)	15,383		(12,222)	27,968
Income tax (expense) benefit	1,576	(5,942)		3,409	(10,948)
Net (loss) income	$(3,469)	$9,441		$(8,813)	$17,020

Our consolidated operating income of $6.5 million and $23.1 million during the three and nine months ended September 30, 2011, respectively, decreased by $19.2 million, or 75%, and $35.1 million, or 60%, respectively, as compared to the same periods in 2010.   The changes in consolidated operating income are primarily attributable to:

•
increases in pilot labor costs under the new collective bargaining agreement with ALPA, decreasing consolidated operating income by $4.9 million and $13.7 million during the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010;

•
increases in crew-related expenses, including premium pay, hiring, training, and crew overnight accommodations, as a result of the distribution of our crews across the network due to partner schedule changes and the expenses associated with staging impacted crews at various destinations, decreasing consolidated operating income by $5.1 million and $16.1 million during the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010;

•
increases in performance penalties, which are recorded as reductions in revenue, incurred under our operating contracts primarily as a result of the inefficiencies resulting from the pilot reallocation discussed above and adverse winter and hurricane seasons, decreasing operating income by $1.3 million and $4.3 million during the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010;

•
increases in fuel expenses incurred under our Pro-Rate operations at Colgan of $1.2 million and $4.4 million, respectively, due to increases of 40% and 35% in the price per gallon of aircraft fuel, partially offset by a decrease in gallons consumed, during the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010;

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
expenses attributable to integration, severance, and contract implementation resulted in decreases in operating income of $2.1 million and $8.5 million during the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010; and

•
decreases in revenue of $3.3 million and $4.5 million for the three and nine months ended September 30, 2011, respectively, related to certain reimbursable heavy maintenance costs that are being disputed by Delta (see Note 1, Description of Business and Basis of Presentation, in Item 1 of this Form 10-Q for further discussion).

These changes are discussed in greater detail below and within our segmented results of operations.

Operating Revenues

Operating revenues of $319.8 million and $938.1 million for the three and nine months ended September 30, 2011, respectively, increased by $17.4 million, or 6%, and $208.9 million, or 29%, respectively, as compared to the same periods in 2010.  For the three months ended September 30, 2011, as compared the same period in 2010, the increase in operating revenues was mainly attributable to the increase in our Q400 fleet size and the year-over-year increase in the rates earned under our operating contracts.  For the nine months ended September 30, 2011, the acquisition of Mesaba contributed additional revenue of $144.6 million as compared to the same period in 2010. (These changes are discussed in greater detail within our segmented results of operations.)

Our operating contracts fall under two categories: capacity purchase agreements ("CPA") and revenue pro-rate agreements.  Changes in our CPA related operating revenue are primarily caused by changes in our operating fleet size, our aircraft utilization, rates earned under our operating contracts, and costs that are directly reimbursed by our partners.  Changes in our Pro-Rate related operating revenue are primarily caused by changes in the scope of our Pro-Rate operations, and by the average load factor, average passenger fare, and average incentive payments we receive from our partners and under our EAS agreements.

Operating Expenses

For the three and nine months ended September 30, 2011, operating expenses increased by $36.7 million, or 13%, and $244.0 million, or 36%, respectively, as compared to the same periods in 2010.  For the three months ended September 30, 2011, as compared to the same period in 2010, the increase in operating expenses was mainly attributable to the increase in our Q400 fleet size.  For the nine months ended September 30, 2011, the acquisition of Mesaba contributed additional operating expenses of $144.8 million as compared to the same period in 2010.

Since the inception of the new collective bargaining agreement with our pilots, which commenced February 17, 2011, our operating expenses also increased by $13.7 million due to increases in wage rates earned by our pilots, of which $4.9 million pertained to the three months ended September 30, 2011.

Also, we experienced increases in crew-related expenses, including premium pay, hiring, training, and crew overnight accommodations, as a result of the distribution of our crews across the network due to partner schedule changes and the expenses associated with staging impacted crews at various destinations, increasing operating expenses by $5.1 million and $16.1 million during the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.  The Company expects some of these inefficiencies to be mitigated over the next three to six months.

In addition, we incurred $2.1 million and $8.5 million during the three and nine months ended September 30, 2011, respectively, in integration, severance, and contract implementation costs.  These expenses are not allocated to our reportable segments.  See Note 1, Description of Business and Basis of Presentation, in Item 1 of this Form 10-Q, for a more detailed description of these items.

The 40% and 35% increases in the price per gallon of aircraft fuel, partially offset by a decrease in gallons consumed, during the three and nine months ended September 30, 2011, respectively, also negatively impacted Colgan’s Pro-Rate operations by $1.2 million and $4.4 million, respectively.  (These changes and others are discussed in greater detail within our segmented results of operations.)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nonoperating Expenses

Nonoperating expenses of $11.5 million for the three months ended September 30, 2011 increased by $1.2 million, or 11%, as compared to the same period in 2010.  Nonoperating expenses of $35.3 million for the nine months ended September 30, 2011 increased by $5.1 million, or 17%, as compared to the same period in 2010.  While our interest expense increased on borrowings associated with the Q400 aircraft placed in service since July 2010, such increase was partially offset by two primary factors.  We recorded net gains of $1.3 million and $3.3 million on our ARS call options during the three and nine months ended September 30, 2011, respectively, resulting in increases of $0.8 million and $2.5 million over net gains recorded during the same periods in 2010.  We recorded $0.2 million and $1.6 million of expense related to decreases in the fair value of our interest rate “swaptions” during the three and nine months ended September 30, 2010, respectively.  Additionally, the year-over-year increase was partially attributable to an increase of interest expense of $3.1 million for the nine months ended September 30, 2011 on the Promissory Note payable to Delta for the acquisition of Mesaba compared to the same period in 2010.  Also, during the first quarter of 2010, we recognized interest expense on approximately $41 million of debt that was paid in full as of March 31, 2010.

Income Tax Expense

For the three and nine months ended September 30, 2011, we recorded an income tax benefit of $1.6 million and $3.4 million, respectively.  Due to various factors, a reliable estimate of our effective tax rate cannot be made.  Therefore, for the three and nine months ended September 30, 2011, we have applied an estimated effective tax rate for the year-to-date financial results as it represents a more reliable presentation of our income taxes. See Note 1, Description of Business and Basis of Presentation, in Item 1 of our Form 10-Q for more information.

Pinnacle Operating Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Financial Results (in thousands)
Total operating revenues	$162,874	$161,681	1%	$492,783	$475,310	4%
Total operating expenses	160,274	146,201	10%	478,277	430,272	11%
Operating income	$2,600	$15,480	(83) %	$14,506	$45,038	(68) %
Operating margin	1.6%	9.6%	(8.0) pts.	2.9%	9.5%	(6.6) pts.

Operating Results
Operating revenue per block hour	$1,554	$1,465	6%	$1,534	$1,469	4%
Operating cost per block hour	$1,530	$1,325	15%	$1,489	$1,330	12%
Block hours	104,786	110,381	(5) %	321,217	323,519	(1) %
Departures	68,059	71,818	(5) %	203,110	208,876	(3) %
Average daily utilization (block hours)	8.19	8.45	(3) %	8.46	8.35	1%
Average stage length (miles)	423	425	(0) %	424	422	0%
Number of operating aircraft (end of period):
CRJ-200	123	126	(2) %
CRJ-900	16	16	0%

Historically, the revenue and expenses related to PinnPro Professional Ground Services (“PinnPro”) have been included in Pinnacle’s results of operations.  However, effective January 1, 2011, amounts related to PinnPro are now included in Colgan’s results of operations.  As discussed in Note 8, Segment Reporting, in Item 1 of our Form 10-Q, prior year operating revenues and expenses related to PinnPro that were previously included in Pinnacle’s results of operations have been reclassified and are now included in Colgan’s results of operations.

Pinnacle Operating Revenues

Revenue increased by $1.2 million, or 1%, and $17.5 million, or 4%, respectively, for the three and nine months ended September 30, 2011 as compared to the same periods in 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended September 30, 2011, revenue increased by approximately $3.3 million as a result of the annual rate adjustment in our CPAs with Delta, which was offset by a $1.1 million decrease in volume based revenue.  In addition, revenue earned from reimbursable expenses increased by $2.3 million; however, this was offset in its entirety by a $3.3 million reduction in revenue related to certain reimbursable heavy maintenance costs in connection with the tentative settlement described in Note 1, Description of Business and Basis of Presentation, in Item 1 of this Form 10-Q.

During the nine months ended September 30, 2011, revenue increased by approximately $11.3 million as a result of the annual rate adjustment in our CPAs with Delta.  This increase was partially offset by additional performance and other penalties incurred of $1.7 million.  Additionally, due to the previously discussed dispute with Delta over certain reimbursable heavy maintenance costs, we recorded a reduction in revenue of $4.5 million.  Due to a change in the mix of cities we serve, revenue also increased by $3.5 million during the same period.  The remaining $9.0 million increase is primarily related to increases in certain reimbursable expenses, which are discussed below.

Pinnacle Operating Expenses

For the three and nine months ended September 30, 2011, operating expenses increased by $14.1 million, or 10%, and $48.0  million, or 11%, respectively, as compared to the same periods in 2010.

As a result of the February 2011 ratification of the new collective bargaining agreement with ALPA, Pinnacle’s operating expenses increased by $2.8 million and $8.0 million for the three and nine months ended September 30, 2011, respectively.  This consists of pilot wage rate increases for the period from the ratification date through September 30, 2011.

Crew-related expenses, including premium pay, hiring, training, and crew overnight accommodations, increased $4.4 million and $12.7 million during the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010, as a result of the distribution of our crews across the network due to Delta schedule changes and expenses associated with staging those crews at various destinations.  The Company expects some of these inefficiencies to be mitigated over the next three to six months.

During the three and nine months ended September 30, 2011, Pinnacle also experienced increases of approximately $2.1 million and $8.3 million, respectively, in reimbursable expenses, which primarily consisted of increased maintenance expenses, related to the aging of the fleet, offset by decreases in certain deicing services, insurance premiums expense, and property tax expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mesaba Operating Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010(1)	% Change
Financial Results (in thousands)
Regional airline services
CPAs	$66,105	$71,335	(7) %	$198,002	$71,335	178%
Pro-Rate	8,649	-	100%	18,110	-	100%
Other	-	200	(100) %	-	200	(100) %
Total operating revenues	74,754	71,535	4%	216,112	71,535	202%
Total operating expenses	74,788	68,470	9%	213,272	68,470	211%
Operating (loss) income	$(34)	$3,065	(101) %	$2,840	$3,065	(7) %
Operating margin	(0.0) %	4.3%	(4.3) pts.	1.3%	4.3%	(3.0) pts.

Operating Results
Operating revenue per block hour	$1,243	$1,049	18%	$1,196	$1,049	14%
Operating cost per block hour	$1,244	$1,004	24%	$1,181	$1,004	18%
Block hours	60,139	68,186	(12) %	180,650	68,186	165%
Departures	36,611	42,691	(14) %	107,571	42,691	152%
Average daily utilization (block hours)	7.77	8.06	(4) %	7.80	8.06	(3) %
Average stage length (miles)	511	525	(3) %	525	525	0%
Number of operating aircraft (end of period):
CRJ-900	41	41	0%
CRJ-200	19	19	0%
Saab 340 B+	21	32	(34) %

(1)	As previously discussed, the acquisition of Mesaba was completed on July 1, 2010.

For the three months ended September 30, 2011, Mesaba’s CPA related operating revenue decreased by $5.2 million, or 7%, as compared to the same period in 2010.  This is primarily related to the wind down of Mesaba’s Saab operation.  As previously discussed, Mesaba will cease operating Saabs for Delta during the fourth quarter of 2011. As a result, the average number of Saabs operating under the CPA decreased 51% during the three months ended September 30, 2011, as compared to the same period in 2010.  Offsetting this decrease, Mesaba earned $8.6 million in revenue related to its Pro-Rate operations during the three months ended September 30, 2011.  The Pro-Rate operations, which begin in March 2011, will end in December 2011.

During the three months ended September 30, 2011, Mesaba’s operating expenses increased by $6.3 million, or 9%, as compared to the same period in 2010.  Mesaba’s results were adversely affected by the ALPA collective bargaining agreement, which increased regional jet pilot-related expenses by $0.9 million during the three months ended September 30, 2011, as compared to the same period in 2010.  We expect this trend to continue throughout the year.  In addition, Mesaba incurred start-up expenses related to the new Pro-Rate operations, experienced low crew utilization, and incurred $1.9 million in fuel costs.

For the nine months ended September 30, 2011, Mesaba contributed operating revenues of $216.1 million, and operating income of $2.8 million.  Mesaba’s results were adversely affected by the ALPA collective bargaining agreement, which increased regional jet pilot-related expenses $2.3 million during the nine months ended September 30, 2011.  We expect this trend to continue throughout the year.

In addition, the Saab DCA has a retrospective rate adjustment that is intended to compensate us for the overhead required to wind-down the Saab operation on an accelerated basis on Delta’s behalf.  During the nine months ended September 30, 2011, we did not record revenue associated with this rate adjustment.   Revenue will not be recorded until final determination of the amount with Delta, which we expect to occur in the fourth quarter of 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Colgan Operating Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Financial Results (in thousands)
Regional airline services
Pro-Rate and EAS	$40,298	$45,173	(11) %	$113,718	$116,285	(2) %
CPA	36,840	19,223	92%	100,414	55,274	82%
Other revenue	8,416	6,573	28%	25,516	17,910	42%
Total operating revenues	85,554	70,969	21%	239,648	189,469	26%
Total operating expenses	79,516	63,795	25%	225,450	179,388	26%
Operating income	$6,038	$7,174	(16) %	$14,198	$10,081	41%
Operating margin	7.1%	10.1%	(3.0) pts.	5.9%	5.3%	0.6 pts.

Operating Results
Pro-Rate and EAS Agreements:
Revenue passengers (in thousands)	281	335	(16) %	787	867	(9) %
RPMs (in thousands)	48,558	58,942	(18) %	134,676	149,846	(10) %
ASMs (in thousands)	95,184	116,949	(19) %	278,452	316,464	(12) %
Passenger load factor	51.0%	50.4%	0.6 pts.	48.4%	47.4%	1.0 pts.
Passenger yield (in cents)	82.99	76.64	8%	84.44	77.60	9%
Operating revenue per ASM (in cents)	42.34	38.63	10%	40.84	36.75	11%
Fuel consumption (in thousands of gallons)	2,311	2,759	(16) %	6,864	7,660	(10) %
Average price per gallon	$3.46	$2.47	40%	$3.39	$2.51	35%
Average fare	$143	$135	6%	$144	$134	7%

Capacity Purchase Agreements:
Revenue passengers (in thousands)	825	408	102%	2,041	1,142	79%
RPMs (in thousands)	262,962	133,080	98%	648,877	351,601	85%
ASMs (in thousands)	366,569	183,317	100%	957,305	502,545	90%
Passenger load factor	71.7%	72.6%	(0.9) pts.	67.8%	70.0%	(2.2) pts.
Operating revenue per block hour	$1,580	$1,577	0%	$1,599	$1,594	0%
Block hours	23,319	12,192	91%	62,788	34,669	81%
Departures	15,724	7,773	102%	41,378	22,739	82%

Total Colgan:
Average daily utilization (block hours)	7.75	7.91	(2) %	7.47	7.44	0%
Average stage length (miles)	268	238	13%	262	230	14%
Operating cost per ASM (in cents)	17.22	21.25	(19) %	18.24	21.90	(17) %
Operating cost per block hour	$1,850	$1,803	3%	$1,871	$1,828	2%
ASMs (in thousands)	461,753	300,266	54%	1,235,757	819,009	51%
Block hours	42,975	35,384	21%	120,513	98,130	23%
Departures	32,871	28,288	16%	91,711	79,159	16%
Number of operating aircraft (end of period)
Saab 340	31	34	(9) %
Q400	30	16	88%

Colgan Operating Revenue

Revenue earned under our Pro-Rate and EAS agreements decreased by $4.9 million, or 11%, and $2.6 million, or 2%, during the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.  The decrease is primarily related to reductions of 19% and 12% in available seat miles during the three and nine months ended September 30, 2011, respectively, which is due to a reduction in the scope of our Pro-Rate operations.  This decrease is partially offset by average fare increases of 6% and 7% during the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010, as well as slight increases in load factor.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue earned under our Q400 CPA for the three and nine months ended September 30, 2011, increased $17.6 million, or 92%, and $45.1 million, or 82%, respectively, as compared to the same periods in 2010 due to increases in our fleet size.  The average number of Q400 aircraft in Colgan’s fleet for the three and nine months ended September 30, 2011 increased by 107% and 93%, respectively, as compared to the same periods in 2010.

Other revenue, which primarily consists of revenue earned by PinnPro for performing ground handling services for other airlines, increased by $1.8 million, or 28%, and $7.6 million, or 42%, respectively, for the three and nine months ended September 30, 2011, as compared to the same periods in the prior year.  The increase in revenue is mainly attributable to PinnPro performing third party ground handling services at several additional airports.

Colgan Operating Expenses

For the three and nine months ended September 30, 2011, operating expenses increased $15.7 million, or 25%, and $46.1 million, or 26%, respectively, as compared to the same periods in 2010.  The increase is primarily attributable to the growth of our operating fleet of Q400 aircraft, which caused increases in salaries, wages and benefits, depreciation expense, landing fees, crew training expense, and crew overnight accommodations expense.  Aircraft fuel expense increased $1.2 million and $4.4 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.  The increase is related to the increase in the average price of fuel, which is partially offset by decreases of 16% and 10% in the number of gallons consumed for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.

Lastly, since the inception of the new collective bargaining agreement with ALPA, which increased pilot wage rates to industry standards, Colgan’s operating expenses increased by $1.3 million and $3.4 million during the three and nine months ended September 30, 2011, as compared to the same periods in 2010.

Liquidity and Capital Resources

We generate cash primarily by providing regional airline and related services to our code-share partners and passengers.  As of September 30, 2011, we had cash and cash equivalents of $81.8 million.  Net cash provided by operations was $36.8 million for the nine months ended September 30, 2011.  We do not anticipate making federal income tax payments in 2011 due to the accelerated depreciation recognized for tax purposes related to our CRJ-900 and Q400 aircraft.

We acquired one and eight Q400 aircraft during the three and nine months ended September 30, 2011, respectively, and completed the related financings at a weighted average interest rate of 4.9%.

In June 2011, we completed a sale-leaseback transaction with Siemens Financial Services, Inc. that resulted in the sale of two Q400 aircraft, which had been acquired by the Company in 2011.  The proceeds of the sale were used to settle long-term debt and accrued interest of $35.8 million and resulted in net cash proceeds of $5.8 million.  The net cash proceeds were used to increase working capital.

During June 2011, we also modified our loan financing agreement with C.I.T. Leasing and funded by CIT Bank (the “Spare Parts Loan”).  We increased our financing under the Spare Parts Loan to $37.0 million, which resulted in net cash proceeds of $13.4 million, and we extended the maturity date through December 2015.  A portion of the Spare Parts Loan is subject to a fixed interest rate of 7.25%.  The remainder of the Spare Parts Loan is subject to a variable interest rate, which is indexed to LIBOR and was 6.0% as of September 30, 2011.  The Spare Parts Loan is secured by spare repairable, rotable and expendable parts and certain aircraft engines at all three airlines.  The net cash proceeds were used to increase working capital.

Operating activities – Net cash provided by operating activities was $36.8 million and $104.4 million during the nine months ended September 30, 2011 and 2010, respectively.  The decrease between 2011 and 2010 is primarily attributable to the approximately $38 million tax refund we received in February 2010 and the decrease in net income between periods.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing activities – Net cash used in investing activities was $6.1 million and $6.9 million during the nine months ended September 30, 2011 and 2010, respectively.  While cash purchases of property and equipment increased $3.8 million between periods, such increase was offset by cash inflows from the sale-leaseback of two Q400 aircraft, which generated net cash proceeds of $5.8 million, and an increase of $0.7 million in cash proceeds from redemptions on our ARS call options.

We expect non-aircraft cash capital expenditures for the remainder of 2011 to be approximately $3 million to $5 million, including cash purchases of aircraft parts.  We expect to fund the non-aircraft capital expenditures with existing cash resources, debt financings related to spare parts purchases, and cash flows generated from our operations.

 Financing activities – Net cash used in financing activities was $49.0 million for the nine months ended September 30, 2011.  This was related to $19.3 million for payments on our pre-delivery payment facility, $40.7 million of principal payments on debt obligations, and $2.3 million related to other financing activities.  These related debt payments are partially offset by $13.4 million in net cash proceeds related to the modification of the Spare Parts Loan.  Net cash used in financing activities for the nine months ended September 30, 2010 totaled $62.3 million, primarily related to payments on debt as we retired our senior convertible notes in February 2010.

Guarantees and indemnifications – We had $8.1 million and $8.2 million invested in demand deposit accounts and in other similar instruments at September 30, 2011 and December 31, 2010, respectively.  These deposit accounts are classified as restricted cash and used as collateral for standby letter of credit facilities that we maintain for various vendors.  As of September 30, 2011 and December 31, 2010, we had $7.9 million and $7.8 million of standby letters of credit outstanding, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Since the majority of our contracts are CPAs, our exposure to market risks such as commodity price risk (e.g., aircraft fuel prices) is primarily limited to our Pro-Rate operations, which comprised 15% and 14% of our consolidated revenues for the three and nine months ended September 30, 2011, respectively.  We also have a variable rate loan, which is indexed to LIBOR.  With our Pro-Rate operations and our variable rate financing arrangement, we are exposed to commodity price and interest rate risks as discussed below.

Commodity Price Risk

Our Pro-Rate operations include exposure to certain market risks primarily related to aircraft fuel, which recently has been volatile.  Aircraft fuel expense is a significant expense for any air carrier, and even marginal changes in the cost of fuel greatly affect a carrier’s profitability.  Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply.  Slightly offsetting our fuel risk, one of our Pro-Rate agreements with United provides for an adjustment to the Pro-Rate revenue we receive based on projected changes in fuel prices.  For the projected annualized fuel consumption related to our Pro-Rate agreements, each ten percent change in the price of aircraft fuel from current levels would result in a change in annual fuel costs of approximately $3.7 million.

Interest Rate Risk

We have a long-term financing arrangement with C.I.T. Leasing and funded by CIT Bank (the “Spare Parts Loan”). The Spare Parts Loan is secured by Pinnacle, Colgan and Mesaba spare repairable, rotable and expendable parts and certain aircraft engines.   While a portion of the Spare Parts Loan is subject to a fixed interest rate of 7.25%, the other portion of the Spare Parts Loan is set at a variable rate, which is indexed to LIBOR (subject to a floor) and was 6.00% as of September 30, 2011.  If current interest rates were to rise by 100 basis points, annual interest expense would increase by $0.1 million.

Item 4. Controls and Procedures

The Company, under the supervision and participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to those risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we have added the following risk factors as we believe that these present developing risks to our operational and financial results:

Failure to comply with FAA or DOT regulations could result in civil penalties, the grounding of our operations, the revocation of our right to operate, and could damage our reputation with our current code-share partners as well as potential code-share partners, all of which could negatively impact our financial results and our ability to operate as a going concern.

Our subsidiaries operate under air carrier certificates issued by the FAA and certificates of convenience and necessity issued by the Department of Transportation (“DOT”).

FAA regulations are primarily in the areas of flight operations, maintenance, ground facilities, transportation of hazardous materials, and other technical matters. The FAA may issue fines, suspend or revoke the air carrier certificate of any one of our subsidiaries if we fail to comply with the terms and conditions of the certificates. The FAA requires each airline to obtain approval to operate at specific airports using specified equipment.   Under FAA regulations and with FAA approval, our subsidiaries have established a maintenance program for each type of aircraft they operate that provides for the ongoing maintenance of these aircraft, ranging from frequent routine inspections to major overhauls.

 The DOT has established regulations affecting the operations and service of the airlines in many areas, including consumer protection, non-discrimination against disabled passengers, minimum insurance levels, and others. The DOT may alter, amend, modify or suspend our operating certificates if the DOT determines that we are no longer fit to continue operations.  Although we believe we are in compliance with all applicable FAA requirements at this time, those requirements change over time, as does the age of our aircraft equipment, requiring ongoing compliance efforts by the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed as part of this Form 10-Q.

Exhibit
Number                      Description
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32*	Certifications of Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
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

PINNACLE AIRLINES CORP.
By:	/s/ Sean E. Menke
Sean E. Menke
Date: November 4, 2011	President and Chief Executive Officer

By:	/s/ Edward M. Christie III
Edward M. Christie III
Date: November 4, 2011	Vice President and Chief Financial Officer