Form 10-Q/A
period 2011-06-30
PINNACLE AIRLINES CORP
filed 2011-11-18
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note

The purpose of this Amendment No. 2 to Pinnacle Airlines Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 4, 2011 (the “Form 10-Q”), is solely to amend Item 6 (“Exhibits”), specifically to clarify the provisions of Exhibits 10.87, 10.88 and 10.89 for which confidential treatment was sought.  The purpose of this Amendment is to respond to comments received from the Securities and Exchange Commission and to conform to Commission comments Exhibits 10.87, 10.88 and 10.89 as originally filed.

This Amendment contains only the cover page, this Explanatory Note, the Signature Page and Exhibits 10.87, 10.88 and 10.89.  No other changes have been made to the Form 10-Q.  This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Index of Exhibits

10.87*	Aircraft sale agreement, dated as of June 17, 2011, between Colgan Air, Inc. and Wells Fargo Bank Northwest, National Association
10.88*	Aircraft Lease Agreement, dated as of June 17, 2011, between the lessor Wells Fargo Bank Northwest, National Association and the lessee, Colgan Air, Inc.
10.89*	Guaranty, dated as of June 17, 2011 made by Pinnacle Airlines Corp. for the aircraft lease agreement, between Colgan Air, Inc. and Wells Fargo Bank Northwest, National Association

*	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE AIRLINES CORP.

By:	/s/ Brian T. Hunt
Brian T. Hunt
Date: November 18, 2011	Vice President and General Counsel