Form 10-K
period 2011-12-31
PINNACLE AIRLINES CORP
filed 2012-05-31
CIK 1166291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number 001-31898
PINNACLE AIRLINES CORP.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0376558 (I.R.S. Employer Identification No.)
One Commerce Square 40 S. Main Street Memphis, Tennessee (Address of principal executive offices)	38103 (Zip Code)
901-348-4100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value
Securities registered pursuant to section 12 (g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]	No [ X ]
 Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]	No [ X ]
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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $79 million as of June 30, 2011.

As of May 1, 2012, 18,961,788 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I

	Part IV

Item 15.	Exhibits and Financial Statement Schedules	113

SIGNATURES		114

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

Many important factors, in addition to those discussed in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of the potential factors that could affect our results are described in Item 1A, Risk Factors, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  In light of these risks and uncertainties, and others not described in this Report, the forward-looking events discussed in this Report might not occur, might occur at a different time, or might cause effects of a different magnitude or direction than presently anticipated.

Part I
Item 1. Business

Pinnacle Airlines Corp., an airline holding company incorporated in 2003 as a Delaware corporation, and its four wholly-owned operating subsidiaries, Pinnacle Airlines, Inc. (“Pinnacle”), Mesaba Aviation, Inc. (“Mesaba”), Colgan Air, Inc. (“Colgan”) and Pinnacle East Coast Operations Inc. (“PECO”), are collectively referred to in this report as the “Company,” “we,” “our,” and “us” except as otherwise noted.

The Company’s corporate headquarters office is located in Memphis, Tennessee. As of December 31, 2011, the Company employed approximately 7,800 people in North America.

Chapter 11 Filing

On April 1, 2012 (the “Petition Date”), Pinnacle Airlines Corp. and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), case number 12-11343-REG.  The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Bankruptcy Filing is intended to permit the Company to reorganize and improve liquidity, reduce costs, wind down unprofitable contracts and focus on the most valuable business lines to enable sustainable profitability.  The Company’s goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code.  Confirmation of a reorganization plan could materially alter the classifications and amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a reorganization plan or other arrangement, or the effect of any operational changes that may be implemented.

Operation and Implication of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Accordingly, although the Bankruptcy Filing triggered defaults for certain of the Debtors’ debt and lease obligations, counterparties are stayed from taking any actions as a result of such defaults.  Absent an order of the Bankruptcy Court, substantially all of the Company’s pre-petition liabilities are subject to settlement under a reorganization plan.  As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty.  The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a confirmed reorganization plan or other arrangement may materially change the amounts and classifications in the Company’s consolidated financial statements.

Subsequent to the Petition Date, the Debtors received approval from the Bankruptcy Court to pay or otherwise honor pre-petition obligations generally designed to stabilize the Company’s operations.  These obligations relate to certain employee wages, salaries and benefits, and payments to fuel counterparties and other service providers in the ordinary course for goods and services received after the Petition Date.  The Debtors have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Debtors in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business.  From time to time, the Debtors may seek Bankruptcy Court approval to retain additional professionals.

The U.S. Trustee for the Southern District of New York has appointed an official committee of unsecured creditors (the “UCC”).  The UCC and its legal representatives have a right to be heard before the Bankruptcy Court on matters affecting the Debtors.  There can be no assurance that the UCC will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any reorganization plan.

Reorganization Plan

In order for the Company to emerge successfully from Chapter 11, the Company must obtain the Bankruptcy Court’s approval of a reorganization plan, which will enable the Company to transition from Chapter 11 into ordinary course operations outside of bankruptcy.  In connection with a reorganization plan, the Company also may require a new credit facility, or “exit financing.”  The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing.  A reorganization plan determines the rights and satisfaction of claims of various creditors and parties-in-interest, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.

The Company presently expects that any proposed reorganization plan will provide, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company.  Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Company’s creditors and other interested parties, and thereafter in response to interested parties’ objections and the requirements of the Bankruptcy Code and Bankruptcy Court.  There can be no assurance that the Company will be able to secure approval for the Company’s proposed reorganization plan from the Bankruptcy Court or that the Company’s proposed reorganization plan will be accepted by the lender under the DIP Financing, as discussed below.  In the event that the Company does not secure approval of the proposed reorganization plan, the Company’s outstanding principal and interest obligations could become immediately due and payable.

Agreements with United Airlines and Export Development Canada

Since 2007, Colgan has performed regional air services for Continental Airlines, Inc. (“Continental”) with respect to Q400 aircraft predominantly out of Continental’s hub at Newark Liberty International Airport pursuant to a capacity purchase agreement (the “Q400 CPA”) and related ancillary agreements related to fuel and ground handling, each dated as of February 2, 2007 (together with the Q400 CPA, collectively, the “Prior Agreements”).  Pinnacle Airlines Corp. guaranteed Colgan’s obligations under the Prior Agreements pursuant to the Guarantee Agreement, dated as of February 2, 2007 (the “Continental Guarantee”).

The Q400 CPA provided for Colgan to be compensated at pre-set rates for the capacity that it provided to Continental.  Colgan was responsible for its own expenses associated with flight crews, maintenance, dispatch, aircraft ownership, and general and administrative costs.  In addition, Continental reimbursed Colgan without markup for certain reconciled costs, such as landing fees, most station-related costs not otherwise provided by Continental or its designee, aircraft hull and passenger liability insurance (subject to certain requirements) and passenger-related costs.

On April 23, 2012, the Bankruptcy Court granted the Debtors final approval pursuant to court order [ECF No. 173] (the “Final Order”) to reject the Prior Agreements and to terminate the Continental Guarantee, as more fully described below.  The Final Order also authorized the Debtors to enter into the New Agreements (as defined below).

United Agreement.  The Final Order authorized the Debtors to perform their obligations under a term sheet (the “United Agreement”) among Pinnacle Airlines Corp., Colgan, Continental Airlines, Inc., United Air Lines, Inc. (together with Continental Airlines, Inc., “United”) and Export Development Canada (“EDC”).  The material terms of the United Agreement include:

•	The term of the United Agreement commenced April 3, 2012 and will end on November 30, 2012, unless otherwise agreed by the Debtors and United.
•
During the term of the United Agreement, United shall pay increased rates for Colgan’s provision of regional air services related to Colgan’s Q400 and Saab aircraft on terms otherwise substantially similar to those contained in the Prior Agreements, which have been rejected by the Debtors in connection with their Chapter 11 proceedings, as more fully described below.

•
The regional air services provided to United will be wound down gradually over the term of the United Agreement, with the first three Q400 aircraft and the first five Saab aircraft being wound down in May 2012.  It is anticipated that the regional air services provided by the Saab aircraft and the Q400 aircraft will be fully wound down by July 31, 2012 and November 30, 2012, respectively.

•
United will pay EDC directly for Colgan’s continued use of each Q400 aircraft and related aircraft equipment financed by EDC (the “Q400 Covered Equipment”) until such aircraft are wound down in accordance with the United Agreement, pursuant to terms separately agreed by United and EDC.  Colgan will remain responsible for insuring the Q400 Covered Equipment during its period of continued use.

•	Pinnacle Airlines Corp. guarantees Colgan’s obligations under the United Agreement.

EDC Agreement.  The Final Order also authorized the Debtors to perform their obligations under a term sheet (the “EDC Agreement,” and together with the United Agreement, the “New Agreements”) among Pinnacle Airlines Corp., EDC and United.  The material terms of the EDC Agreement include:

•	As of the Petition Date, Colgan shall be deemed to have returned to EDC all Q400 Covered Equipment used to perform the regional air services under the United Agreement.
•
EDC waived its right to seek administrative expense claims against the Debtors in connection with such return but reserved its right to seek administrative expense claims against the Debtors in connection with any breach of the EDC Agreement itself.

•	Colgan shall be entitled to use such Q400 Covered Equipment in connection with its provision of regional air services under the United Agreement.
•
Upon the wind-down of any such Q400 Covered Equipment under the United Agreement, Colgan is required to physically return such Q400 Covered Equipment to EDC.  Upon such return, EDC is authorized to dispose of such Q400 Covered Equipment without the consent of the Debtors.

Debtor-in-Possession Financing

In connection with the Company’s Chapter 11 cases, on May 18, 2012, the Company and Delta Air Lines, Inc. (“Delta”) entered into a debtor-in-possession credit agreement pursuant to which Delta agreed to provide $74,285,000 in secured debtor-in-possession financing (“DIP Financing”) to Pinnacle Airlines Corp., guaranteed by Pinnacle Airlines Corp.’s subsidiaries.  Such DIP Financing was approved by final order of the Bankruptcy Court on May 17, 2012 [ECF No. 316].

The DIP Financing has a term of one year from the date of the filing of the Company’s Chapter 11 cases (subject to early termination in certain instances) and accrues interest at the rate of 12.5% per annum.  There is no additional fee payable to Delta in connection with the DIP Financing.  The DIP Financing contains customary default provisions, and certain milestones that must be met relating to the delivery of a six-year business plan, filing and confirmation of a plan of reorganization and modifications to collective bargaining agreements through a settlement or relief under Section 1113 of the Bankruptcy Code.  Approximately $46.2 million of the DIP Financing was used to repay Delta’s existing secured promissory note and the balance of the DIP Financing is additional available working capital for the Company.  If certain conditions are satisfied, including substantial consummation of a plan of reorganization that is reasonably acceptable to Delta and the absence of a continuing or unwaived default or event of default, Delta has agreed to convert the DIP Financing into a senior secured exit financing facility.

General

As of December 31, 2011, our reportable segments consisted of Pinnacle, Mesaba, and Colgan.  Financial information on our segments’ operating revenues, operating income, total assets, and other financial measures can be found in Note 6, Segment Reporting, in Item 8 of this Form 10-K.

 The Company’s key customers as of December 31, 2011 were Delta and United.  We also operated flights on behalf of US Airways Group, Inc. (“US Airways”) during 2011.  Prior to the Bankruptcy Filing, our operating contracts fell under two categories: capacity purchase agreements (“CPA”) and revenue pro-rate agreements (“Pro-Rate”).   The following table presents the percentage of our regional airline services revenue derived by contract type and by code-share partner for the year ended December 31, 2011:

	Percentage of Regional Airline Service Revenue
Code-Share Partner	CPA	Pro-Rate	Total
Delta	74%	-	74%
United	12%	10%	22%
US Airways	-	4%	4%
Total	86%	14%	100%

Industry Overview

The airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and leisure travel.In the United States, the airline industry has traditionally been dominated by several major airlines, including Delta, US Airways, United, and American Airlines, Inc. (“American”). The major airlines offer scheduled flights to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world through hub and spoke networks.

Low cost carriers, such as Southwest Airlines Co. (“Southwest”), JetBlue Airways Corporation, Frontier Airlines, Inc., and Spirit Airlines, Inc. generally offer fewer conveniences to travelers and have lower cost structures than major airlines, which permits them to offer flights to and from many of the same markets as the major airlines, but at lower prices. Low cost carriers typically fly direct flights with limited service to smaller cities, concentrating on higher demand flights to and from major population bases.

Regional airlines typically operate smaller aircraft on lower-volume routes than major airlines and low cost carriers.  In contrast to low cost carriers, regional airlines generally do not establish an independent route system to compete with the major airlines. Rather, regional airlines typically enter into relationships with one or more major airlines, pursuant to which the regional airline agrees to use its smaller, lower-cost aircraft to carry passengers booked and ticketed by the major airline between a hub of the major airline and a smaller outlying city. In exchange for such services, the major airline pays the regional airline either a fixed flight fee, termed "contract" or “fixed-fee” flights, or receives a percentage of applicable ticket revenues, termed “pro-rate” or “revenue-sharing” flights.

The airline industry is highly competitive. The Company’s subsidiaries compete principally with other code-sharing regional airlines.  Our primary competitors among regional airlines with CPAs include Comair, Inc. (a wholly-owned subsidiary of Delta); Air Wisconsin Airlines Corporation; American Eagle Holding Corporation (a wholly-owned subsidiary of AMR Corporation); SkyWest, Inc. (“SkyWest”), which also owns and operates ExpressJet Airlines, Inc.; Horizon Air Industries, Inc.  (a wholly-owned subsidiary of Alaska Air Group Inc.); Mesa Air Group, Inc.; Republic Airways Holdings Inc. which owns and operates Chautauqua Airlines, Inc., Shuttle America Corporation, Republic Airline Inc., Frontier Airlines, Inc.; and Trans States Airlines, Inc., Go Jet Airlines, LLC, and Compass Airlines, Inc. (all of which are wholly-owned subsidiaries of Trans States Holdings, Inc.).  The principal competitive factors for regional airlines with CPAs include the overall cost of the agreement, customer service, aircraft types, and operating performance.

Events Leading to the Chapter 11 Cases

Following significant operating losses in 2008, we were able to improve our operating performance in 2009. In 2010, we increased our revenue, bolstered by the acquisition of Mesaba from Delta/Northwest, although overall profitability decreased.  We had anticipated improvements and continued growth in 2011. However, as discussed below, 2011 and first quarter 2012 presented severe challenges, ultimately culminating in the Bankruptcy Filing.  The Company underwent significant changes in senior management in 2011, including the resignations of the CEO and CFO in March 2011 and June 2011, respectively. In July 2011, the Company hired a new CEO and a new CFO.  The new CEO spearheaded a thorough assessment of our business to identify areas of vulnerability and opportunities for improvement. This assessment revealed five critical factors that had combined to jeopardize the Company’s viability: (1) delays in integrating the operating certificates of our subsidiaries; (2) developments arising out of a new, joint collective bargaining agreement with our pilots; (3) increasingly unprofitable contracts with airline customers; (4) poor operational performance; and (5) increased operational expenses. These factors are discussed individually below.

Delayed Integration and Synergies. Upon the acquisition of Mesaba in mid-2010, we had intended to consolidate our jet and turboprop flying into two operating certificates as quickly as possible, instead of retaining a separate operating certificate for each of the three airline subsidiaries. Maintaining an additional operating certificate imposes various redundant costs and inefficiencies.

The consolidation process, however, proved substantially more difficult and time-consuming than anticipated. The Mesaba jet operation was originally scheduled to be moved under the Pinnacle operating certificate in May 2011, but delays in obtaining FAA approval delayed this move until January 2012. As a result, the anticipated cost savings were deferred, and we had to expend substantial additional resources, including hiring additional employees and consultants, to accomplish the consolidation. Additionally, the management structure in place prior to a January 2012 reorganization to streamline the structure was not conducive to realizing the efficiencies of consolidation.

Although the Mesaba jets have been moved under the Pinnacle operating certificate as of the date of this filing, full integration of maintenance and flight operations of Pinnacle and Mesaba jets is not expected to be completed until early 2013. We estimate that we have incurred unanticipated costs and lost revenue in the tens of millions of dollars as a result of delayed integration and synergies.

ALPA Collective Bargaining Agreement.  In February 2011, the Company signed a collective bargaining agreement with the Air Line Pilots Association, International (“ALPA”), the joint representative of our pilots across all of our subsidiaries. This new agreement (the “ALPA JCBA”) united approximately 3,000 pilots under a single agreement and provided significantly enhanced pay, benefits and work rules.  Compensation of our pilots is currently above market average with respect to wages, benefits, and work rules. In addition to the ALPA JCBA’s compensation provisions, the integration of the three pilot groups resulted in unforeseen and substantial complexities and expense stemming from the creation of an “integrated seniority list” (“ISL”). Before the integration, the pilots of each of our three airline subsidiaries were represented by separate ALPA merger committees and each of our three airline subsidiaries maintained its own, separate list ranking the subsidiary’s pilots by seniority. The ALPA merger committees utilized an arbitration process to resolve the differences among the three committees regarding the methodology by which the three pilot lists would be integrated.   The arbitration decision (the “Bloch Ruling”) implementing the ISL merged the three lists, creating a single, integrated list across all subsidiaries,  resulting in new relative seniority relationships among thousands of pilots.

The implementation of the ISL following the Bloch Ruling has had severe, disruptive and expensive consequences on the filling of pilot vacancies and associated training costs. Pilots are permitted to “bid” on vacancies (e.g., to obtain a new domicile, new aircraft, new category), and those bids are honored according to seniority. Each time a pilot moves to fill a vacancy, his or her prior position becomes vacant and must be filled in the same manner. Pilots must undergo training every time they move to a new aircraft or category, and they are entitled under the ALPA JCBA to receive their full salary during training, during which time they are not flying. Before the integration, pilots could bid only on vacancies within their own particular airline.  After the integration, pilots were allowed to bid across all three airlines, precipitating an overwhelming number of transfer requests across a substantially more disparate set of routes and fleet types. The ALPA JCBA contains minimal effective safeguards against the increased training costs imposed by such transfers, and the Bloch Ruling did not establish a sufficient number of “protected” pilot positions to provide meaningful “fences” preventing pilots from freely transferring among the airlines.

The volume of training has been further impacted by the delayed operating certificate integration issues discussed above.  Pilots must be trained not only for transfers to different aircraft, but also transfers to the same aircraft type if it flies under a different operating certificate.  Thus, the delays in operating certificate consolidation described above have further increased the amount of required training.  Training has also increased as a result of flying reductions. As discussed below, we have been working to eliminate unprofitable routes and aircraft types. While essential to our viability, these reductions have further substantially increased the number of pilot re-assignments and associated training costs because pilot terminations are based on “juniority,” meaning that relatively senior pilots displaced by flying reductions must be reassigned to other routes and aircraft flown by more junior pilots. Each reassignment requires costly retraining (often of multiple pilots), with accompanying grounding of the pilot(s) at full salary for non-productive time. This issue was particularly acute in the case of our recent elimination of Mesaba Saab flying for Delta, given the significantly greater relative seniority of Mesaba pilots, and their ability to transfer freely into other subsidiaries after creation of the ISL.

The lack of meaningful ISL fences, integration delays and flying downsizing have resulted in substantial additional training costs and decreased productivity.

Unprofitable Contracts.  A detailed review undertaken in the latter half of 2011 also revealed that the non-compensable costs incurred by the Company under our customer agreements, including certain of the substantially increased labor costs resulting from the ALPA JCBA, as well as maintenance and other expenses related to an aging fleet, were exceeding, or would soon begin to exceed, the fees received under these contracts. In the aggregate, we were incurring losses on our partner contracts.

 More specifically, we determined that none of the Saab Pro-Rate flying was profitable. Nor was the Q400 CPA with United viable at the rates being paid. Two of three CPAs with Delta covering CRJ-200s and CRJ-900s were deemed potentially viable, but not without the benefit of contractual rate increases scheduled to be introduced over the course of 2012-2013, which would require extensive negotiations with Delta. In the interim, these contracts were being impacted by the new pilot wage rates and unforeseen expenses associated with the vacancy bidding process under the ALPA JCBA, along with incremental costs associated with an aging fleet.

           Operational Performance and Expenses.  Beginning in the fall of 2010, Pinnacle’s operating performance began to decline, due primarily to a pilot staffing shortage. Colgan’s operating performance also suffered due to new Q400 hub operations in Washington, D.C., Cleveland, and Houston, which imposed significant maintenance and crew expenses that were not recoverable under Colgan’s Q400 CPA agreement with United. For the first six months of 2011, we incurred contract penalties totaling approximately $3.4 million associated with poor performance by Pinnacle and Colgan.

Capacity Purchase Agreements

Under CPAs, the major airline partner purchases the regional airline’s flying capacity by paying pre-determined rates for specified flying, regardless of the number of passengers on board or the amount of revenue collected from passengers.  These arrangements typically include incentive payments to the regional airline that are paid if certain operational performance measures are met and operational penalties that are owed if the regional airline fails to meet certain operational performance measures.  Additionally, certain operating costs such as fuel, aviation insurance premiums, and ground handling are reimbursed or provided directly by the partner, which eliminates the regional airline’s risk associated with a change in the price of these goods and services.  Costs incurred under a CPA are classified into one of the following categories:

•	Reimbursed – Those costs that are reimbursed, plus any applicable margin.
•
Rate-based – Payments are based on each block hour, flight hour, and departure provided and the number of aircraft in the fleet.  These payments are designed to cover those CPA-related expenses that are not covered by reimbursement payments, including overhead costs.  The regional airline assumes the risk that underlying costs for these activities differ from assumptions used to negotiate the rates.

•	Excluded – Services that are provided by or paid for directly by the code-share partner. These costs do not appear in the regional airline’s financial statements.

Pro-Rate Agreements

Under Pro-Rate agreements, the regional airline manages its own inventory of unsold capacity and sets fare levels in the local markets that it serves.  The regional airline retains all of the revenue for passenger flying within its local markets and not connecting to partners’ flights.  For connecting passengers, the passenger fare is pro-rated between the regional airline and the major airline partner, generally based on the distance traveled by the passenger on each segment of the passenger’s trip or on a comparison of unrestricted local fares within each segment.  Under these agreements, the regional airline bears the risk associated with fares, passenger demand, and competition within the markets served.  The regional airline incurs all of the costs associated with operating these flights, including those costs, like fuel, that are typically reimbursed or paid directly by the major airline under a CPA.  In some instances, the regional airline has the ability to earn incentive-based revenue should specified performance metrics be achieved.

The Company’s Code-Share Agreements

Capacity Purchase Agreements

As of December 31, 2011, we provided regional jet and turboprop service under four CPAs that represent a significant portion of our operations.  Our three CPAs with Delta consist of:

•	the Second Amended and Restated Airline Services Agreement, which pertains to the operation of Pinnacle and Mesaba’s fleet of CRJ-200 aircraft (the “CRJ-200 ASA”);
•	the agreement covering the operation of Pinnacle’s CRJ-900 aircraft (the “Pinnacle CRJ-900 DCA”); and
•	the agreement covering Mesaba’s CRJ-900 aircraft (the “Mesaba CRJ-900 DCA”).

The details concerning each of the CPAs with Delta are discussed in greater detail below.  An additional CPA, covering our Q400 turboprop operations for United (the “Q400 CPA”), is scheduled to end in November 2012.

In November 2011, we ended our Delta Saab turboprop operations, which we operated on Delta’s behalf and were structured under a CPA.  Prior to our acquisition of Mesaba on July 1, 2010 (the “Acquisition”), Delta announced plans to retire Mesaba’s fleet of Saab 340B+ aircraft. The Saab 340B+ aircraft agreement with Delta (the “Saab DCA”) was not designed to generate or use a material amount of operating cash flow.

The CRJ-200 ASA, the Pinnacle CRJ-900 DCA, and the Mesaba CRJ-900 DCA all contain various termination provisions, primarily related to material breaches of the agreements.  Concurrent with the Acquisition, we agreed with Delta to a cross-default provision.  Effective July 1, 2011, the CRJ-200 ASA, the Pinnacle CRJ-900 DCA, the Mesaba CRJ-900 DCA, and the Saab DCA, as well as our note payable to Delta resulting from the Acquisition, are all subject to cross-default provisions.

CRJ-200 Airline Services Agreement.  As of December 31, 2011, Pinnacle and Mesaba provided regional jet service to Delta by operating 141 50-seat CRJ-200 aircraft under the CRJ-200 ASA.

On April 1, 2012, Pinnacle Airlines Corp., Pinnacle Airlines, Inc. and Delta entered into a Third Amended and Restated Airline Services Agreement (the “A&R CRJ-200 ASA”), which amends and restates the CRJ-200 ASA.  The A&R CRJ-200 ASA modifies rates paid by Delta for services performed by Pinnacle Airlines, Inc., including changes to the margin payment.  In addition, the term of the CRJ-200 ASA was extended by four and one-half years and will now expire July 1, 2022.

In connection with the acquisition of Mesaba, the Company modified its CPAs with Delta to provide for a rate adjustment that was to be effective the date that the Company implemented a combined collective bargaining agreement covering both Pinnacle’s and Mesaba’s pilots, which was February 17, 2011 (the “Pilot Rate Reset”).  This rate adjustment was intended to increase Pinnacle’s rates as a result of the increase in pilot labor costs related to Pinnacle’s Delta operations.  The rate adjustment was to be calculated and agreed to by the Company and Delta looking back after 12 months after the effective date of the new collective bargaining agreement, or February 17, 2012.  After review and agreement, the Company would receive a one-time retroactive adjustment related to the prior 12 months for the increase in its pilot costs, as well as a prospective adjustment to the rates payable for future periods.  In addition, a negotiated reset of the rate-based payments the Company receives under its CRJ-200 ASA and its Mesaba CRJ-900 DCA was set to occur at the beginning of 2013 (the “2013 Rate Reset”).  This rate reset was designed to adjust the Company’s rate based compensation under the CRJ-200 ASA and the Mesaba CRJ-900 DCA to equal its actual and projected costs (excluding pilot-related costs) under those CPAs at that time.  The A&R CRJ-200 ASA eliminated the provision for both the Pilot Rate Reset and the 2013 Rate Reset.

To the extent that we operate regional jets on behalf of another major airline, Delta may remove one aircraft for every two aircraft that we operate for another partner above an initial base of 20 regional jets.  Delta may remove no more than 20 aircraft subject to this option and no more than five aircraft in any 12-month period.  Delta may only exercise this option if the removed aircraft are not operated by or on behalf of Delta after their removal.  Delta may also make changes to our daily aircraft utilization, which can have a material impact on our financial performance.

Upon a change of control of the Company, Delta has both the option to remove up to 70 aircraft from Pinnacle over a three-year period and the option to extend the A&R CRJ-200 ASA for another five years without the obligation to reset rates. In addition, certain operating performance measurement formulas would be revised in Delta’s favor.

Delta may terminate the A&R CRJ-200 ASA at any time for cause, which is defined as:

•	our failure to make any payment under any CRJ-200 aircraft lease or sublease with Delta;
•	an event of default by us under any aircraft lease or sublease with Delta;
•	an event of default under any of our other agreements with Delta;
•	our failure to maintain required insurance coverages;
•	our failure to comply with Delta’s inspection requirements;
•	suspension or revocation of our authority to operate as an airline by the Federal Aviation Administration (“FAA”) or the Department of Transportation (“DOT”);
•
our failure to operate more than 50% of our aircraft for more than seven consecutive days or our failure to operate more than 25% of our aircraft for more than 21 consecutive days, other than as a result of:

o	an FAA order grounding all commercial flights or all air carriers or grounding a specific aircraft type of all carriers,
o	a scheduling action by Delta or
o	Delta’s inability to perform its obligations under the A&R CRJ-200 ASA as a result of a strike by Delta employees;
•
our failure to comply with certain other requirements contained in the A&R CRJ-200 ASA, including operating performance requirements measured over six-month periods, to the extent such requirements remain uncured after any applicable grace period.

 Delta may also terminate the agreement for any breach of the agreement by us that continues uncured for more than 30 days after we receive notice of the breach.  However, in the case of a non-monetary default, Delta may not terminate the agreement if the default would take more than 30 days to cure and we are diligently attempting to cure the default.  In addition, both Delta and we are entitled to seek an injunction and specific performance for a breach of the agreement.  In addition, in the case of any other termination of the A&R CRJ-200 ASA, Delta will have the right to require us:

•	to terminate all leases, subleases and agreements with Delta;
•
to assign, or use our best efforts to assign to Delta, subject to some exceptions, any leases with third parties for facilities at airports to which we primarily fly scheduled flights on behalf of Delta; and

•
to sell or assign to Delta facilities and inventory then owned or leased by us and used primarily for the services we provide to Delta for an amount equal to the lesser of the fair market value or depreciated book value of those assets.

In general, we have agreed to indemnify Delta, and Delta has agreed to indemnify us, for any damages caused by any breaches of our respective obligations under the A&R CRJ-200 ASA or caused by our respective actions or inaction under the A&R CRJ-200 ASA.

Pinnacle CRJ-900 Delta Connection Agreement.  As of December 31, 2011, Pinnacle provided regional jet service to Delta through our operation of 16 76-seat CRJ-900 aircraft under the Pinnacle CRJ-900 DCA.  Delta has the option to add, and we have the option to remove, seven CRJ-900 aircraft under the Pinnacle CRJ-900 DCA.

The Pinnacle CRJ-900 DCA provides for Delta to pay pre-set rates based on the capacity we provide to Delta.  We are responsible for the costs of flight crews, maintenance, dispatch, aircraft ownership, and general and administrative costs.  In addition, Delta reimburses us for certain pass-through costs, including landing fees, most station-related costs (to the extent that we incur them), and aircraft hull and general liability insurance.  In most instances, Delta provides fuel and ground handling services at no cost to Pinnacle, and to the extent we incur any of these costs, they are reimbursed by Delta.  We earn incentive payments (calculated as a percentage of the payments received from Delta) if we meet certain performance targets.  The Pinnacle CRJ-900 DCA also provides for reimbursements to Delta annually to the extent that our actual pre-tax margin on our Pinnacle CRJ-900 DCA operations exceeds certain thresholds.

On April 1, 2012, Pinnacle Airlines Corp., Pinnacle Airlines, Inc. and Delta entered into a Second Amendment to Delta Connection Agreement (the “Pinnacle CRJ-900 DCA Amendment”).  The Pinnacle CRJ-900 DCA Amendment provides that the Pinnacle CRJ-900 DCA shall terminate in accordance with the following schedule: two (2) aircraft shall be removed from service during January 2013; three (3) aircraft shall be removed from service during each of February, March and April, 2013; and the remaining four (4) aircraft shall be removed from service during May 2013.  Under certain conditions, such removals may be accelerated by Delta.  In addition, the Pinnacle CRJ-900 DCA Amendment modifies rates paid by Delta for services performed by Pinnacle Airlines, Inc., and eliminates the provision for the Pilot Rate Reset.  The Pinnacle CRJ-900 DCA Amendment also includes an agreement between Delta and Pinnacle Airlines, Inc. that Delta shall have an allowed general unsecured claim based on Delta’s damages as a result of the modifications of the Pinnacle CRJ-900 DCA, including without limitation early termination, and the allowed amount of the claim will be subject to the determination and approval of the Bankruptcy Court.

Mesaba CRJ-900 Delta Connection Agreement.  As of December 31, 2011, Mesaba operated 41 CRJ-900 aircraft under the Mesaba CRJ-900 DCA.  The Mesaba CRJ-900 DCA terminates on June 30, 2022.

Under the Mesaba CRJ-900 DCA, Delta reimburses certain direct expenses, including airport landing fees, property taxes, heavy airframe maintenance, and aircraft hull and aviation liability insurance.  In addition, Delta provides fuel, ground handling services, and various other services at no cost to Mesaba.  We are subject to certain monthly performance levels and may earn incentive payments or incur penalties if we achieve or fail to achieve certain predetermined operational performance goals.

On April 1, 2012, Pinnacle Airlines Corp., Pinnacle Airlines Inc. and Delta entered into an Amended and Restated 2010 Delta Connection Agreement (the “A&R CRJ-900 DCA”), which amends and restates the Mesaba CRJ-900 DCA.  The A&R CRJ-900 DCA modifies the rates paid by Delta for services performed by Pinnacle Airlines, Inc. and eliminates the provisions for the Pilot Rate Reset and the 2013 Rate Reset.

United Express Q400 Capacity Purchase Agreement.  Pursuant to the Q400 CPA, we operate Q400 turboprop regional aircraft predominantly out of United’s hubs at Newark Liberty International Airport, Washington Dulles, and Houston/George Bush Intercontinental Airport.  As of December 31, 2011, we operated 31 Q400 aircraft under the Q400 CPA.  We also maintained options to purchase an additional 15 Q400 aircraft; however, these options were cancelled in February 2012.

The Q400 CPA provides that we are compensated at pre-set rates for the capacity that we provide to United.  We are responsible for our own expenses associated with flight crews, maintenance, dispatch, aircraft ownership, and general and administrative costs.  In addition, United reimburses us without a markup for certain reconciled costs, such as landing fees, most station-related costs not otherwise provided by United or its designee; aircraft hull and passenger liability insurance (provided that our insurance rates do not exceed those typically found at other United regional airline partners); and passenger related costs.  United will also provide at no charge fuel and ground handling services at its stations.  United may request that we provide ground handling for our flights at certain stations, in which case, we will be compensated at a predetermined rate for these ground handling services.  The United Q400 CPA also provides for the ability to earn additional incentive-based revenue or incur penalties if we achieve or fail to achieve certain operational and financial performance targets.

As of February 1, 2012, Pinnacle Airlines Corp. and Colgan entered into an agreement (the “Interim Agreement”) with United, amending the terms of the Q400 CPA for an interim period and setting forth provisions related to possible further modifications to and restructuring of the Q400 CPA.  The term of the Interim Agreement commenced on February 1, 2012 and ended on April 2, 2012.  During this time, United was required to pay certain aircraft ownership expenses and increased rates for our Q400 operations and our former United Pro-Rate Agreements.  Under the Interim Agreement, the services performed under our former United Pro-Rate agreements were operated under provisions substantially identical to the Q400 CPA.

On April 23, 2012, the Bankruptcy Court approved the Final Order authorizing the Company to enter into the previously discussed United Agreement.

Pro-Rate Agreements

As of the date of this filing, the Company no longer operates any flights under Pro-Rate agreements, with the exception of certain Essential Air Service (“EAS”) contracts with the DOT that we operate on behalf of US Airways.  The EAS program provides a federal government subsidy within certain small markets that could not otherwise sustain commercial air service because of limited passenger demand.  We anticipate exiting the EAS contracts operated under Pro-Rate agreements, which are not material to our business, in June 2012.

Employees

Labor costs are a significant component of regional airline expenses and can substantially affect our results.  The follow table details the number of employees by group as of December 31, 2011:

Employee Group	Total
Pilots	2,831
Flight attendants	1,777
Ground operations personnel	1,136
Mechanics and other maintenance personnel	1,184
Dispatchers and crew resource personnel	378
Management and support personnel	491
Total	7,797

As of December 31, 2011, approximately 15% of our employees were part-time employees and approximately 71% of our employees were represented by unions. The Railway Labor Act, which governs labor relations for unions representing airline employees, contains detailed provisions that must be exhausted before work stoppage can occur once a collective bargaining agreement becomes amendable.  Refer to Note 14, Commitments and Contingencies, in Item 8 of this Form 10-K for a table reflecting our principal collective bargaining agreements and their respective amendable dates.

Aircraft Maintenance

Using a combination of FAA-certified maintenance vendors and our own personnel and facilities, we maintain our aircraft on a scheduled and as-needed basis.  We perform preventive maintenance and inspect our engines and airframes in accordance with our FAA-approved maintenance policies and procedures.

The maintenance performed on our aircraft can be divided into three general categories: line maintenance, heavy maintenance checks, and engine and component overhaul and repair. Line maintenance consists of routine daily and weekly scheduled maintenance inspections on our aircraft, including pre-flight, daily, weekly, and overnight checks and any diagnostic and routine repairs.  Heavy maintenance checks involve partial and complete inspection and repair of the airframe while the aircraft is out of service for a prolonged period of time.  Component overhaul and repair involves sending parts, such as engines, landing gear and avionics to a third-party, FAA-approved maintenance facility.  We are party to maintenance agreements with various vendors covering our aircraft engines, avionics, auxiliary power units, and brakes.

Training

We provide training to our flight personnel at our Corporate Headquarters in Memphis, Tennessee and our facility in Minneapolis, Minnesota.  We own and utilize two simulators, one CRJ-200 aircraft simulator and one CRJ-900 aircraft simulator, in Minneapolis.  We also outsource simulators operated by FlightSafety International at various flight simulator centers throughout the U.S. and Canada, as well as simulators operated by the Pan Am International Flight Academy in Minneapolis.

We provide both internal and outside training for our maintenance personnel.  To maximize value for the Company and to ensure our employees receive the highest quality training available, we take advantage of manufacturers’ training programs, particularly when acquiring new aircraft.  We employ professional instructors to conduct training of pilots, mechanics, flight attendants, and ground operations personnel.

Safety

We are committed to the safety and security of our passengers and employees.  For example, all of our operating subsidiaries have implemented the Flight Operational Quality Assurance (“FOQA”) program.  FOQA programs involve the collection and analysis of data recorded during flight to improve the safety of flight operations, air traffic control procedures, and airport and aircraft design and maintenance.

We have also implemented the FAA’s Aviation Safety Action Program (“ASAP”) at all of our operating subsidiaries.  ASAP’s focus is to encourage voluntary reporting of safety issues and events that come to the attention of employees of certain certificate holders.   We also maintain Line Observation Safety Audit (“LOSA”) programs to obtain a self-evaluation of safety procedures that are invaluable in assessing opportunities for enhancing safety in flight operations.  We are also adopting the FAA’s Safety Management System (“SMS”).

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

We were given the option under the Air Transportation Safety and Stabilization Act, signed into law on September 22, 2001, to purchase certain third-party war risk liability insurance from the U.S. government on an interim basis at rates that are more favorable than those available from the private market. As provided under this Act, we have purchased from the FAA this war risk liability insurance, which is currently set to expire on September 30, 2012.  We expect to renew the policy upon its expiration.

Regulations

Our subsidiaries operate under air carrier certificates issued by the FAA and certificates of convenience and necessity issued by the DOT.  Failure to comply with FAA or DOT regulations can result in civil penalties, revocation of the right to operate or criminal sanctions.  For more information concerning these regulations, see Item 1A, Risk Factors, of this Form 10-K.  Also, for more information concerning any unresolved civil penalties, see Note 14, Commitments and Contingencies, in Item 8 of this Form 10-K.

Seasonality

As with most airlines, we are subject to seasonality and cyclicality, which can significantly affect our financial and operating results.  Mainline carriers use CPAs because these arrangements allow them to expand or contract aircraft utilization based upon levels of demand for regional airline services.  Our CPAs with Delta provide for the ability to reduce flying in periods of low demand.

Website

Our website address is www.pncl.com.  All of our filings with the U.S. Securities and Exchange Commission (“SEC”) are available free of charge through our website on the same day, or as soon as reasonably practicable after we file them with, or furnish them to, the SEC.  Printed copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K may be obtained by submitting a request at our website.  Our website also contains our Code of Business Conduct, which contains rules of business conduct and ethics applicable to all of our directors and employees.  Any amendments to or waivers from the Code of Business Conduct, should they occur, will be promptly posted to our website.  In addition, information regarding our Chapter 11 filing and reorganization can be found at www.pinnaclerestructuring.com.

Item 1A. Risk Factors

If any of the following occurs, our business, financial condition and results of operations could suffer.  We operate in a continually changing business environment.  In this environment, new risks may emerge and already identified risks may vary significantly in terms of impact and likelihood of occurrence. Management cannot predict such developments, nor can it assess the impact, if any, on our business of such new risk factors or of events described in any forward-looking statements.

We have identified various risks faced by the organization and aligned these risks with appropriate board level oversight.

RISKS RELATED TO OUR FINANCIAL CONDITION

1.
Our filing of voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and our ability to successfully emerge as a stronger, more focused company may be affected by a number of risks and uncertainties.

We are subject to a number of risks and uncertainties associated with the filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, which may lead to potential adverse effects on our liquidity, results of operations and business prospects.  We cannot make any assurances regarding the outcome of the Chapter 11 proceedings.  Risks and uncertainties associated with our Chapter 11 proceedings include the following:

•	our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 cases and the outcomes of Bankruptcy Court rulings in the case in general;

•	the length of time that we will operate under the Chapter 11 cases and our ability to successfully emerge from Chapter 11;

•	our ability to develop and consummate a plan of reorganization with respect to the Chapter 11 cases;

•
our ability to obtain Bankruptcy Court and creditor approval of our reorganization plan and the impact of alternative proposals, views and objections of the creditors’ committee and other interested parties, which may make it difficult to develop and consummate a reorganization plan in a timely manner;

•
risks associated with third parties seeking and obtaining court approval to (i) terminate or shorten our exclusivity period to propose and confirm a plan of reorganization; (ii) appoint a Chapter 11 trustee or (iii) convert the Chapter 11 cases to Chapter 7 liquidation cases;

•	risks associated with third-party motions in the Chapter 11 cases, which may interfere with our reorganization efforts;

•	the ability to maintain sufficient liquidity throughout the Chapter 11 proceedings;

•	increased costs related to the Bankruptcy Filing;

•	our ability to manage contracts that are critical to our operation, to obtain and maintain appropriate terms with customers, suppliers and service providers; and

•	the outcome of pre-petition claims against us; and our ability to maintain existing customers, vendor relationships and expand our customer base.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our relationships with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

Because of the risks and uncertainties associated with our Chapter 11 cases, the ultimate impact of events that occur during the reorganization proceedings on our business, financial condition and results of operations cannot be accurately predicted or quantified.  If any one or more of these risks materializes, it could affect our ability to continue as a going concern.

2.	There can be no assurance that we will be able to meet our obligations under our debtor-in-possession financing.

In addition to standard financing covenants and events of default provided in similar post-petition credit facilities, the DIP Financing also includes requirements relating to (i) certain milestones that must be met relating to the delivery of a six-year business plan; (ii) the filing and confirmation of a plan of reorganization; and (iii) modifications to collective bargaining agreements through a settlement or relief under Section 1113 of the Bankruptcy Code.

A breach of any of the covenants contained in the DIP Financing, or our inability to comply with the required milestones in the DIP Financing, when applicable, could result in an event of default under the DIP Financing, subject, in certain cases, to applicable grace and cure periods.  If any event of default occurs and we are not able to either cure it or obtain a waiver from Delta, Delta may declare all of our outstanding obligations under the DIP Financing, together with accrued interest and fees, to be immediately due and payable, and further, Delta may terminate its commitment under the DIP Financing, and if applicable, Delta could institute foreclosure proceedings against our pledged assets.  This could adversely affect our operations and our ability to satisfy our obligations as they come due.

3.	We have substantial liquidity needs and face liquidity pressure.

We have substantial liquidity needs in the operation of our business and face significant liquidity challenges due to the financial difficulties experienced in the airline industry. Accordingly, we believe that our cash and cash equivalents will remain under pressure during 2012 and thereafter. Because substantially all of our assets are encumbered and our DIP Financing contains restrictions against additional borrowing, we believe we will not be able to obtain any material amount of additional debt financing during our Chapter 11 proceedings.

A number of other factors, including our financial results in recent years, our substantial indebtedness, the difficult revenue environment we face, and the financial difficulties experienced in the airline industry, adversely affect the availability and terms of funding that might be available to us during, and upon emergence from, our Chapter 11 cases.  In addition, the global economic downturn resulted in greater volatility, less liquidity, widening of credit spreads, and substantially more limited availability of funding.  As a result of these and other factors, there can be no assurances that we will be able to source capital at acceptable rates and on acceptable terms, if at all, to fund our current operations and our exit from Chapter 11. An inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations, both currently and upon emergence from Chapter 11.

4.	Our initiatives to reduce our costs may not be adequate or successful.

As we seek to improve our financial condition, we must continue to take steps to reduce our costs during the Chapter 11 proceedings.  Our future plan of reorganization will contain initiatives to reduce our costs and increase our revenues.  We should, however, note that given the structure and long-term nature of our code-share agreements and our relationships with our partners, it is very difficult to identify and implement significant cost savings initiatives.  Moreover, whether our initiatives will be adequate or successful depends in large measure on factors beyond our control, notably the overall industry environment, including passenger demand, yield and industry capacity growth, and labor negotiations.

5.	The amounts we receive under our operating agreements may be less than the corresponding costs we incur.

Under our CPAs, our partners bear the risk related to the cost of certain reimbursable expenses that they are contractually required to repay in full to us.  With respect to other costs, our code-share partners are obligated to pay to us amounts at predetermined rates based on the level of capacity that we generate for them.  If our controllable costs continue to exceed our rate-based revenue, our financial results will continue to be adversely affected.  For example, certain CRJ-200 line maintenance expenses are intended to be covered by our rate-based revenue.  As our CRJ-200 fleet ages, the maintenance costs required to support the fleet are increasing, which places additional pressure on our profitability.

6.
Even if a Chapter 11 plan of reorganization is consummated, continued weakness or worsening of economic conditions could have an adverse affect on our business and financial conditions in ways that we cannot currently predict.

While the stability of the U.S. and global economy remains in question, the financial and credit markets remain at risk, which could depress any prospects for sustainable growth in the airline industry in the near future.  As a result of the ongoing uncertainty in credit markets, particularly as a result of recent credit rating alerts issued by Standard and Poor's on sovereign debt, our access to capital markets to raise capital may be restricted, which could affect our ability to meet our obligations, could create difficulty in reacting to changing economic and business conditions, and could limit our ability to expand our operations.  Additionally, a decline in economic conditions can also impair the ability of our counterparties to satisfy their obligations to us.

7.	We are often affected by certain factors beyond our control, including weather conditions, which can affect operating performance and financial results.

While a significant portion of revenues earned under our CPAs are rate-based and driven by the block hours we operate, our operating agreements with our partners include incentives and penalties that are based upon operating performance.  During periods of adverse weather conditions, flights may be cancelled or significantly delayed.  Such factors can negatively impact our operating performance and preclude us from earning incentives and may result in incurring penalties.

RISKS RELATED TO OUR OPERATING STRATEGY

8.	We are highly dependent upon our regional airline services agreements with Delta.

We are highly dependent on Delta and United, our largest customers in 2011, which generated approximately 74% and 22%, respectively, of our consolidated regional airline services revenue during the year ended December 31, 2011.  In addition, 41 of our 57 CRJ-900 aircraft and our entire fleet of 141 CRJ-200 aircraft are subleased from Delta under leases that terminate if our airline services agreements with Delta terminate.  By the end of 2012, 100% of our regional airline services revenue will be generated from Delta, and all of our aircraft will be subleased from Delta.  We would be significantly and negatively affected should one of our remaining code-share agreements with Delta be terminated, and we likely would be unable to find an immediate source of revenue or earnings to offset such a loss.  We may be unable to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements.  Operating as an independent airline would be a departure from our business strategy and would require considerable time and resources.

Our code-share agreements with our partners include various minimum operating performance requirements, which, if we fail to meet, provide the partner with the ability to terminate the agreement with little or no notice requirement.  All of our CPAs with Delta contain cross-default provisions.  Therefore, any failure on our part to meet minimum operating performance requirements under any contract will provide Delta the legal right to terminate any or all of our code-share agreements with Delta.

Certain conditions that are beyond our control, such as weather, may negatively affect our performance such that we may fall below the minimum operating requirements.  For example, in June 2008, Delta gave notice to Pinnacle that it intended to terminate the Pinnacle CRJ-900 DCA, citing failure to meet on-time performance requirements in the CRJ-900 DCA.  We disputed Delta’s right to terminate the Pinnacle CRJ-900 DCA, and we subsequently agreed with Delta to continue operating under the Pinnacle CRJ-900 DCA.  Any future attempt by Delta to terminate one of our code-share agreements resulting from our failure to meet our minimum operating performance requirements would, if successful, have a material negative impact on our financial performance and liquidity.

9.	We are highly dependent upon the services provided by our major airline partners.

We are highly dependent upon our partners for the services they provide to support our current operations.  For example, we currently use or rely upon Delta’s and United’s systems, facilities, and services to support a significant portion of our operations, including airport and terminal facilities and operations, information technology support, ticketing and reservations, scheduling, dispatching, fuel purchasing, and ground handling.  Were we to lose any of our operations with these partners, we would need to replace all of the services mentioned above and make the other arrangements necessary to fly as an independent airline or otherwise find a suitable use for the aircraft.

10.	There are long-term risks related to supply and demand of regional aircraft associated with our regional airline services strategy.

Many of our major airline partners have publicly indicated in the past that their committed supply of regional airline capacity is larger than they desire due to current market conditions, particularly as it relates to volatile fuel costs.  Specifically, they cite an oversupply of 50-seat regional jets under contractual commitments with regional airlines.  In addition to reducing the number of 50-seat jets under contract, major airlines have reduced the utilization of regional aircraft, thereby reducing the revenue paid to regional airlines under CPAs.  Delta in particular has reduced both the number of 50-seat regional jets within its network and the number of regional airlines with which it contracts.  For example, Delta’s utilization of our 50-seat CRJ-200 aircraft has decreased in recent years, which had a negative impact on our regional airline services revenue and profitability.  Our CPAs with Delta do not contain a provision for a minimum level of utilization.

In an environment where the supply of regional aircraft exceeds the demand from the major airlines, our competitors may price their regional airline products below cost or otherwise compete aggressively to retain business.

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

We have fewer financial resources than many of our competitors, and therefore we may be at a competitive disadvantage as we compete for new business opportunities.  Additionally, Delta may still seek to reduce our level of operations, either through reduced utilization of our fleet or through attempted reductions in the number of aircraft that we operate.

11.	We are increasingly dependent on technology in our operations, and if our technology fails, our business may be adversely affected.

Our subsidiaries’ systems operations control centers, which oversee daily flight operations, are dependent on a number of technology systems to operate effectively.  Large scale interruption in technology infrastructure that we depend on, such as power, telecommunications, or the internet, could cause a substantial disruption in our operations, which could lead to poor operating performance, loss of regional airline services revenue, and financial penalties under our operating contracts.   In some instances, if the disruption to our operations were severe, our major airline partners could have the right to terminate our operating contracts.  While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial consequences to our business.

12.	The airline industry has recently gone through a period of consolidation and transition; consequently, we have fewer potential partners.

Since 1978 and continuing to the present, the airline industry has undergone substantial consolidation, and it may undergo additional consolidation in the future.   For example, since 2008, significant mergers have been executed between AirTran Airways and Southwest Airlines, Continental and United, and Delta and Northwest Airlines.  We, as well as our partners, routinely monitor changes in the competitive landscape and engage in analysis and discussions regarding our strategic position.  Further consolidation could limit the number of potential partners with whom we could enter into code-share relationships.

13.	We may be limited from expanding our flying within our partners’ flight systems, and there are constraints on our ability to provide airline services to other airlines.

Additional growth opportunities within our partners’ flight systems are limited by various factors. Except as currently contemplated by our existing code-share agreements, we cannot assure that our partners will contract with us to fly any additional aircraft. We may not receive additional growth opportunities, or may agree to modifications to our code-share agreements that reduce certain benefits to us in order to obtain additional aircraft, or for other reasons. Furthermore, difficult financial conditions or significant restructurings at Delta may reduce the growth of regional flying within Delta’s flight systems. Given the volatile nature of the airline industry, we believe that some of our competitors may be more inclined to accept reduced margins and less favorable contract terms in order to secure new or additional code-share operations. Even if we are offered growth opportunities by our major partners, those opportunities may involve economic terms or financing commitments that are unacceptable to us. Any one or more of these factors may reduce or eliminate our ability to expand our flight operations with our existing code-share partners. Additionally, even if our partners choose to expand our fleet on terms acceptable to us, they may be allowed at any time to subsequently reduce the scope of our operations, which could result in a reduction in the block hours we operate and/or the number of aircraft covered by our code-share agreements.  We also cannot provide any assurance that we will be able to obtain the additional ground and maintenance facilities, including gates, and support equipment, to expand our operations. The failure to obtain the facilities and equipment required would likely impede our efforts to implement our business strategy and could materially and adversely affect our operating results and our financial condition.

Our partners may be restricted in increasing their business with us, due to “scope” clauses in the current collective bargaining agreements with their pilots that restrict the number and size of regional jets that may be operated in their flight systems not flown by their pilots.  For example, Delta’s scope limitations restrict its partners from operating aircraft with over 76 seats, even if those aircraft are operated for an airline other than Delta. We cannot assure that these scope clauses will not become more restrictive in the future.

Our business model depends on major airlines electing to contract with us instead of operating their own regional jets. Some major airlines, including Delta, American, and Alaska, own their own regional airlines or operate their own regional jets instead of entering into contracts with regional carriers. We have no guarantee that in the future our code-share partners will choose to enter into contracts with us instead of operating their own regional jets. Our partners are not prohibited from doing so under our code-share agreements. A decision by Delta to phase out code-share relationships and instead operate their own regional jets could have a material adverse effect on our financial condition, results of operations or the price of our common stock.

Additionally, our code-share agreements limit our ability to provide airline services to other airlines in certain major airport hubs of each of our partners.  Due to the fluctuations in our schedules, which are established primarily by our major partners, there may be times that the number of flights we fly to and from a particular airport may exceed the limitations set forth in one or more of our code-share agreements. The breach of those limitations could constitute a breach of the applicable code-share agreement, which could have a material adverse effect on our operations.

RISKS RELATED TO LABOR

14.	Increases in our labor costs, which constitute a substantial portion of our total operating costs, may directly affect our earnings.

Labor costs are not directly reimbursed by any of our code-share partners.  Rather, compensation for these costs is intended to be covered by the payments based on pre-set rates for block hours, departures, and fixed costs.  Labor costs constitute a significant portion of our total operating costs, ranging from approximately 30% to 35%, and it is estimated that this number will increase to 40% to 45% by 2013.  Pressure to increase these costs beyond standard industry wages, and therefore beyond the limits intended to be covered by the fixed payments we receive from our code-share partners, is increased by the high degree of unionization of our workforce.  As of December 31, 2011, 71% of our employees were unionized.  Increases in our unionized labor costs may potentially result in a material reduction to our earnings, and could affect our future prospects for additional business opportunities.

For example, on February 17, 2011, we entered into the ALPA JCBA, which materially increased our pilots’ salaries, wages, and benefits costs.

15.
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

In connection with our Chapter 11 cases, we will be seeking wage reductions and other concessions from our labor unions in order to ensure the viability of our business.  While we hope that consensual agreements can be reached with each of our unions, an inability to reach agreement with union representatives or otherwise gain such concessions would significantly impair our ability to reorganize and successfully emerge from Chapter 11.

16.	If we are unable to attract and retain key employees, our operating performance and financial results could be harmed.

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

Similarly, as we focus on integrating our operations, which can place significant strains on an organization, our need increases for qualified pilots, mechanics, and other airline-specific employees.  If we are unable to hire, train, and retain qualified pilots, we would be unable to efficiently run our operations and our competitive ability would be impaired.  Our business could be harmed and revenue reduced if, due to a shortage of pilots, we could be forced to cancel flights and forego earning incentive-based revenue under our code-share agreements while conversely incurring performance penalties.

RISKS RELATED TO SAFETY AND COMPLIANCE

17.	Changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

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

For example, prompted by the February 2009 Colgan Flight 3407 accident near Buffalo, New York, passengers and governmental authorities have raised industry-wide questions about pilot qualifications, training and fatigue. On August 1, 2010, the United States Congress passed into law the Airline Safety and Federal Aviation Administration Act of 2010.  The law adds new certification requirements for entry-level commercial pilots, requires additional emergency training, improves availability of pilot records through a centralized database, mandates stricter rules to minimize pilot fatigue, and includes other regulatory mandates.

18.
Failure to comply with FAA or DOT regulations could result in civil penalties, the grounding of our operations, the revocation of our right to operate, and damage to our reputation with our current code-share partners as well as potential code-share partners, all of which could negatively impact our financial results and our ability to operate as a going concern.

Our subsidiaries operate under air carrier certificates issued by the FAA and certificates of convenience and necessity issued by the DOT.

FAA regulations are primarily in the areas of flight operations, maintenance, ground facilities, transportation of hazardous materials, and other technical matters. The FAA may issue fines, suspend or revoke the air carrier certificate of any one of our subsidiaries if we fail to comply with the terms and conditions of the certificates. The FAA requires each airline to obtain approval to operate at specific airports using specified equipment.   Under FAA regulations and with FAA approval, our subsidiaries have established a maintenance program for each type of aircraft they operate that provides for the ongoing maintenance of these aircraft, ranging from frequent routine inspections to major overhauls.  For example, during the year ended December 31, 2011, we have incurred $1.3 million in expenses associated with FAA inspections.

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

19.	We are at risk of adverse publicity stemming from any accident involving our aircraft.

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

20.	We are subject to many forms of environmental regulation and may incur substantial costs as a result.

We are also subject to increasingly stringent federal, state, and local laws, regulations and ordinances relating to the protection of the environment, including those relating to emissions in the air. Compliance with all environmental laws and regulations can require significant expenditures.  There is increasing regulatory focus in North America on climate change and greenhouse gas emissions.  We continue to follow any developments of the regulatory programs in both the United States and other areas that we operate our business. Climate change-related regulatory activity in future periods may adversely affect our business and financial results.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties

Flight Equipment

The following table displays our aircraft fleets as of December 31, 2011.

Aircraft Type	Number of Aircraft Leased	Number of Aircraft Owned	Total Aircraft	Standard Seating Configuration
CRJ-200	141	-	141	50
CRJ-900	41	16(1)	57	76
Total regional jets	182	16	198
Q400(2)	3(3)	28	31	74
Saab 340B(4)	26(5)	23	49	34
Total turboprops	29	51	80
Total aircraft	211	67	278

(1)	As discussed in Item 1, we will wind down operations using these aircraft during the first half of 2013.
(2)
As discussed in Item 1, in connection with our Chapter 11 filing, we abandoned the 28 owned Q400s and rejected the leases on the leased Q400 aircraft.  We continue to operate a portion of this fleet, but will wind down operations using these aircraft during 2012 and do not expect to operate any by the end of 2012.

(3)	Includes one spare Q400 aircraft that we utilized under an operating lease.
(4)
As discussed in Item 1, in connection with our Chapter 11 filing, we rejected the leases on the leased Saab aircraft.  We continue to operate a portion of this fleet, but we are winding down operations using these aircraft during 2012 and do not expect to operate any by the end of July 2012.

(5)
In December 2011, we ended our US Airways operations at New York-LaGuardia and, as of December 31, 2011, we ceased use of seven Saab 340B+ aircraft, which we utilized under operating leases with expiration dates through January 2015.  Refer to Note 5, Special Items, in Item 8 of this Form 10-K, for more details regarding the exit liability associated with the seven aircraft.  Also, as of December 31, 2011, we had ten Saab 340B+ aircraft that were no longer in operation under the Delta Saab DCA and remained in the lease return process.

Facilities

Our corporate offices are located in Memphis, Tennessee.  In 2011, we relocated our corporate offices from the airport area to downtown Memphis, where we occupy office space under a 13-year lease that expires in 2024.  One of the considerations influencing the decision to make this move was a commitment by the state of Tennessee to pay us certain tax incentives.  As of the date of this filing, we have not received payment of any of these incentives.  We also lease office and flight simulator training space in Minneapolis, Minnesota, under a lease that expires in November 2016.

Our hangar and maintenance facilities are located in cities that we serve based on market size, frequency, and location.  We believe that our existing facilities are adequate for our fleet.  As our fleet and route structure change, we may make modifications to our maintenance operations,

We currently lease ten hangar facilities located in Memphis, Tennessee; Washington-Dulles; Minneapolis, Minnesota; Detroit, Michigan; Houston, Texas; Albany, New York; Knoxville, Tennessee; Des Moines, Iowa; Fort Wayne, Indiana; and Mosinee, Wisconsin.  These leases expire on various dates.  We also own one aircraft hangar facility in Mosinee, Wisconsin.  The rents associated with three of these hangar facilities are reimbursed by Delta.

We currently lease six line maintenance facilities located in Atlanta, Georgia; New York City-John F Kennedy; Newark, New Jersey; Austin, Texas; Greenville, South Carolina; and Indianapolis, Indiana.

In connection with our code-share agreements, we maintain contract service agreements with our partners allowing for the use of terminal gates, parking positions, and operations space at airports we serve on behalf of our customers.  We believe the use of the terminal gates, parking positions, and operations space obtained from our code-share partners as well as our leased office space and maintenance facilities will be sufficient to meet the operational needs of our business.

Item 3.  Legal Proceedings

The Company and its subsidiaries are defendants in various ordinary and routine lawsuits incidental to our business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of our management, based on current information and legal advice, that the ultimate disposition of these suits will not have a material adverse effect on our consolidated financial statements as a whole.  For further discussion, refer to Note 14, Commitments and Contingencies, in Item 8 of this Form 10-K.

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

Chapter 11 Filing.  Please refer to Item 1, Business, for a discussion of the Bankruptcy Filing.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Set forth below, for the applicable periods indicated, are the high and low closing sale prices per share of our common stock as reported by NASDAQ.  Following our initial public offering, our common stock began trading on November 25, 2003 on the NASDAQ Global Select Market under the symbol “PNCL.”  On April 11, 2012, our stock was delisted from NASDAQ and began trading on the Pink OTC Markets Inc. under the symbol “PNCLQ.”

2011	High	Low
First quarter	$8.64	$5.26
Second quarter	$6.06	$4.05
Third quarter	$4.67	$2.77
Fourth quarter	$3.10	$0.82

2010	High	Low
First quarter	$8.58	$7.03
Second quarter	$7.80	$5.11
Third quarter	$6.15	$4.54
Fourth quarter	$8.21	$5.33

As of May 21, 2012, there were approximately 31 holders of record of our common stock.  We have paid no cash dividends on our common stock and have no current intention of doing so in the future.

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

Performance Graph

The following graph compares total shareholder return on the Company’s common stock over the five-year period ending December 31, 2011, with the cumulative total returns (assuming reinvestment of dividends) on the American Stock Exchange Airline Industry Index and the NASDAQ Composite Index. The stock performance graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2006. The graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

This selected consolidated financial data should be read together with Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the audited consolidated financial statements and related notes contained in Item 8, Financial Statements and Supplementary Data of this Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:	(in thousands, except per share data)

Total operating revenues(1)	$1,232,365	$1,020,767	$845,508	$864,785	$787,374
Total operating expenses (2)	1,231,230	959,234	764,799	819,178	734,963
Operating income	1,135	61,533	80,709	45,607	52,411
Nonoperating expense(3)	(47,239)	(40,650)	(38,471)	(54,196)	(8,462)
Income tax benefit (expense)(4)	14,626	(8,113)	(382)	(2,408)	(13,526)
Net income (loss)	(31,478)	12,770	41,856	(10,997)	30,423
Basic earnings (loss) per share	$(1.70)	$0.70	$2.33	$(0.62)	$1.46
Diluted earnings (loss) per share	$(1.70)	$0.69	$2.31	$(0.62)	$1.32
Shares used in computing basic earnings (loss) per share	18,481	18,132	17,969	17,865	20,897
Shares used in computing diluted earnings (loss) per share	18,481	18,558	18,133	17,865	23,116

(1)
Operating revenues were affected by the July 1, 2010 acquisition of Mesaba as well as the purchase of 16 Q400s during 2010 and 2011.  For more information regarding the Acquisition, refer to Note 15, Acquisition of Mesaba, in Item 8 of this Form 10-K.

(2)
Operating expenses for the year ended December 31, 2011 were adversely affected by the new collective bargaining agreement with our pilots, scheduling changes by our code-share partners, and special items charges.  Refer to Note 5, Special Items, for more details regarding special items charges.  Operating expenses were also affected by the July 1, 2010 acquisition of Mesaba as well as the purchase of 16 Q400s during 2010 and 2011.  For more information regarding the Acquisition, refer to Note 15, Acquisition of Mesaba, in Item 8 of this Form 10-K.  Operating expenses for the year ended December 31, 2008 were affected by a $13.5 million impairment charge on Colgan’s goodwill and aircraft retirement costs.

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

Item 6. Selected Financial Data (continued)

	As of December 31,
Balance Sheet Data:	2011	2010(1)	2009	2008	2007
	(in thousands)

Cash and cash equivalents	$66,317	$100,084	$91,574	$69,469	$26,785
Investments	1,049	1,852	2,723	116,900	186,850
Property and equipment, net	998,803	935,138	731,073	719,931	257,168
Total assets (2)	1,475,416	1,498,798	1,289,420	1,127,702	699,548
Long-term debt obligations, including leasing arrangements	720,553	667,875	521,961	603,026	174,208
Stockholders' equity	89,669	119,493	102,237	55,734	71,054

(1)
The balance sheet as of December 31, 2010 was affected by the July 1, 2010 acquisition of Mesaba.  For more information regarding the Acquisition, refer to Note 15, Acquisition of Mesaba, in Item 8 of this Form 10-K.

(2)
For the years ended December 31, 2011, 2010, and 2009, total assets include approximately $235 million, $275 million, and $300 million, respectively, of long-term receivables related to potential claims related to Colgan Flight 3407. This amount is offset in its entirety by a corresponding liability.  For more information, see Note 14, Commitments and Contingencies, in Item 8 of this Form 10-K.

	Years Ended December 31,
	2011	2010(1)	2009	2008	2007(1)

Other Data:
Revenue passengers (in thousands)	20,001	16,391	13,473	12,926	11,494
Revenue passenger miles (“RPMs”) (in thousands) (2)	8,673,702	6,942,182	5,281,461	5,420,673	4,898,188
Available seat miles (“ASMs”) (in thousands) (3)	11,589,719	9,438,766	7,204,094	7,380,490	6,604,082
Passenger load factor (4)	74.8%	73.5%	73.3%	73.4%	74.2%
Operating revenue per ASM (in cents)	10.63	10.81	11.74	11.72	11.92
Operating revenue per block hour	1,529	1,481	1,498	1,451	1,392
Operating cost per ASM (in cents)	10.62	10.16	10.62	11.10	11.13
Operating cost per block hour	1,528	1,391	1,355	1,375	1,300
Block hours
Regional jets	598,364	523,148	426,432	442,911	438,988
Turboprops	207,531	166,291	138,166	152,890	126,675
Departures
Regional jets	365,876	326,751	273,077	267,893	265,418
Turboprops	158,880	134,137	110,568	121,635	107,171
Average daily utilization (in block hours)
Regional jets	8.17	8.32	8.26	8.75	8.73
Turboprops	7.02	7.11	7.84	7.86	7.32
Average stage length (in miles)	413	402	374	396	321
Number of operating aircraft (end of period)
Regional jets	198	202	142	142	138
Turboprops	63	81	48	51	47
Employees	7,797	7,619	5,106	5,644	5,316

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Chapter 11 Filing

On April 1, 2012 (the “Petition Date”), Pinnacle Airlines Corp. and its subsidiaries (collectively, the “Company” or the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), case number 12-11343-REG.  The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Bankruptcy Filing is intended to permit the Company to reorganize and improve liquidity, reduce costs, wind down unprofitable contracts and focus on the most valuable business lines to enable sustainable profitability.  The Company’s goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code.  Confirmation of a reorganization plan could materially alter the classifications and amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments to the carry values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a reorganization plan or other arrangement or the effect of any operational changes that may be implemented.

Operation and Implication of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Accordingly, although the Bankruptcy Filing triggered defaults for certain of the Debtors’ debt and lease obligations, counterparties are stayed from taking any actions as a result of such defaults.  Absent an order of the Bankruptcy Court, substantially all of the Company’s pre-petition liabilities are subject to settlement under a reorganization plan.  As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty.  The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a confirmed reorganization plan or other arrangement may materially change the amounts and classifications in the Company’s consolidated financial statements.

Subsequent to the Petition Date, the Debtors received approval from the Bankruptcy Court to pay or otherwise honor pre-petition obligations generally designed to stabilize the Company’s operations.  These obligations relate to certain employee wages, salaries and benefits, and payments to fuel counterparties and other service providers in the ordinary course for goods and services received after the Petition Date.  The Debtors have retained, subject to Bankruptcy Court approval, legal and financial professionals to advise the Debtors in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business.  From time to time, the Debtors may seek Bankruptcy Court approval to retain additional professionals.

The U.S. Trustee for the Southern District of New York has appointed an official committee of unsecured creditors (the “UCC”).  The UCC and its legal representatives have a right to be heard before the Bankruptcy Court on matters affecting the Debtors.  There can be no assurance that the UCC will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any reorganization plan.

Reorganization Plan

In order for the Company to emerge successfully from Chapter 11, the Company must obtain the Bankruptcy Court’s approval of a reorganization plan, which will enable the Company to transition from Chapter 11 into ordinary course operations outside of bankruptcy.  In connection with a reorganization plan, the Company also may require a new credit facility, or “exit financing.”  The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing.  A reorganization plan determines the rights and satisfaction of claims of various creditors and parties-in-interest, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company presently expects that any proposed reorganization plan will provide, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company.  Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Company’s creditors and other interested parties, and thereafter in response to interested parties’ objections and the requirements of the Bankruptcy Code and Bankruptcy Court.  There can be no assurance that the Company will be able to secure approval for the Company’s proposed reorganization plan from the Bankruptcy Court or that the Company’s proposed reorganization plan will be accepted by the lender under the DIP Financing, as discussed below.  In the event that the Company does not secure approval of the proposed reorganization plan, the Company’s outstanding principal and interest obligations could become immediately due and payable.

Agreements with United Airlines and Export Development Canada

Since 2007, Colgan has performed regional air services for Continental Airlines, Inc. (“Continental”) with respect to Q400 aircraft predominantly out of Continental’s hub at Newark Liberty International Airport pursuant to a capacity purchase agreement (the “Q400 CPA”) and related ancillary agreements related to fuel and ground handling, each dated as of February 2, 2007 (together with the Q400 CPA, collectively, the “Prior Agreements”).  Pinnacle Airlines Corp. guaranteed Colgan’s obligations under the Prior Agreements pursuant to the Guarantee Agreement, dated as of February 2, 2007 (the “Continental Guarantee”).

The Q400 CPA provided for Colgan to be compensated at pre-set rates for the capacity that it provided to Continental.  Colgan was responsible for its own expenses associated with flight crews, maintenance, dispatch, aircraft ownership, and general and administrative costs.  In addition, Continental reimbursed Colgan without markup for certain reconciled costs, such as landing fees, most station-related costs not otherwise provided by Continental or its designee, aircraft hull and passenger liability insurance (subject to certain requirements) and passenger-related costs.

On April 23, 2012, the Bankruptcy Court granted the Debtors final approval pursuant to court order [ECF No. 173] (the “Final Order”) to reject the Prior Agreements and to terminate the Continental Guarantee, as more fully described below.  The Final Order also authorized the Debtors to enter into the New Agreements (as defined below).

United Agreement

The Final Order authorized the Debtors to perform their obligations under a term sheet (the “United Agreement”) among Pinnacle Airlines Corp., Colgan, Continental Airlines, Inc., United Air Lines, Inc. (together with Continental Airlines, Inc., “United”) and Export Development Canada (“EDC”).  The material terms of the United Agreement include:

•	The term of the United Agreement commenced on April 3, 2012 and will end on November 30, 2012, unless otherwise agreed by the Debtors and United.
•
During the term of the United Agreement, United shall pay increased rates for Colgan’s provision of regional air services related to Colgan’s Q400 and Saab aircraft on terms otherwise substantially similar to those contained in the Prior Agreements, which have been rejected by the Debtors in connection with their Chapter 11 proceedings, as more fully described below.

•
The regional air services provided to United will be wound down gradually over the term of the United Agreement, with the first three Q400 aircraft and the first five Saab aircraft being wound down in May 2012.  It is anticipated that the regional air services provided by the Saab aircraft and the Q400 aircraft will be fully wound down by July 31, 2012 and November 30, 2012, respectively.

•
United will pay EDC directly for Colgan’s continued use of each Q400 aircraft and related aircraft equipment financed by EDC (the “Q400 Covered Equipment”) until such aircraft are wound down in accordance with the United Agreement, pursuant to terms separately agreed by United and EDC.  Colgan will remain responsible for insuring the Q400 Covered Equipment during its period of continued use.

•	Pinnacle Airlines Corp. guarantees Colgan’s obligations under the United Agreement.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EDC Agreement

The Final Order also authorized the Debtors to perform their obligations under a term sheet (the “EDC Agreement,” and together with the United Agreement, the “New Agreements”) among Pinnacle Airlines Corp., Colgan, EDC and United.  The material terms of the EDC Agreement include:

•	As of the Petition Date, Colgan shall be deemed to have returned to EDC all Q400 Covered Equipment used to perform the regional air services under the United Agreement.
•
EDC waived its right to seek administrative expense claims against the Debtors in connection with such return but reserved its right to seek administrative expense claims against the Debtors in connection with any breach of the EDC Agreement itself.

•	Colgan shall be entitled to use such Q400 Covered Equipment in connection with its provision of regional air services under the United Agreement.
•
Upon the wind-down of any such Q400 Covered Equipment under the United Agreement, Colgan is required to physically return such Q400 Covered Equipment to EDC.  Upon such return, EDC is authorized to dispose of such Q400 Covered Equipment without the consent of the Debtors.

Debtor-in-Possession Financing

In connection with the Company’s Chapter 11 cases, on May 18, 2012, the Company and Delta entered into a debtor-in-possession credit agreement pursuant to which Delta agreed to provide $74,285,000 in secured debtor-in-possession financing (“DIP Financing”) to Pinnacle Airlines Corp., guaranteed by Pinnacle Airlines Corp.’s subsidiaries.  Such DIP Financing was approved by final order of the Bankruptcy Court on May 17, 2012 [ECF No. 316].

The DIP Financing has a term of one year from the date of the filing of the Company’s Chapter 11 cases (subject to early termination in certain instances) and accrues interest at the rate of 12.5% per annum.  There is no additional fee payable to Delta in connection with the DIP Financing.  The DIP Financing contains customary default provisions, and certain milestones that must be met relating to the delivery of a six-year business plan, filing and confirmation of a plan of reorganization and modifications to collective bargaining agreements through a settlement or relief under Section 1113 of the Bankruptcy Code.  Approximately $46.2 million of the DIP Financing was used to repay Delta’s existing secured promissory note and the balance of the DIP Financing is additional available working capital for the Company.  If certain conditions are satisfied, including substantial consummation of a plan of reorganization that is reasonably acceptable to Delta and the absence of a continuing or unwaived default or event of default, Delta has agreed to convert the DIP Financing into a senior secured exit financing facility.

Events Leading to the Chapter 11 Cases

Following significant operating losses in 2008, we were able to improve our operating performance in 2009. In 2010, we increased our revenue, bolstered by the acquisition of Mesaba from Delta/Northwest, although overall profitability decreased.  We had anticipated improvements and continued growth in 2011. However, as discussed below, 2011 and first quarter 2012 presented severe challenges, ultimately culminating in the Bankruptcy Filing.  The Company underwent significant changes in senior management in 2011, including the resignations of the CEO and CFO in March 2011 and June 2011, respectively. In July 2011, the Company hired a new CEO and a new CFO.  The new CEO spearheaded a thorough assessment of our business to identify areas of vulnerability and opportunities for improvement. This assessment revealed five critical factors that had combined to jeopardize the Company’s viability: (1) delays in integrating the operating certificates of our subsidiaries; (2) developments arising out of a new, joint collective bargaining agreement with our pilots; (3) increasingly unprofitable contracts with airline customers; (4) poor operational performance; and (5) increased operational expenses. These factors are discussed individually below.

Delayed Integration and Synergies. Upon the acquisition of Mesaba in mid-2010, we had intended to consolidate our jet and turboprop flying into two operating certificates as quickly as possible, instead of retaining a separate operating certificate for each of the three airline subsidiaries. Maintaining an additional operating certificate imposes various redundant costs and inefficiencies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The consolidation process, however, proved substantially more difficult and time-consuming than anticipated. The Mesaba jet operation was originally scheduled to be moved under the Pinnacle operating certificate in May 2011, but delays in obtaining FAA approval delayed this move until January 2012. As a result, the anticipated cost savings were deferred, and we had to expend substantial additional resources, including hiring additional employees and consultants, to accomplish the consolidation. Additionally, the management structure in place prior to a January 2012 reorganization to streamline the structure was not conducive to realizing the efficiencies of consolidation.

Although the Mesaba jets have been moved under the Pinnacle operating certificate as of the date of this filing, full integration of maintenance and flight operations of Pinnacle and Mesaba jets is not expected to be completed until early 2013. We estimate that we have incurred unanticipated costs and lost revenue in the tens of millions of dollars as a result of delayed integration and lost synergies.

ALPA Collective Bargaining Agreement.  In February 2011, the Company signed a collective bargaining agreement with the Air Line Pilots Association, International (“ALPA”), the joint representative of our pilots across all of our subsidiaries. This new agreement (the “ALPA JCBA”) united approximately 3,000 pilots under a single agreement and provided significantly enhanced pay, benefits and work rules.  Compensation of our pilots is currently above market average with respect to wages, benefits, and work rules. In addition to the ALPA JCBA’s compensation provisions, the integration of the three pilot groups resulted in unforeseen and substantial complexities and expense stemming from the creation of an “integrated seniority list” (“ISL”). Before the integration, the pilots of each of our three airline subsidiaries were represented by separate ALPA merger committees and each of our three airline subsidiaries maintained its own, separate list ranking the subsidiary’s pilots by seniority. The ALPA merger committees utilized an arbitration process to resolve the differences among the three committees regarding the methodology by which the three pilot lists would be integrated.   The arbitration decision (the “Bloch Ruling”) implementing the ISL merged the three lists, creating a single, integrated list across all subsidiaries,  resulting in new relative seniority relationships among thousands of pilots.

The implementation of the ISL following the Bloch Ruling has had severe, disruptive and expensive consequences on the filling of pilot vacancies and associated training costs. Pilots are permitted to “bid” on vacancies (e.g., to obtain a new domicile, new aircraft, new category), and those bids are honored according to seniority. Each time a pilot moves to fill a vacancy, his or her prior position becomes vacant and must be filled in the same manner. Pilots must undergo training every time they move to a new aircraft or category, and they are entitled under the ALPA JCBA to receive their full salary during training, during which time they are not flying. Before the integration, pilots could bid only on vacancies within their own particular airline.  After the integration, pilots were allowed to bid across all three airlines, precipitating an overwhelming number of transfer requests across a substantially more disparate set of routes and fleet types. The ALPA JCBA contains minimal effective safeguards against the increased training costs imposed by such transfers, and the Bloch Ruling did not establish a sufficient number of “protected” pilot positions to provide meaningful “fences” preventing pilots from freely transferring among the airlines.

The volume of training has been further impacted by the delayed operating certificate integration issues discussed above.  Pilots must be trained not only for transfers to different aircraft, but also transfers to the same aircraft type if it flies under a different operating certificate.  Thus, the delays in operating certificate consolidation described above have further increased the amount of required training.  Training has also increased as a result of flying reductions. As discussed below, we have been working to eliminate unprofitable routes and aircraft types. While essential to our viability, these reductions have further substantially increased the number of pilot re-assignments and associated training costs. This is because pilot terminations are based on “juniority,” meaning that relatively senior pilots displaced by flying reductions must be reassigned to other routes and aircraft flown by more junior pilots. Each reassignment requires costly retraining (often of multiple pilots), with accompanying grounding of the pilot(s) at full salary for non-productive time. This issue was particularly acute in the case of our recent elimination of Mesaba Saab flying for Delta, given the significantly greater relative seniority of Mesaba pilots, and their ability to transfer freely into other subsidiaries after creation of the ISL.

The lack of meaningful ISL fences, integration delays and flying downsizing have resulted in substantial additional training costs and decreased productivity.

Unprofitable Contracts.  A detailed review undertaken in the latter half of 2011 also revealed that the non-compensable costs incurred by the Company under our customer agreements, including certain of the substantially increased labor costs resulting from the ALPA JCBA, as well as maintenance and other expenses related to an aging fleet, were exceeding, or would soon begin to exceed, the fees received under these contracts. In the aggregate, we were incurring losses on our partner contracts.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

 More specifically, it was determined that none of the Saab Pro-Rate flying was profitable. Nor was the Q400 CPA with United viable at the rates being paid. Two of three CPAs with Delta covering CRJ-200s and CRJ-900s were deemed potentially viable, but not without the benefit of contractual rate increases scheduled to be introduced over the course of 2012-2013, which would require extensive negotiations with Delta. In the interim, these contracts were being impacted by the new pilot wage rates and unforeseen expenses associated with the vacancy bidding process under the ALPA JCBA, along with incremental costs associated with an aging fleet.

           Operational Performance and Expenses.  Beginning in the fall of 2010, Pinnacle’s operating performance began to decline, due primarily to a pilot staffing shortage. Colgan’s operating performance also suffered due to new Q400 hub operations in Washington, D.C., Cleveland, and Houston, which imposed significant maintenance and crew expenses that were not recoverable under Colgan’s Q400 CPA agreement with United. For the first six months of 2011, we incurred contract penalties totaling approximately $3.4 million associated with poor performance by Pinnacle and Colgan.

Consolidated Results of Operations

The following represents our consolidated results of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands).

	Years Ended December 31,
	2011	% Change 2011 - 2010		2010	% Change 2010 - 2009	2009

Total operating revenue	$1,232,365	21%		$1,020,767	21%	$845,508
Total operating expenses	1,231,230	28%		959,234	25%	764,799
Operating income	1,135	(98	) %	61,533	(24)%	80,709
Operating margin	0.1%			6.0%		9.5%
Total nonoperating expense	(47,239)	16%		(40,650)	6%	(38,471)
Income (loss) before income taxes	(46,104)	(321)%		20,883	(51)%	42,238
Income tax benefit (expense)	14,626	(280)%		(8,113)	2,024%	(382)
Net income (loss)	$(31,478)	(346)%		$12,770	(69)%	$41,856

Special items

The following summarizes certain nonrecurring items affecting our results for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Years Ended December 31,
	2011		2010		2009
	Pre-tax	After Tax	Pre-tax	After Tax	Pre-tax	After Tax
Integration, severance and contract implementation expenses	$11,907	$7,505	$10,873	$6,839	$-	$-
Impairment and other fleet retirement charges	14,677	9,265	-	-	1,980	1,219
Restructuring expenses	1,931	1,221	-	-	-	-
Total special items	$28,515	$17,991	$10,873	$6,839	$1,980	$1,219

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Integration, Severance, and Contract Implementation Expenses

2011 - Upon our acquisition of Mesaba on July 1, 2010, we announced an integration plan to transition all jet operations to Pinnacle, and to combine Colgan’s and Mesaba’s turboprop operations.  During 2011, we began implementing the integration plan, which resulted in integration expenses of $11.9 million during 2011.  Integration expenses include training, relocation and displacement of pilots, flight attendants and mechanics; information technology costs related to the integration of systems and operating processes; and relocation, retention and severance packages for management employees as we combine administrative functions. Integration expenses during 2011 included severance expenses of $2.6 million. In addition, we incurred $3.0 million associated with the resignation of our former Chief Executive Officer in March 2011, including the accrual of payments related to a two-year consulting agreement (which was subsequently rejected in connection with our Bankruptcy Filing), as well as the accelerated vesting of stock options and restricted stock awards.  Lastly, during 2011, we incurred $2.9 million of contract implementation costs associated with the implementation of new collective bargaining agreements with our pilots and Pinnacle’s flight attendants.

2010 – In February 2011, we entered into the ALPA JCBA, which covers pilots at all three of the Company’s airline subsidiaries.  The agreement: (1) increased compensation for the Company’s pilots; (2) included a one-time signing bonus of $10.1 million ($10.9 million inclusive of related payroll taxes); and (3) will become amendable on February 17, 2016.  The Company recognized the expense associated with the one-time signing bonus in the fourth quarter of 2010.

Impairment and Other Fleet Retirement Charges

2011 – During the fourth quarter of 2011, we incurred $14.7 million in impairment charges and other charges related to the retirement of our Saab fleet.  In December 2011, we ended our US Airways operations at New York-LaGuardia and, as of December 31, 2011, we had ceased using the seven Saab 340B+ aircraft, which we leased under operating leases with expiration dates through January 2015.  While a definitive plan was not reached as of year-end to dispose of those Saab assets that we own, management reevaluated the remaining useful life and residual value of the Saab assets, determining that we had excess spare parts and supplies, operating leases for which there was no related economic benefit, and projected undiscounted cash flows that were insufficient to recover the net carrying amount of the long-lived and finite life intangible assets supporting the Saab asset group.  Subsequent to year-end, these lease agreements were rejected by the Company following our Bankruptcy Filing and the aircraft have been returned to their owners.

As a result, during the three months ended December 31, 2011, we increased the Saab-related excess equipment reserve by $3.7 million, recorded an exit liability of $3.2 million for the seven leased Saab aircraft, and recorded an impairment charge of $7.8 million against the long-lived and finite life intangible assets supporting the Saab asset group.  The impairment charge was allocated on a pro-rata basis to flight equipment and intangible assets for $6.5 million and $1.3 million, respectively.

2009 – During 2009, we recorded a net increase to operating expense related to $2.0 million of return costs associated with the retirement of our Beech 1900 aircraft fleet.

Restructuring Expenses

2011 – On December 8, 2011, we announced that we had commenced a comprehensive program to reduce short-term and long-term costs and enhance liquidity, seeking modifications to our agreements with various stakeholders (the “Restructuring”).  In connection with the Restructuring, we engaged consultants, investment banks, and external counsel and performed an analysis of our partner contract profitability and examined alternatives to rationalize our business lines, organizational structure, and executive and director level functions.  During 2011, we incurred $1.9 million in expenses associated with the Restructuring.

2011 Compared to 2010

Operating Revenues

Operating revenue of $1.232 billion for 2011 increased $211.6 million, or 21%, compared to 2010.  The increase in operating revenues was mainly attributable to the increase in our Q400 fleet size and the year-over-year increase in the rates earned under our operating contracts. The acquisition of Mesaba, which occurred on July 1, 2010, contributed additional revenue of approximately $136 million in 2011 as compared to 2010. These changes are discussed in greater detail within our segmented results of operations.

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

Operating Expenses

Operating expense of $1.231 billion increased by $272.0 million, or 28%, as compared to 2010. The change in consolidated operating expense is primarily attributable to:

•	special items of $28.5 million, consisting of integration, impairment, and restructuring charges, as previously discussed.
•	significant increases in pilot labor and related costs compared to the prior year levels due to the ALPA JCBA, and the implementation of the ISL and the Bloch Ruling;
•
increases in crew-related expenses, including premium pay, hiring, training, and crew overnight accommodations, as a result of the distribution of our crews across the network due to partner schedule changes and the expenses associated with staging impacted crews at various destinations, decreasing consolidated operating income by approximately $21 million during 2011 as compared to 2010;

•	increases in maintenance expense due to the aging of our fleet;
•
increases in fuel expenses incurred under our Pro-Rate operations at Colgan of $4.9 million due to an increase of 23% in the price per gallon of aircraft fuel, partially offset by a decrease in gallons consumed, during 2011 as compared to 2010.

Nonoperating expense

Net nonoperating expense of $47.2 million for 2011 increased by approximately $6.6 million, or 16%, as compared to 2010.  The increase was primarily attributable to increased interest expense of $10.3 million, related to increased borrowings on our 16 Q400 aircraft that delivered throughout the second half of 2010 and the first half or 2011, and increased borrowings under the Spare Parts Loan.  Offsetting this increase were increases in miscellaneous income, primarily related to realized gains recorded on our ARS Call Options, and decreases in losses on our interest rate “swaptions.”

Income tax expense

We recorded an income tax benefit of $14.6 million for 2011, as compared to income tax expense of $8.1 million in 2010.  This change is primarily a result of the Company’s incurring a loss before income taxes in 2011 as compared to income before income taxes in 2010.

2010 Compared to 2009

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

Nonoperating Expense

Net nonoperating expense of $40.7 million for the year ended December 31, 2010 increased by approximately $2.2 million as compared to 2009.  This increase is related to $3.9 million in interest expense on the note payable to Delta for the purchase of Mesaba, a decrease in interest income of $1.9 million due to the sale of our ARS portfolio in 2009, and a $1.7 million increase in nonoperating expense related to decreases in the fair value of our interest rate “Swaptions.”   In addition, we recorded net valuation gains of $1.8 million on our ARS call options for the year ended December 31, 2010 as compared to a $3.9 million net investment gain related to the sale of our ARS portfolio recorded in 2009.  During the three months ended March 31, 2009, the Company recorded a gain of $1.9 million on the extinguishment of $12 million par amount of our Senior Convertible Notes, partially offset by a $1.4 million charge for the previously unrecognized hedge related costs for the debt related to the aircraft destroyed in Flight 3407.  Interest expense increased by $2.9 million related to the reversal of interest on income tax reserves during the three months ended March 31, 2009.  Partially offsetting these increases was a $9.6 million decrease in interest expense related to the repurchase of our senior convertible notes in February 2010.

Income Tax Expense

For the years ended December 31, 2010 and 2009, we recorded income tax expense of $8.1 million, and $0.4 million, respectively.  During 2009, we reached a settlement with the Internal Revenue Service (“the Service”) regarding our examination for tax years 2003 through 2005. The Service had proposed a number of adjustments to our returns totaling approximately $35.0 million of additional tax, plus accrued interest and penalties on these proposed adjustments.  We agreed to pay approximately $3.0 million of additional income tax and accrued interest in settlement of all open tax matters for the years examined.  As a result, we recorded a reduction to income tax expense of $13.6 million in 2009 to reduce our accrued income tax reserves pursuant to the settlement.  See Note 13, Income Taxes, in Item 8 of this Form 10-K for more discussion.

Segmented Results of Operations

The following represents our results of operations by segment, for the year ended December 31, 2011.  A discussion of our results of operations as compared to 2010 and 2009 follows.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pinnacle Operating Highlights

	Years Ended December 31,
	2011	% Change 2011 - 2010		2010	% Change 2010 - 2009	2009
Financial Results (in thousands)
Total operating revenues	$645,409	2%		$634,461	4%	609,246
Total operating expenses	634,235	8%		589,115	7%	552,777
Operating income	11,174	(75	) %	45,346	(20)%	56,469
Operating margin	1.7%			7.1%		9.3%

Operating Results
Operating revenue per block hour	$1,557	5%		$1,488	4%	$1,429
Operating cost per block hour	$1,530	11%		$1,382	7%	$1,296
Block hours	414,496	(3)%		426,285	(0)%	426,432
Departures	264,906	(4)%		274,850	1%	273,077
Average daily utilization (block hours)	8.10	(1)%		8.22	(0)%	8.26
Average stage length (miles)	418	(0)%		419	(2)%	426
Number of operating aircraft (end of period):
CRJ-200	122	(3)%		126	0%	126
CRJ-900	16	0%		16	0%	16

Pinnacle Operating Revenues

2011 Compared to 2010

Operating revenues for 2011 of $645.4 million increased by $10.9 million, or 2%, as compared to 2010.  During 2011, revenue increased by approximately $14.2 million as a result of the annual rate adjustment in our CPAs with Delta, which was partially offset by a $4.4 million decrease in volume-based revenue.  This increase was also partially offset by additional performance and other penalties incurred of $1.7 million. Additionally, due to a dispute with Delta over certain reimbursable heavy maintenance costs, we recorded a reduction in revenue of $4.5 million. Due to a change in the mix of cities we serve, revenue also increased by $4.0 million during the same period. The remaining $3.3 million increase is primarily related to increases in certain reimbursable expenses.

2010 Compared to 2009

For the year ended December 31, 2010, operating revenues of $634.5 million increased by $25.2 million, or 4%, as compared to 2009.  In 2010, the rates that Delta paid us under our CPAs increased by 4%, causing revenue to increase by approximately $13.1 million.  Additionally, a change in reimbursable expenses caused revenue to increase by $13.2 million for the year ended December 31, 2010.  As a result of our amended CRJ-200 ASA, effective July 1, 2010, certain expenses changed classification to become pass–through expenses, while certain rates in the CRJ-200 ASA were reduced.  These changes, along with a change in methodology related to departure based revenue, caused revenue for 2010 to decrease by approximately $2 million, as compared to 2009.  Offsetting this increase is a $1.1 million decrease in incentive revenue earned during the year ended December 31, 2010, primarily as a result of changes in our Pinnacle CRJ-900 DCA that became effective July 1, 2010.

Pinnacle Operating Expenses

2011 Compared to 2010

During 2011, operating expenses increased by $45.1 million, or 8%, as compared to 2010.  This increase is primarily the result of the February 2011 ratification of the new collective bargaining agreement with ALPA and the related implementation of the new ISL and the Bloch Ruling, along with costs incurred as a result of the delay in our integration plan.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Crew-related expenses, including premium pay, hiring, training, and crew overnight accommodations, also increased during 2011 as compared to 2010, as a result of the distribution of our crews across the network due to Delta schedule changes and expenses associated with staging those crews at various destinations.  During 2011, Pinnacle also experienced an increase in reimbursable expenses, which primarily consisted of increased maintenance expenses, related to the aging of the fleet, offset by decreases in certain deicing services, insurance premiums expense, and property tax expense.

2010 Compared to 2009

Operating expenses for 2010 of $589.1 million increased by $36.3 million, or 7%, as compared to 2009.  Increases in salaries, wages and benefits increased $18.2 million, or 11%, in 2010 as compared to 2009, primarily attributable to the $10.9 million charge in the fourth quarter of 2010 for pilot bonuses, as well as headcount and wage increases.  Aircraft maintenance, materials and repairs expenses increased $8.2 million, or 14%, primarily related to increased reimbursable costs for heavy airframe maintenance on our fleet of CRJ-200 aircraft. Other increased expenses included property tax expense, which was due to a one-time reduction of property tax expense in 2009 from a settlement with the state of Tennessee, insurance expense related to Pinnacle’s new insurance coverage, and increased costs related to flight crew training and other crew related expenses.

Mesaba Operating Highlights

	Periods Ended December 31,
	2011	% Change 2011 - 2010		2010(1)
Financial Results (in thousands)
Regional airline services
CPAs	252,829	79%		141,178
Pro-Rate	25,140	100%		-
Other	-	(100	) %	1,210
Total operating revenues	277,969	95%		142,388
Total operating expenses	277,177	104%		135,541
Operating (loss) income	792	(88)%		6,847
Operating margin	0.3%			4.8%

Operating Results
Operating revenue per block hour	1,211	11%		$1,087
Operating cost per block hour	1,208	17%		$1,035
Block hours	229,528	75%		131,017
Departures	136,451	70%		80,173
Average daily utilization (block hours)	7.67	(2)%		7.84
Average stage length (miles)	527	(1)%		534
Number of operating aircraft (end of period):
CRJ-900	41	0%		41
CRJ-200	19	0%		19
Saab 340 B+	-	(100)%		26

(1)
As previously discussed, the acquisition of Mesaba was completed on July 1, 2010. As such, Mesaba’s 2009 results of operations are not presented.  Mesaba’s 2010 results of operations include the period from the acquisition date through December 31, 2010.

Mesaba Operating Revenues

Mesaba’s CPA related operating revenue for the full year 2011 of $252.8 million increased by $111.7 million, or 79%, as compared to the six-month period from the date of the acquisition through the end of 2010. This increase is related to the additional periods presented, offset by a decrease in revenue related to the wind-down of Mesaba’s Saab operation. As previously discussed, Mesaba ceased operating Saabs for Delta during the fourth quarter of 2011. As a result, the average number of Saabs operating under the CPA decreased 57% during 2011 as compared to 2010. Offsetting this decrease, Mesaba earned $25.1 million in revenue related to its Pro-Rate operations during 2011. The Pro-Rate operations, which begin in March 2011, ended in December 2011.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mesaba Operating Expenses

During 2011, Mesaba’s operating expenses increased by $141.6 million, or 104%, as compared to the six- month period from the date of the acquisition through the end of 2010.  Mesaba’s results were adversely affected by the ALPA collective bargaining agreement and the implementation of the ISL and the Bloch Ruling, which increased regional jet pilot-related expenses during 2011 as compared to 2010.  In addition, Mesaba incurred start-up expenses related to the new Pro-Rate operations, experienced low crew utilization, and incurred $6.4 million in fuel costs.  These increases were offset by decreases in certain operating expenses related to the wind-down of the Saab operations.

Colgan Operating Highlights

	Years Ended December 31,
	2011	% Change 2011 - 2010	2010	% Change 2010 - 2009	2009
Financial Results (in thousands)
Regional airline services
Pro-Rate and EAS	151,134	(1)%	153,409	(0)%	154,026
CPA	138,109	78%	77,401	6%	73,125
Other revenue	33,089	39%	23,883	162%	9,111
Total operating revenues	322,332	27%	254,693	8%	236,262
Total operating expenses	304,648	24%	245,353	16%	212,022
Operating income	17,684	89%	9,340	(61)%	24,240
Operating margin	5.5%		3.7%		10.3%

Operating Results
Pro-Rate and EAS Agreements:
Revenue passengers (in thousands)	1,054	(9)%	1,157	(1)%	1,169
RPMs (in thousands)	179,307	(10)%	199,852	(2)%	203,848
ASMs (in thousands)	364,498	(12)%	415,391	(9)%	456,664
Passenger load factor	49.2%	1.1 pts.	48.1%	3.5 pts.	44.6%
Passenger yield (in cents)	84.29	10%	76.76	2%	75.56
Operating revenue per ASM (in cents)	41.46	12%	36.93	9%	33.73
Fuel consumption (in thousands of gallons)	9,041	(4)%	9,416	(14)%	10,994
Average price per gallon	3.39	23%	2.76	37%	$2.01
Average fare	$143	8%	$133	1%	$132

Capacity Purchase Agreements:
Revenue passengers (in thousands)	2,851	81%	1,575	3%	1,533
RPMs (in thousands)	897,197	84%	488,892	12%	437,221
ASMs (in thousands)	1,314,934	86%	705,767	10%	638,821
Passenger load factor	68.2%	(1.1) pts.	69.3%	0.9 pts.	68.4%
Operating revenue per block hour	$1,606	1%	$1,589	2%	$1,551
Block hours	85,983	77%	48,697	3%	47,143
Departures	57,270	80%	31,733	3%	30,702

Total Colgan:
Average daily utilization (block hours)	7.45	0%	7.45	(5)%	7.84
Average stage length (miles)	261	12%	233	4%	223
Operating cost per ASM (in cents)	18.14	(17)%	21.88	13%	19.35
Operating cost per block hour	$1,882	1%	$1,857	21%	$1,535
ASMs (in thousands)	1,679,432	50%	1,121,158	2%	1,095,485
Block hours	161,871	23%	132,137	(4)%	138,166
Departures	123,399	17%	105,865	(4)%	110,568
Number of operating aircraft (end of period)
Saab 340	32	(3)%	33	(3)%	34
Q400	31	41%	22	57%	14

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Colgan Operating Revenue

2011 Compared to 2010

Revenue earned under our Pro-Rate and EAS agreements decreased by $2.3 million, or 1%, during 2011 as compared to 2010. The decrease is primarily related to a reduction of 12% in available seat miles during 2011, which is due to a reduction in the scope of our Pro-Rate operations. This decrease is offset by an average fare increase of 8% during 2011 as compared to 2010, as well as a slight increase in load factor.

Revenue earned under our Q400 CPA for 2011 increased $60.7 million, or 78%, as compared to 2010, primarily due to increases in our fleet size. The average number of Q400 aircraft in Colgan’s fleet for 2011 increased by 82% as compared to 2010.

Other revenue, which primarily consists of revenue earned by PinnPro for performing ground handling services for other airlines, increased by $9.2 million, or 39%, for 2011 as compared to the prior year. The increase in revenue is mainly attributable to PinnPro performing third party ground handling services at several additional airports.

2010 Compared to 2009

Total operating revenue for the year ended December 31, 2010 of $254.7 million increased by $18.4 million, or 8%, from the same period in 2009.  The primary reason for this increase is the increase in revenue earned under our Q400 CPA offset by a decrease in our pro-rate operations.

Revenue under our Q400 CPA for the year ended December 31, 2010 increased by $4.3 million, or 6%, due to changes in rates, volume and changes in pass-through costs.  The average number of Q400 aircraft in Colgan’s fleet for the year ended December 31, 2010 increased by 6% as compared to the same period in 2009.  During the year ended December 31, 2010, we added eight additional Q400 aircraft.

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

Colgan Operating Expenses

2011 Compared to 2010

During 2011, operating expenses increased $59.3 million, or 24%, as compared to 2010. The increase is primarily attributable to the growth of our operating fleet of Q400 aircraft, which caused increases in salaries, wages and benefits, depreciation expense, landing fees, crew training expense, and crew overnight accommodations expense. Aircraft fuel expense increased $4.9 million for 2011 as compared to 2010. The increase is related to the increase in the average price of fuel, which is partially offset by a decrease of 4% in the number of gallons consumed for 2011 as compared to 2010.  Maintenance expense increased as our fleet continues to age.  In addition, we incurred certain one-time costs associated with the initiation of Q400 service at Washington Dulles International Airport and George Bush/Houston Intercontinental Airport.  Lastly, Colgan’s operating expenses also increased due to the new collective bargaining agreement with ALPA and the implementation of the ISL and the Bloch Ruling.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

2010 Compared to 2009

During 2010, operating expenses increased $33.3 million, or 16%, as compared to 2009.   The increase is primarily attributable to additional salaries, wages, and benefits, recruiting, flight crew training and other crew related expenses due to the deliveries of additional Q400 aircraft during 2010 and early 2011. Aircraft fuel expense increased $3.9 million, primarily related to the 37% increase in the average price of fuel, offset by a 14% decrease in the total number of gallons consumed during 2010.  In addition, aircraft maintenance, materials and repairs expenses increased $7.7 million due to an increase in engine maintenance expense related to a new maintenance contract covering our Q400 engines.  Insurance coverage obtained in July 2009 with significantly higher rates resulted in increases in aircraft and passenger liability related insurance year over year.  Lastly, we incurred $2.0 million fleet retirement charges related to certain maintenance costs necessary to restore certain Saab and Beech aircraft to a condition suitable for return to the lessor or for sale.

Liquidity and Capital Resources

We generate cash primarily by providing regional airline and related services to our code-share partners and passengers.  As of December 31, 2011, we had cash and cash equivalents of $66.3 million.  Net cash provided by operations was $41.8 million for the year ended December 31, 2011.  At this time, we do not anticipate making federal income tax payments in 2012 due to the accelerated depreciation recognized for tax purposes related to our CRJ-900 and Q400 aircraft.

We acquired eight Q400 aircraft during 2011 and completed the related financings at a weighted average interest rate of 4.9%.

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

During June 2011, we also modified our loan financing agreement with C.I.T. Leasing and funded by CIT Bank (the “Spare Parts Loan”).  We increased our financing under the Spare Parts Loan to $37.0 million, which resulted in net cash proceeds of $13.4 million, and we extended the maturity date through December 2015.  A portion of the Spare Parts Loan is subject to a fixed interest rate of 7.25%.  The remainder of the Spare Parts Loan is subject to a variable interest rate, which is indexed to LIBOR and was 5.5% as of December 31, 2011.  The Spare Parts Loan is secured by spare repairable, rotable and expendable parts and certain aircraft engines at all three airlines.  The net cash proceeds were used to increase working capital.

In May 2012, we amended and restated the Spare Parts Loan to allow us to sell an unlimited amount of consumable/expendable spare parts, rotable spare parts and spare engines relating to certain aircraft without the consent of C.I.T. Leasing, so long as the net sales proceeds from the sale of any item of collateral are used to repay the Spare Parts Loan.  In connection with the amendment and restatement, C.I.T. Leasing agreed to waive any terms of the Spare Parts Loan under which an event of default would result from a loss of Mesaba’s operating certificate.  C.I.T. Leasing also agreed that we need not comply with certain financial reporting requirements during the pendency of our Chapter 11 proceedings, to suspend application of certain restrictive covenants during the Chapter 11 proceedings, to waive accrual of interest at the default rate during the Chapter 11 proceedings and to permit a merger or certain other “fundamental changes” in connection with our emergence from Chapter 11 if certain conditions are met.  The interest rate was fixed at 8.50%, the maturity date was adjusted from December 31, 2015 to June 30, 2014 and C.I.T. Leasing received a fee of $100,000.  On May 11, 2012, the Bankruptcy Court entered a final order approving, and authorizing us to enter into and perform under, the amended and restated loan financing agreement [ECF No. 277].

[Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

On January 26, 2012, Pinnacle Airlines Corp. and Colgan signed a Forbearance Agreement with EDC, in which EDC allowed us to defer certain principal and interest payments due to them as of January 14, 2012 through March 31, 2012.  This agreement provided that we are not in default under our various loan agreements during the forbearance period, but that on April 2, 2012 the amounts deferred would become due and payable.  This agreement provided us with $16.6 million in liquidity assistance in the form of deferred payments.  Subsequent to this transaction, we entered into the interim agreement, amending the United Q400 CPA, which directed United to pay the EDC directly for ownership expense associated with the Q400 aircraft during the deferral period.  This change eliminated the benefit of the deferral for the Company, but that lost benefit was more than offset by the increase in revenue associated with the revised rates in the CPA amendment.

In addition, we were notified by Delta that they would not be reimbursing us for our ownership expense incurred on the CRJ-900 fleet owned by Pinnacle during the deferral period.  Pinnacle disagreed with Delta’s position, but elected to pay EDC the deferred principal and interest due so that we could receive our reimbursement from Delta.  Therefore, the benefit to short term liquidity of the EDC Forbearance agreement with respect to the CRJ-900s was completely voided.

The Final Order entered by the Bankruptcy Court in connection with the United Agreement on April 23, 2012 also authorized the Company to perform its obligations under the EDC Agreement among the Company, EDC and United.  The material terms of the EDC Agreement include:

•	As of the Petition Date, Colgan shall be deemed to have returned to EDC all Q400 Covered Equipment used to perform the regional air services under the United Agreement.
•
EDC waived its right to seek administrative expense claims against the Companies in connection with such return but reserved its right to seek administrative expense claims against the Companies in connection with any breach of the EDC Agreement itself.

•	Colgan shall be entitled to use such Q400 Covered Equipment in connection with its provision of regional air services under the United Agreement.
•
Upon the wind-down of any such Q400 Covered Equipment under the United Agreement, Colgan is required to physically return such Q400 Covered Equipment to EDC. Upon such return, EDC is authorized to dispose of such Q400 Covered Equipment without the consent of the Companies.

Beginning in late 2011 and continuing during the Company’s Chapter 11 cases, we have been engaged in a restructuring campaign aimed at improving the profitability of some of our operating contracts, renegotiating some onerous provisions in our collective bargaining agreements, and improving our overall liquidity position.  Without successful renegotiations with our aircraft counterparties and revised collective bargaining agreements, we anticipate that our liquidity position will continue to worsen and that the prospects for relief from any of our current partners, capital providers and lenders will be difficult to achieve.

Operating activities – Net cash provided by operating activities was $41.8 million during the year ended December 31, 2011.  The decrease between 2011 and 2010 is primarily attributable to the approximately $38 million tax refund we received in February 2010 and the decrease in net income between periods.

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

Investing activities – Net cash used in investing activities was $8.5 million during the year ended December 31, 2011.  While cash purchases of property and equipment increased $5.9 million between periods, such increase was offset by cash inflows from the sale-leaseback of two Q400 aircraft, which generated net cash proceeds of $5.8 million, and an increase of $4.7 million in cash proceeds from redemptions on our ARS call options.

We do not expect to have material cash capital expenditures for 2012.  We expect to fund any capital expenditures with existing cash resources and cash flows generated from our operations.

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

Financing activities – Net cash used in financing activities was $67.1 million for the year ended December 31, 2011.  This was related to $19.3 million for payments on our pre-delivery payment facility, $58.6 million of principal payments on debt obligations, and $2.7 million related to other financing activities.  These related debt payments are partially offset by $13.4 million in net cash proceeds related to the modification of the Spare Parts Loan.

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

Debtor-in-Possession Financing.  In connection with the Company’s Chapter 11 cases, on May 18, 2012, the Company and Delta entered into a debtor-in-possession credit agreement pursuant to which Delta agreed to provide $74,285,000 in secured debtor-in-possession financing (the “DIP Financing”) to Pinnacle Airlines Corp., guaranteed by Pinnacle Airlines Corp.’s subsidiaries.  Such DIP Financing was approved by final order of the Bankruptcy Court on May 17, 2012 [ECF No. 316].

The DIP Financing has a term of one year from the date of the filing of the Company’s Chapter 11 cases (subject to early termination in certain instances) and accrues interest at the rate of 12.5% per annum.  There is no additional fee payable to Delta in connection with the DIP Financing.  The DIP Financing contains customary default provisions, and certain milestones that must be met relating to the delivery of a six-year business plan, filing and confirmation of a plan of reorganization and modifications to collective bargaining agreements through a settlement or relief under Section 1113 of the Bankruptcy Code.  Approximately $46.2 million of the DIP Financing was used to repay Delta’s existing secured promissory note and the balance of the DIP Financing is additional available working capital for the Company.  If certain conditions are satisfied, including substantial consummation of a plan of reorganization that is reasonably acceptable to Delta and the absence of a continuing or unwaived default or event of default, Delta has agreed to convert the DIP Financing into a senior secured exit financing facility.

The Bankruptcy Filing is intended to permit the Company to reorganize and improve liquidity, reduce costs, wind down unprofitable contracts and focus on the most valuable business lines to enable sustainable profitability.  The Company’s goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code.  The Company believes that it will have sufficient amounts available under the DIP Financing, provided that we meet the covenant requirements of the DIP Financing, plus trade credit extended by vendors and cash generated from operations to fund anticipated cash requirements through the end of March 2013.

The Bankruptcy Filing constituted an event of default for certain of the Company’s debt and lease obligations.  However, payment obligations under the debt and lease agreements are stayed as a result of the Bankruptcy Filing and the creditors’ and lessors’ rights of enforcement of the debt and lease agreements are subject to the applicable provisions of the Bankruptcy Code.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual obligations. The following chart details our debt and lease obligations at December 31, 2011.  Our contractual obligations changed materially in connection with our April 1, 2012 Chapter 11 filing.  As a result, the amounts below will change significantly in 2012 (in thousands):

	Payments Due by Period

	2012	2013	2014	2015	2016	Thereafter	Total

Operating leases(1)	$154,949	$154,355	$154,619	$152,389	$152,032	$185,597	$953,941
Debt	64,597	65,404	66,816	83,120	54,995	447,624	782,556
Interest payments on debt	44,818	40,278	35,882	31,367	26,542	100,649	279,536
Purchase obligations	13,371	1,315	643	643	643	589	17,204
Other leasing arrangements(2)	1,500	625	508	509	509	1,061	4,712
Total contractual cash obligations(3)	$279,235	$261,977	$258,468	$268,028	$234,721	$735,520	$2,037,949

(1)
The amounts noted above for operating leases include $798,254 of obligations for CRJ-200 aircraft and engines leased from Delta.  We are reimbursed by Delta in full for CRJ-200 aircraft and engine rental expense under the CRJ-200 ASA.  For a more detailed discussion of operating leases, refer to Note 10, Operating Leases, in Item 8 of this Form 10-K.

(2)	Payments include amounts representing interest.
(3)
The table above excludes an approximate $235,000 accident liability related to Flight 3407, recorded in other liabilities, as discussed in  Note 14, Commitments and Contingencies, in Item 8 of this Form 10-K.  This liability is offset in its entirety by a receivable, recorded in other assets, which we expect to receive from insurance carriers as claims are resolved.

Guarantees and indemnifications – We had $8.1 million and $8.2 million invested in demand deposit accounts and in other similar instruments at December 31, 2011 and 2010, respectively.  These deposit accounts are classified as restricted cash and used as collateral for standby letter of credit facilities that we maintain for various vendors.  As of December 31, 2011 and 2010, we had $7.9 million and $7.8 million of standby letters of credit outstanding, respectively.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the comparability of such reported information over different reporting periods.  The SEC has defined critical accounting estimates as those estimates and assumptions that are material to the preparation of our consolidated financial statements and require management’s subjective and complex judgments necessary to account for highly uncertain matters that may be susceptible to change.

Management has discussed the development of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures presented below relating to them. Our significant accounting policies are summarized in Note 3, Significant Accounting Policies, to our consolidated financial statements for the year ended December 31, 2011, which are included in Item 8 of this Form 10-K.

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

Factors considered important when evaluating the possible impairment of goodwill include items affecting the cash flows of the reporting segment; significant changes in the underlying business strategy or operational environment; material ongoing industry or economic trends; or other factors.  Any changes in the key assumptions about the business and its prospects, or changes in market conditions or other externalities could result in an impairment charge.

As of December 31, 2011 and 2010, we had approximately $22.3 million in goodwill.  At October 1, 2011 and 2010, we performed the annual impairment test of our goodwill, which did not result in an impairment charge in either period.  As described in Note 15, Acquisition of Mesaba, in Item 8 of this Form 10-K, we recorded goodwill of approximately $3.9 million related to the acquisition of Mesaba, which is reflected on our consolidated balance sheet as of December 31, 2011 and 2010.

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

Long-lived Assets and Intangible Assets with Finite Lives

Nature of Estimates Required:  Our long-lived assets consist of property and equipment and intangible assets with finite lives.  Approximately 68% and 62% of our total assets as of December 31, 2011 and 2010, respectively, were invested in property and equipment.  We capitalize only those costs that meet the definition of capital assets under accounting standards.  Accordingly, repair and maintenance costs that do not extend the useful life of an asset or are not part of the cost of acquiring the asset are expensed as incurred.  The depreciation of our property and equipment over their estimated useful lives and the determination of any salvage values requires management to make judgments about future events.

Assumptions and Approach Used:  In accounting for long-lived assets including intangible assets with finite lives, we must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate.  Because we utilize most of our property and equipment over relatively long periods, we periodically evaluate whether adjustments to our estimated service lives or salvage values are necessary to ensure these estimates properly match the economic use of the asset. In addition to considering our planned use of long-lived assets, when necessary, such as when making estimates related to our new aircraft for which there is little historical data available, we engage airline industry specialists to assist with the determination of relevant estimates.

When appropriate, we evaluate our long-lived assets for impairment.  Factors that would indicate potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition, and projected cash flows associated with the use of the long-lived asset.   When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group.  Asset groupings are done at the fleet or contract level.

Impairment exists when the net carrying amount of a long-lived or intangible asset is not recoverable (undiscounted cash flows are less than the asset’s carrying value) and exceeds its fair value.  If it is determined that carrying amount of a long-lived asset is not recoverable, the carrying value of the long-lived asset is reduced to its fair value.

During the three months ended December 31, 2011, we determined that the projected undiscounted cash flows for the Saab 340 asset group did not exceed the net carrying amount of the assets supporting the Saab 340 fleet.  In comparing the net carrying amount of the long-lived assets supporting the Saab 340 fleet to their fair value as of December 31, 2011, we determined that the long-lived assets were impaired by $7.8 million.  The impairment charge was allocated on a pro-rata basis to flight equipment and finite life intangible assets for $6.5 million and $1.3 million, respectively.  The fair value of the owned Saab aircraft exceeded its net book value.  Refer to Note 5, Special Items, in Item 8 of this Form 10-K, for more information regarding the long-lived asset impairment charge recognized by the Company in 2011.  There were no material asset impairment charges recognized in 2010 or 2009.

Effect if Different Assumptions Used: Had we used current market values on an asset-by-asset basis, assuming optimal conditions, we would not have incurred an impairment charge on the Saab assets.

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

In connection with the 2011 long-lived asset impairment charge of $7.8 million of the long-lived assets supporting the Saab 340 asset group, we reassessed the remaining useful life and residual value of the fleet.  During the three months ended December 31, 2011 we determined that we had excess Saab 340 spare parts and supplies and increased our fleet retirement reserve by $3.7 million.   Refer to Note 5, Special Items, in Item 8 of this Form 10-K, for more information regarding the fleet retirement reserve adjustment recognized by the Company in 2011.  There were no material fleet retirement reserve adjustments recognized in 2010 or 2009.

Effect if Different Assumptions Used: As of December 31, 2011, our fleet retirement reserve related to our spare parts and supplies was approximately $13.4 million.  If we increase the reserve by 10%, the impact on pre-tax income would be approximately $1.3 million.

Fair Value Measurements

Nature of Estimates Required: We have investments that must be measured at fair value on a recurring basis.  As described in Note 8, Fair Value Measurements, of Item 8 of this Form 10-K, we have categorized the fair value for our auction rate security call options (“ARS Call Options”) as Level 3 financial instruments, which are those assets with little to no observable inputs or market data and require the reporting entity to develop its own assumptions to use in the determination of fair value.  We determined the fair value of the ARS Call Options to be $1.0 million and $1.9 million at December 31, 2011 and 2010, respectively.  The ARS Call Options are classified as “Prepaid expenses and other assets” and “Other assets” on the Company’s consolidated balance sheets as of December 31, 2011 and 2010, respectively.

Also, in connection with the $7.8 million long-lived asset impairment charge and the $3.7 million fleet retirement reserve adjustment recorded in 2011 in relation to our Saab 340 asset group, we were required to estimate the fair value of the long-lived assets supporting the Saab 340 asset group.

Assumptions and Approach Used:  We determined the fair value of our ARS Call Options utilizing the assistance of a third-party valuation specialist.  For each of our ARS Call Options, a discounted cash flow (“DCF”) analysis was prepared to determine the estimated fair values.  Based on the results of this assessment, we record any change in the fair value of the ARS Call Options as a mark-to-market adjustment in the consolidated statements of operations.

We determined the fair value of the long-lived assets supporting the Saab 340 fleet with the assistance of a third-party valuation specialist.  In determining the fair value of our rotables, spare engines, and aircraft, a market-based approach was utilized to determine the realizable value, at commercially reasonable prices, for all of the Saab assets, assuming a potential disposal period of 12 to 18 months, which is consistent with the revised remaining useful life of the Saab fleet, as discussed in Note 5, Special Items, of Item 8 of this Form 10-K.

Effect if Different Assumptions Used:  Had we used different DCF assumptions, the value of the ARS Call Options could have been materially different than the recorded value.  Had we used current market values on an asset-by-asset basis, assuming optimal conditions, we would not have incurred an impairment charge on the Saab assets.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Historically, our exposure to market risks such as commodity price risk (e.g., aircraft fuel prices) has primarily been limited to our Pro-Rate operations, which comprised 14% of our consolidated revenues for 2011.  As previously discussed, we will wind down the Saab Pro-Rate operation by the end of 2012.  Therefore, our commodity price risk in 2012 will be immaterial.

We also have a variable rate loan, which is indexed to LIBOR.  As such, we are exposed to interest rate risks as discussed below.

Interest Rate Risk

We have a long-term financing arrangement with C.I.T. Leasing and funded by CIT Bank (the “Spare Parts Loan”). The Spare Parts Loan is secured by Pinnacle, Colgan and Mesaba spare repairable, rotable and expendable parts and certain aircraft engines.   While a portion of the Spare Parts Loan is subject to a fixed interest rate of 7.25%, the other portion of the Spare Parts Loan is set at a variable rate, which is indexed to LIBOR (subject to a floor) and was 5.5% as of December 31, 2011.  If current interest rates were to rise by 100 basis points, annual interest expense would increase by $0.2 million.  Effective May 1, 2012, the Spare Parts Loan was amended and now has a fixed interest rate of 8.5% for the entire loan, and its maturity date was moved to June 2014.

Item 8.                      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pinnacle Airlines Corp. (Debtor and Debtor-in-Possession)

We have audited the accompanying consolidated balance sheets of Pinnacle Airlines Corp. (Debtor and Debtor-in-Possession) (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Airlines Corp. (Debtor and Debtor-in-Possession) at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s bankruptcy filing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pinnacle Airlines Corp.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 31, 2012 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

Memphis, Tennessee
May 31, 2012

Pinnacle Airlines Corp.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Operating revenues:
Regional airline services	$1,212,565	$1,004,496	$836,249
Other	19,800	16,271	9,259
Total operating revenues	1,232,365	1,020,767	845,508
Operating expenses:
Salaries, wages and benefits	424,604	312,369	233,559
Aircraft rentals	140,082	127,987	120,748
Ground handling services	113,372	101,903	93,182
Aircraft maintenance, materials and repairs	173,826	137,505	100,950
Other rentals and landing fees	102,460	81,237	70,777
Aircraft fuel	37,198	26,011	22,110
Commissions and passenger related expenses	26,472	21,830	20,919
Depreciation and amortization	50,720	39,147	35,399
Other	133,981	100,372	65,175
Special items (See Note 5)	28,515	10,873	1,980
Total operating expenses	1,231,230	959,234	764,799
Operating income	1,135	61,533	80,709
Nonoperating (expense) income:
Interest expense, net	(51,051)	(40,745)	(42,915)
Miscellaneous income, net	3,812	95	4,444
Total nonoperating expense	(47,239)	(40,650)	(38,471)
Income (loss) before income taxes	(46,104)	20,883	42,238
Income tax benefit (expense)	14,626	(8,113)	(382)
Net (loss) income	$(31,478)	$12,770	$41,856
Basic earnings (loss) per share	$(1.70)	$0.70	$2.33
Diluted earnings (loss) per share	$(1.70)	$0.69	$2.31
Shares used in computing basic earnings (loss) per share	18,481	18,132	17,969
Shares used in computing diluted earnings (loss) per share	18,481	18,558	18,133

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$66,317	$100,084
Restricted cash	8,141	8,219
Receivables, net of allowances of $85 in 2011 and $85 in 2010	28,788	39,401
Spare parts and supplies, net of allowances of $13,436 in 2011 and $6,682 in 2010	30,481	34,195
Prepaid expenses and other assets	11,084	6,002
Deferred income taxes, net of allowance	18,451	14,832
Income taxes receivable	1,111	1,201
Total current assets	164,373	203,934
Property and equipment
Flight equipment	1,093,950	971,512
Aircraft pre-delivery payments	-	21,641
Other property and equipment	77,304	65,544
Less accumulated depreciation	(172,451)	(123,559)
Net property and equipment	998,803	935,138
Other assets, primarily insurance receivables	267,210	310,339
Debt issuance costs, net of amortization of $1,734 in 2011 and $1,198 in 2010	5,096	4,799
Goodwill	22,282	22,282
Intangible assets, net of amortization of $12,052 in 2011 and $8,709 in 2010	17,652	22,306
Total assets	$1,475,416	$1,498,798

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$64,597	$56,414
Pre-delivery payment facility	-	19,337
Accounts payable	68,815	44,389
Deferred revenue	24,929	26,530
Accrued expenses and other current liabilities	104,522	99,670
Total current liabilities	262,863	246,340

Long-term debt, less current maturities	717,959	664,290
Deferred revenue, net of current portion	134,553	158,800
Deferred income taxes, net of allowance	18,596	29,328
Other liabilities	251,776	280,547
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 23,694,305 and 23,145,908 shares issued in 2011 and 2010, respectively	237	231
Treasury stock, at cost, 4,600,550 and 4,493,327 shares in 2011 and 2010, respectively	(69,139)	(68,479)
Additional paid-in capital	127,934	124,652
Accumulated other comprehensive loss	(13,734)	(12,760)
Retained earnings	44,371	75,849
Total stockholders’ equity	89,669	119,493
Total liabilities and stockholders’ equity	$1,475,416	$1,498,798

The accompanying notes are an integral part of these consolidated financial statements.

           Pinnacle Airlines Corp.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain/ (Loss)	Treasury Stock	Total
Balance, December 31, 2008	$225	$119,611	$21,223	$(17,173)	$(68,152)	$55,734
Comprehensive income:
Net income	-	-	41,856	-	-	41,856
Post-retirement actuarial loss, net of tax of $99	-	-	-	(152)	-	(152)
Cash flow hedges:
Reclassification into earnings, net of tax of $1,702	-	-	-	2,894	-	2,894
Investments in ARS:
Unrealized gain on investments, net of tax of $195	-	-	-	4,403	-	4,403
Reclassification into earnings, net of tax of $195	-	-	-	(4,403)	-	(4,403)
Total comprehensive income						44,598
Restricted stock issuance – 278,336 shares	3	(3)	-	-	-	-
Share-based compensation	-	2,427	-	-	-	2,427
Repurchase of a portion of 3.25% convertible notes, net of tax $337	-	(522)	-	-	-	(522)
Balance, December 31, 2009	228	121,513	63,079	(14,431)	(68,152)	102,237
Comprehensive income:
Net income	-	-	12,770	-	-	12,770
Post-retirement actuarial loss, net of tax of $146	-	-	-	(224)	-	(224)
Cash flow hedges:
Reclassification into earnings, net of tax $1,072	-	-	-	1,895	-	1,895
Total comprehensive income						14,441
Restricted stock issuance – 219,677 shares	2	(2)	-	-	-	-
Exercise of stock options	1	409	-	-	-	410
Share-based compensation	-	2,732	-	-	-	2,732
Treasury share repurchases	-	-	-	-	(327)	(327)
Balance, December 31, 2010	231	124,652	75,849	(12,760)	(68,479)	119,493
Comprehensive income:
Net loss	-	-	(31,478)	-	-	(31,478)
Prior service cost, net of tax of $1,096	-	-	-	(1,808)	-	(1,808)
Post-retirement actuarial loss, net of tax of $409	-	-	-	(646)	-	(646)
Cash flow hedges:
Reclassification into earnings, net of tax $1,329	-	-	-	1,480	-	1,480
Total comprehensive loss						(32,452)
Restricted stock issuance – 583,146 shares	6	(6)	-	-	-	-
Restricted stock forfeitures – 122,845 shares	(1)	1	-	-	-	-
Exercise of stock options	1	289	-	-	-	290
Share-based compensation	-	2,998	-	-	-	2,998
Treasury share repurchases	-	-	-	-	(660)	(660)
Balance, December 31, 2011	$237	$127,934	$44,371	$(13,734)	$(69,139)	$89,669

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Consolidated Statements of Cash Flows
(in thousands, except share data)

	2011	2010	2009

Operating activities
Net (loss) income	$(31,478)	$12,770	$41,856
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	57,892	45,064	41,121
Deferred income taxes	(14,184)	10,449	56,340
Recognition of deferred revenue	(27,228)	(25,659)	(24,422)
Other	24,835	6,684	10,157
Changes in operating assets and liabilities:
Receivables	16,769	20,917	(2,373)
Prepaid expenses and other assets	(1,515)	(13,137)	5,980
Spare parts and supplies	(3,039)	(6,270)	(3,594)
Income taxes (payable) receivable	90	39,602	(9,687)
Accounts payable and accrued expenses	18,318	18,568	(20,191)
Increase in deferred revenue	1,380	414	10,454
Cash provided by operating activities	41,840	109,402	105,641
Investing activities
Purchases of property and equipment	(15,812)	(9,908)	(8,410)
Aircraft pre-delivery payments	(3,103)	(5,343)	-
Proceeds from sales of investments	4,653	2,636	29,058
Proceeds from sale-leasebacks	5,800	-	-
Acquisition of Mesaba Aviation, Inc.	-	(2,374)	-
Proceeds from sale of Beech aircraft	-	1,450	-
Insurance proceeds related to property and equipment	-	-	3,576
Cash provided by (used in) investing activities	(8,462)	(13,539)	24,224
Financing activities
Proceeds from debt	13,409	12,096	24,761
Payments on debt	(58,551)	(49,266)	(34,191)
Payments on credit facilities	(19,337)	(16,304)	(12,875)
Repurchase of senior convertible notes	-	(30,979)	(83,870)
Other financing activites	(2,666)	(2,900)	(1,585)
Cash used in financing activities	(67,145)	(87,353)	(107,760)
Net (decrease) increase in cash and cash equivalents	(33,767)	8,510	22,105
Cash and cash equivalents at beginning of period	100,084	91,574	69,469
Cash and cash equivalents at end of period	$66,317	$100,084	$91,574
Supplemental disclosure of cash flow information
Interest paid	$46,700	$35,756	$36,873
Income tax (refunds) payments, net	(532)	(41,513)	(30,548)
Noncash investing and financing activities
Property and equipment acquired through the issuance of debt	$141,620	$167,886	$53,105
Debt retired and flight equipment disposed of through sale-leaseback transaction	35,379	-	-
Property acquired through operating lease incentive	5,504	-	-
Acquisition of Mesaba Aviation, Inc. funded by the issuance of debt	-	63,265	-
Debt retired with insurance proceeds	-	-	15,424
Debt retired with auction rate securities proceeds	-	-	90,000

The accompanying notes are an integral part of these consolidated financial statements.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INDEX

1. Description of Business	9. Borrowings and Leasing Arrangements
2. Chapter 11 Filing and Going Concern	10. Operating Leases
3. Significant Accounting Policies	11. Accrued Expenses and Other Current Liabilities
4. Revenue Recognition	12. Other Expenses
5. Special Items	13. Income Taxes
6. Segment Reporting	14. Commitments and Contingencies
7. Earnings (Loss) Per Share	15. Acquisition of Mesaba
8. Fair Value Measurements	16. Quarterly Financial Data (Unaudited)

1.  Description of Business

Pinnacle Airlines Corp. (the “Company”) and its wholly-owned subsidiaries, Pinnacle Airlines, Inc. (“Pinnacle”), Mesaba Aviation, Inc. (“Mesaba”), and Colgan Air, Inc. (“Colgan”), operate an independent regional airline company in the United States.  The Company’s corporate headquarters office is located in Memphis, Tennessee.  Airport hub operations are located in Atlanta, Detroit, Newark, Washington–Dulles, Houston, Memphis, and Minneapolis.  As of December 31, 2011, the Company employed approximately 7,800 people in North America.

The Company’s key customers are Delta Air Lines, Inc. (“Delta”) and United Continental Holdings, Inc. (“United”).  US Airways Group, Inc. and its subsidiaries are collectively referred to as “US Airways.”  The Company’s operating contracts fall under two categories: capacity purchase agreements (“CPA”) and revenue pro-rate agreements (“Pro-Rate”).

In addition to the classes of stock presented on the face of the consolidated balance sheets, the Company’s capital structure includes 1,000 shares of preferred stock, par value $0.01 per share and 5,000 shares of Series common stock, par value $0.01 per share.  No shares are issued from either of these classes of stock.

2.  Chapter 11 Filing and Going Concern

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As disclosed in the accompanying consolidated financial statements, the Company incurred a net loss of $31,478 for the year ended December 31, 2011.  As of December 31, 2011, the Company had cash and cash equivalents of $66,317 and will require additional working capital throughout 2012 to support a sustainable business operation.

On April 1, 2012, Pinnacle Airlines Corp. and its subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), case number 12-11343-REG.  The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Bankruptcy Filing is intended to permit the Company to reorganize and improve liquidity, reduce costs, wind down unprofitable contracts and focus on the most valuable business lines to enable sustainable profitability.  The Company’s goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code.  Confirmation of a reorganization plan could materially alter the classifications and amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a reorganization plan or other arrangement or the effect of any operational changes that may be implemented.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

Operation and Implication of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Accordingly, although the Bankruptcy Filing triggered defaults for certain of the Debtors’ debt and lease obligations, counterparties are stayed from taking any actions as a result of such defaults.  Absent an order of the Bankruptcy Court, substantially all of the Company’s pre-petition liabilities are subject to settlement under a reorganization plan.  As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty.  The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a confirmed reorganization plan or other arrangement may materially change the amounts and classifications in the Company’s consolidated financial statements.

Subsequent to the Petition Date, the Debtors received approval from the Bankruptcy Court to pay or otherwise honor pre-petition obligations generally designed to stabilize the Company’s operations.  These obligations relate to certain employee wages, salaries and benefits, and payments to fuel counterparties and other service providers in the ordinary course for goods and services received after the Petition Date.  The Debtors have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Debtors in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business.  From time to time, the Debtors may seek Bankruptcy Court approval to retain additional professionals.

The U.S. Trustee for the Southern District of New York has appointed an official committee of unsecured creditors (the “UCC”).  The UCC and its legal representatives have a right to be heard before the Bankruptcy Court on matters affecting the Debtors.  There can be no assurance that the UCC will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any reorganization plan.

No assurance can be given as to the value, if any, that may be ascribed to the Debtors’ various pre-petition liabilities and other securities.  Accordingly, the Debtors urge that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims.  In addition, trading in the Company’s common stock on the NASDAQ was suspended on April 11, 2012, and the Company’s common stock and such debt securities were delisted by the Securities and Exchange Commission from the NASDAQ on April 20, 2012. On April 21, 2012, the Company’s common stock began trading under the symbol “PNCLQ” on the Pink OTC Markets, Inc., operated by OTC Markets Group (www.otcmarkets.com).

Notices to Creditors; Effect of Automatic Stay. The Debtors have begun the process of seeking to notify all known current or potential creditors that the Chapter 11 Cases had been filed. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a prepetition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay as to any such claim. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

Rejection of Executory Contracts. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, agreements relating to aircraft and aircraft engines and leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions.  Under the Bankruptcy Code, the Debtors’ rights to assume, assume and assign, or reject unexpired leases of non-residential real estate expire on July 30, 2012 (subject to further extension by the Bankruptcy Court but not to exceed 210 days from the Petition Date). In general, rejection of an executory contract or unexpired lease is treated as a prepetition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases have the right to file claims against the Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing defaults under such executory contract or unexpired lease.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

Magnitude of Potential Claims The Debtors will file with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.  Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Debtors that arose prior to the Petition Date and whose claim (i) is not listed on the Debtors’ schedules or (ii) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. The Bankruptcy Court has not yet established a date and time by which such proofs of claim must be filed.  Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

Collective Bargaining Agreements. The Bankruptcy Code provides a process for the modification and/or rejection of collective bargaining agreements (“CBAs”). In particular, Section 1113(c) of the Code permits a debtor to reject its CBAs if the debtor satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval to reject the CBAs. The 1113(c) process requires that a debtor must make proposals to its unions to modify existing CBAs based on the most complete and reliable information available at the time the proposals are made. The proposed modifications must be necessary to permit the reorganization of the debtor and must assure that all the affected parties are treated fairly and equitably. The debtor must provide the unions with all information necessary to evaluate the proposals, and meet at reasonable times and confer in good faith with the unions in an effort to reach mutually agreeable modifications to the CBAs. If consensual agreements are not reached, the debtor may file a motion with the Bankruptcy Court requesting approval to reject the CBAs. Rejection of the CBAs is appropriate if the Court finds the debtor’s proposals are necessary for its reorganization, are fair and equitable, and that the unions refused to agree to the proposals without good cause.

Reorganization Plan

In order for the Company to emerge successfully from Chapter 11, the Company must obtain the Bankruptcy Court’s approval of a reorganization plan, which will enable the Company to transition from Chapter 11 into ordinary course operations outside of bankruptcy.  In connection with a reorganization plan, the Company also may require a new credit facility, or “exit financing.”  The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing.  A reorganization plan determines the rights and satisfaction of claims of various creditors and parties-in-interest, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.

The Company presently expects that any proposed reorganization plan will provide, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company.  Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Company’s creditors and other interested parties, and thereafter in response to interested parties’ objections and the requirements of the Bankruptcy Code and Bankruptcy Court.  There can be no assurance that the Company will be able to secure approval for the Company’s proposed reorganization plan from the Bankruptcy Court or that the Company’s proposed reorganization plan will be accepted by the lender under the DIP Financing, as discussed below.  In the event that the Company does not secure approval of the proposed reorganization plan, the Company’s outstanding principal and interest obligations could become immediately due and payable.

Debtor-in-Possession Financing

In connection with the Company’s Chapter 11 cases, on May 18, 2012, the Company and Delta entered into a debtor-in-possession credit agreement pursuant to which Delta agreed to provide $74,285 in secured debtor-in-possession financing (the “DIP Financing”) to Pinnacle Airlines Corp., guaranteed by Pinnacle Airlines Corp.’s subsidiaries.  Such DIP Financing was approved by final order of the Bankruptcy Court on May 17, 2012 [ECF No. 316].

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

The DIP Financing has a term of one year from the date of the filing of the Company’s Chapter 11 cases (subject to early termination in certain instances) and accrues interest at the rate of 12.5% per annum.  There is no additional fee payable to Delta in connection with the DIP Financing.  The DIP Financing contains customary default provisions, and certain milestones that must be met relating to the delivery of a six-year business plan, filing and confirmation of a plan of reorganization and modifications to collective bargaining agreements through a settlement or relief under Section 1113 of the Bankruptcy Code.  Approximately $46,200 of the DIP Financing was used to repay Delta’s existing secured promissory note and the balance of the DIP Financing is additional available working capital for the Company.  If certain conditions are satisfied, including substantial consummation of a plan of reorganization that is reasonably acceptable to Delta and the absence of a continuing or unwaived default or event of default, Delta has agreed to convert the DIP Financing into a senior secured exit financing facility.

Going Concern

These Consolidated Financial Statements have also been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Debtors be unable to continue as a going concern.

As a result of the Chapter 11 proceedings, the satisfaction of the Company’s liabilities and funding of ongoing operations are subject to uncertainty and, accordingly, there is a substantial doubt of the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to emerge successfully from Chapter 11.  Additionally, there is no assurance that long-term funding of any type would be available to the Company, or that it would be available at rates and on terms and conditions that would be financially acceptable and viable to the Company in the long term.  If the Company is unable to generate additional working capital and or raise additional financing when needed, it may be required to suspend operations, sell assets or enter into a merger or other combination with a third party, any of which could adversely affect the value of the Company’s common stock, or render it worthless.  If the Company issues additional debt or equity securities, such securities may enjoy rights, privileges and priorities superior to those enjoyed by holders of the Company’s common stock, thereby diluting the value of the Company’s common stock.  Additionally, in connection with the Chapter 11 Filing, material modifications were made to the Company’s fleet and capacity purchase agreements (see further discussion in Note 4, Revenue Recognition).  These modifications will materially affect the Company’s financial results going forward, and could result in future impairment charges.

Additional information about the Company’s Chapter 11 filing, Court filings, and claims information is also available on the Internet at www.pinnaclerestructuring.com.

3.  Significant Accounting Policies

(a) Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Pinnacle, Mesaba, and Colgan, as well as Pinnacle’s wholly-owned subsidiary, Pinnacle East Coast Operations Inc. (“PECO”), with the elimination of all intercompany transactions and balances.  Certain reclassifications have been made to conform prior year financial information to the current period presentation. All amounts contained in the notes to the consolidated financial statements are presented in thousands, with the exception of years, per share amounts, and number of aircraft.

The Company has considered subsequent events through the date its consolidated financial statements were filed with the Securities and Exchange Commission on Form 10-K.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent liabilities.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules applicable for the estimate, which is typically in the period when the new information becomes available to management.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

(b) Cash and Cash Equivalents and Restricted Cash

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

(c) Revenue Recognition

Regional airline service revenues and ground handling revenues are recognized in the period the services are provided.  Under the Company’s CPAs with Delta and United, the Company receives a fixed-fee as well as a reimbursement of specified costs with the potential of additional revenue incentives from its partners when the Company’s operational performance exceeds certain metrics. The reimbursement of specified costs, known as “pass-through costs,” may include aircraft ownership costs, passenger liability and hull insurance, aircraft property taxes, landing fees, and catering.

Because many of the Company’s expenses are reimbursable expenses, the Company’s major airline partners sometimes negotiate contracts on the Company’s behalf to reduce the reimbursable costs and maximize the economic benefits of an agreement.  In situations where the Company’s major partner negotiates an agreement on the Company’s behalf such that the maintenance vendor is the primary obligor for the completion of the service, the Company’s revenue associated with these agreements is presented at the amounts billed for reimbursement net of the related expense incurred. Gross billings of $23,791, $8,809, and $8,566 is presented net of expense of $21,888, $8,105, and $7,881 in regional airline services revenue in the Company’s consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009, respectively. The Company earned margin on this revenue, which is presented gross. For all other items, and except as described above, all amounts billed for reimbursement under the Company’s capacity purchase agreements are recognized as revenue on a gross basis.

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under the Pinnacle CRJ-900 DCA and the United Q400 CPA (as defined in Note 4, Revenue Recognition) is rental income, inasmuch as the agreements identify the code-share partner’s “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during 2011, 2010, and 2009 was $100,013, $69,087, and $65,125, respectively, and has been included in regional airline services revenue on the Company’s consolidated statements of operations.

For further discussion of the Company’s code-share agreements, refer to Note 4, Revenue Recognition.

(d) Accounts Receivable and Related Reserve

The Company periodically evaluates and makes estimates of the collectability of its accounts receivable.  Generally, the reserve for bad debt is determined using the specific identification method.  The Company exercises judgment in assessing the realization of such receivables, and the Company’s policy is to continuously review the age and quality of its accounts receivable as one element of determining the approximate amount of revenue.  In accordance with this policy, the receivable reserve was $85 as of December 31, 2011 and 2010.

(e) Aircraft Maintenance and Repair Costs

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

(f) Capitalized Interest

The Company capitalizes interest on assets that require a period of time to acquire the asset and prepare them for their intended use.  The Company has capitalized interest, as part of the asset’s cost, on its aircraft pre-delivery payments.  For the years ended December 31, 2011, 2010 and 2009, the Company recorded gross interest expense of $51,512, $42,499, and $46,078, respectively, of which $316, $1,688, and $1,217, respectively, was capitalized.

(g) Spare Parts and Supplies

Spare parts and supplies consist of expendable parts and maintenance supplies related to flight equipment, which are carried at cost using the first-in, first-out (FIFO) method.  Spare parts and supplies are recorded as inventory when purchased and charged to expense as used.  Fleet retirement reserve for spare parts expected to be on hand at the date the aircraft are retired from service is provided over the remaining estimated useful life of the related aircraft equipment. In addition, an allowance for spare parts currently identified as obsolete or excess is provided.  These allowances are based on management estimates and are subject to change.  Refer to Note 5, Special Items, for more information regarding a fleet retirement reserve adjustment of $3,693 recorded during the year ended December 31, 2011 related to spare parts and supplies used to support the Company’s Saab 340 fleet.

(h) Property and Equipment

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

Estimated useful lives and residual values for the Company’s property and equipment as of December 31, 2011, are as follows:

	Depreciable Life	Residual Value
Flight Equipment
Regional jets(1)	25 years	10-40%
Q400 Turboprops(1)	25 years	10%
Saab Turboprops(2)	1 year	Various(2)
Aircraft rotables
Regional jets	25 years(3)	10 - 40%
Q400 Turboprops	25 years(3)	10%
Saab Turboprops(2)	1 year	Various(2)
Aircraft simulators	7.5 – 22.5 years	10 – 45%
Ground service equipment	10 years	0%
Shop equipment	10 years	0%
Office equipment	10 years	0%
Software and computer equipment	3-7 years	0%
Leasehold improvements	2-18.5 years	0%
Vehicles	5 years	0%

(1)	As discussed in Note 4, Revenue Recognition, the Company abandoned its fleet of Q400 aircraft on April 1, 2012, and now plans to dispose of its owned CRJ-900 aircraft as well.
(2)	Refer to Note 5, Special Items for more information regarding a change in the estimated remaining useful life and salvage value of the Company’s Saab 340 fleet.
(3)	Depreciation is determined by allocating the cost, net of estimated residual value, over the shorter of the asset’s useful life or the remaining lease terms of related aircraft, as applicable.

(i) Long-Lived and Intangible Assets

The Company evaluates whether there has been an impairment of its long-lived and intangible assets when indicators of impairment exist.  When considering whether or not impairment of long-lived assets exists, the Company groups similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compares the undiscounted cash flows for the entire group of assets to the carrying value of the same group of assets.  Asset groupings are done at the fleet and contract level.

Impairment exists when the carrying amount of a long-lived or intangible asset is not recoverable (undiscounted cash flows are less than the asset’s carrying value) and exceeds its fair value. If it is determined that the carrying amount of a long-lived asset is not recoverable, the carrying value of the long-lived asset is reduced to its fair value.  Refer to Note 5, Special Items, for more information regarding an impairment charge of $1,311 recognized by the Company during the year ended December 31, 2011.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

The following is a summary of the Company’s intangible assets:

	Gross Carrying Amount as of December 31, 2011	Accumulated Amortization as of December 31, 2011	Net Balance as of December 31, 2011	Gross Carrying Amount as of December 31, 2010	Accumulated Amortization as of December 31, 2010	Net Balance as of December 31, 2010
Contractual rights	$15,115	$(7,897)	$7,218	$15,115	$(6,694)	$8,421
Customer contracts(1)	11,500	(1,737)	9,763	11,500	(237)	11,263
Non-compete agreement(1)	500	(500)	-	500	(250)	250
Pro-Rate code-share agreements	2,589	(1,918)	671	3,900	(1,528)	2,372
Total	$29,704	$(12,052)	$17,652	$31,015	$(8,709)	$22,306

(1)	This intangible asset was acquired in connection with the Acquisition, which is discussed in greater detail in Note 15, Acquisition of Mesaba.

During the years ended December 31, 2011, 2010, and 2009, the Company recognized $3,343, $2,080, and $1,999, respectively, in aggregate intangible asset amortization.  Estimated aggregated intangible asset amortization expense is $3,032 for 2012, and $2,361 for each of the years from 2013 through 2016.

(j) Goodwill

Goodwill is reviewed at least annually for impairment by comparing the fair value of each of the Company’s reporting units with its carrying value.  The Company’s three reporting units are Pinnacle, Mesaba, and Colgan.  Fair value is determined using a discounted cash flow methodology and a market approach and includes management’s assumptions on revenue growth rates, operating margins, discount rates, and expected capital expenditures.  The Company performs its impairment test of each reporting unit’s goodwill on an annual basis at October 1 and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis as well.  The Company determined that its goodwill was not impaired as of December 31, 2011 and 2010.

(k) Financial Instruments and Fair Value Measurements

Fair values of receivables and accounts payable approximate their carrying amounts due to the short period of time to maturity.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business.  Although the letters of credit are off-balance sheet, the majority of obligations to which they relate are reflected as liabilities in the consolidated balance sheet.  Outstanding letters of credit totaled $7,883 and $7,761 at December 31, 2011 and 2010, respectively.

The Company’s investments and financial instruments are required to be measured at fair value on a recurring basis.  Fair value measurement is based on assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, accounting guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  For further discussion, see Note 8, Investments and Fair Value Measurements.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

 (l) Benefit Plans

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

Share-based Compensation

The Company recorded pre-tax compensation expense in the amount of $2,886, $2,729, and $2,638, respectively, related to share-based compensation during the years ended December 31, 2011, 2010, and 2009.  When calculating share-based compensation expense, the Company estimates the grant date fair value of its equity awards and the expected forfeitures associated with those awards.  The fair value of each award is amortized into compensation expense on a straight-line basis between the grant date for the award and the awards vesting date.  In 2011, the Company discontinued granting stock options.  The annual expense pertaining to the Company’s share-based awards is immaterial to the Company’s financial results and cash flows.

Defined Contribution 401(k) Plans

The Company maintains 401(k) plans covering substantially all of its employees.  Each year, participants may contribute a portion of their pre-tax annual compensation, subject to Internal Revenue Code limitations.  The Company’s 401(k) plans also contain profit sharing provisions allowing the Company to make discretionary contributions for the benefit of all plan participants.  The Company made 401(k) matching contributions of $8,173, $4,885, and $1,331 during the years ended December 31, 2011, 2010, and 2009, respectively.  The Company did not make any discretionary contributions during those periods.

Defined Benefit Retired Pilots’ Insurance Benefit Plan

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

Information about the benefit obligation of the unfunded Plan is summarized as follows:

	As of December 31, 2011	As of December 31, 2010

Balance at January 1	$2,286	$1,666
Service cost	599	180
Interest cost	308	87
Plan participant’s contributions	14	15
Amendments(1)	3,068	0
Benefits paid	(14)	(7)
Actuarial (gain) loss(2)	1,055	345
Balance at December 31	$7,316	$2,286

(1)
In 2011, the Company granted post-retirement benefits to Mesaba’s and Colgan’s pilots in connection with a joint collective bargaining agreement, which was executed on February 17, 2011 and is further discussed in Note 14, Commitments and Contingencies.

(2)	In 2011, the discount rate was changed from 5.56% to 4.72% to reflect current economic conditions. This change caused an increase in the liability of $895.

(m) Segment Reporting

Generally accepted accounting principles require disclosures related to components a company for which separate financial information is available to and evaluated regularly by the company’s chief operating decision maker when deciding how to allocate resources and in assessing performance.   The Company’s three operating segments consist of its three subsidiaries, Pinnacle, Mesaba, and Colgan.  Information pertaining to the Company’s reportable segments is presented in Note 6, Segment Reporting.

(n) New Accounting Standards

In May 2011, the FASB issued, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The standard revises guidance for fair value measurement and expands the disclosure requirements. It is effective prospectively for fiscal years beginning after December 15, 2011.  The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued Presentation of Comprehensive Income.  The standard revises the presentation and prominence of the items reported in other comprehensive income.  It is effective retrospectively for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company intends to adopt this standard for the quarter ending March 31, 2012.  The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

4.  Revenue Recognition

Capacity Purchase Agreements

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

Payments based on pre-set rates:  Under CPAs, the Company is entitled to receive payments for each completed block hour and departure and a monthly fixed cost payment based on the size of its fleet.  These payments are designed to reflect the Company’s anticipated expenses incurred with respect to CPA operations that are not covered by the reimbursement payments.  The substantial majority of these expenses relate to labor costs, ground handling costs in cities where the partner does not have ground handling operations, overhead, maintenance, and depreciation.

In connection with the acquisition of Mesaba, the Company modified its CPAs with Delta to provide for a rate adjustment that was to be effective the date that the Company implemented a combined collective bargaining agreement covering both Pinnacle’s and Mesaba’s pilots, which was February 17, 2011 (the “Pilot Rate Reset”).  This rate adjustment was intended to increase Pinnacle’s rates as a result of the increase in pilot labor costs related to Pinnacle’s Delta operations.  The rate adjustment was to be calculated and agreed to by the Company and Delta looking back after 12 months after the effective date of the new collective bargaining agreement, or February 17, 2012.  After review and agreement, the Company would receive a one-time retroactive adjustment related to the prior 12 months for the increase in its pilot costs, as well as a prospective adjustment to the rates payable for future periods.  During the year ended December 31, 2011, the Company did not recognize any revenue related to this rate reset.

In addition, a negotiated reset of the rate-based payments the Company receives under its CRJ-200 ASA and its Mesaba CRJ-900 DCA was set to occur at the beginning of 2013 (the “2013 Rate Reset”).  This rate reset was designed to adjust the Company’s rate based compensation under the CRJ-200 ASA and the Mesaba CRJ-900 DCA to equal its actual and projected costs (excluding pilot-related costs) under those CPAs at that time.  During the year ended December 31, 2011, the Company did not recognize any revenue related to this rate reset.

Margins, mark-up and incentive payments:  The Company receives monthly margin or mark-up payments from Delta related to the CRJ-200 ASA, Pinnacle CRJ-900 DCA, Mesaba CRJ-900 DCA, and Saab DCA (all defined below).  Through March 31, 2012, the monthly margin payment for the CRJ-200 ASA was calculated based on a target operating margin of 8% on qualifying expenses.  Under the Pinnacle CRJ-900 DCA, Mesaba CRJ-900 DCA, and Saab DCA, Pinnacle and Mesaba receive monthly mark-up payments calculated as a percentage of certain expenses.  In addition, Pinnacle and Mesaba are eligible for certain incentive payments based upon operating performance.   Colgan is eligible for certain incentive payments under the United Q400 CPA, which are based upon its operating performance.

The Company provides regional airline capacity to Delta and United under the following CPAs:

CRJ-200 ASA.  The Company, through its Pinnacle and Mesaba subsidiaries, provides regional jet service to Delta under an Amended and Restated Airline Services Agreement (the “CRJ-200 ASA”) that was amended on July 1, 2010 to include Mesaba’s 19 CRJ-200 aircraft.  The Company subleases its 141 CRJ-200 aircraft from Delta, and Delta reimburses the Company’s CRJ-200 aircraft rental expense in full under the terms of the CRJ-200 ASA.

On April 1, 2012, Pinnacle Airlines Corp., Pinnacle and Delta entered into a Third Amended and Restated Airline Services Agreement (the “A&R CRJ-200 ASA”) which amends and restates the CRJ-200 ASA.  The A&R CRJ-200 ASA modifies the rate-based payments paid by Delta for services performed by Pinnacle, and modified the margin payment.  The A&R CRJ-200 ASA also eliminates the provision related to the Pilot Rate Reset and the 2013 Rate Reset, as discussed above.  In addition, the termination date of the CRJ-200 ASA was extended from December 31, 2017 to June 30, 2022.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

Pinnacle CRJ-900 DCA.  In 2007, the Company entered into a ten-year CPA with Delta under which Pinnacle would operate 16 CRJ-900 aircraft, each for ten years, as a Delta Connection Carrier (the “Pinnacle CRJ-900 DCA”).  Delta also had the option to add, and we had the option to remove, seven CRJ-900 aircraft under the Pinnacle CRJ-900 DCA.

On April 1, 2012, Pinnacle Airlines Corp., Pinnacle and Delta entered into a Second Amendment to the Pinnacle CRJ-900 DCA (the “Pinnacle CRJ-900 DCA Amendment”). The Pinnacle CRJ-900 DCA Amendment provides that the Pinnacle CRJ-900 DCA shall terminate in accordance with the following schedule: two aircraft shall be removed from service during January 2013; three aircraft shall be removed from service during each of February, March and April, 2013; and the remaining four aircraft shall be removed from service during May 2013.  Under certain conditions, such removals may be accelerated by Delta.  In addition, the Pinnacle CRJ-900 DCA Amendment modifies rates paid by Delta for services performed by Pinnacle.  The Pinnacle CRJ-900 DCA Amendment also includes an agreement between Delta and Pinnacle that Delta shall have an allowed general unsecured claim based on Delta's damages as a result of the modifications of the Pinnacle CRJ-900 DCA, including without limitation early termination, and the allowed amount of the claim will be subject to the determination and approval of the Bankruptcy Court.

Mesaba CRJ-900 DCA.  On July, 1, 2010, the Company entered into a 12-year CPA with Delta under which Mesaba operates 41 CRJ-900 aircraft as a Delta Connection Carrier (the “Mesaba CRJ-900 DCA”) through June 30, 2022.

On April 1, 2012, Pinnacle Airlines Corp., Pinnacle and Delta entered into an Amended and Restated 2010 Delta Connection Agreement (the “A&R Mesaba CRJ-900 DCA”) which amends and restates the Mesaba CRJ-900 DCA.  The A&R Mesaba CRJ-900 DCA modifies the rates paid by Delta for services performed by Pinnacle and eliminates provisions related to the Pilot Rate Reset and the 2013 Rate Reset, as discussed above.

Saab DCA. Mesaba provided turboprop service to Delta as a Delta Connection Carrier and operated Saab 340B+ aircraft (the “Saab DCA”).  Delta retired Mesaba’s fleet of Saab 340B+ aircraft during 2011, and this service ended in December 2011.

United Q400 CPA.  In 2007, the Company entered into a CPA under which Colgan operates Q400 regional aircraft (the “United Q400 CPA”).  The Company took delivery of and placed into service eight additional Q400 aircraft during 2011.  As of December 31, 2011, Colgan operated 30 Q400 under the United Q400 CPA., which was set to expire ten years from the date each aircraft was placed into service, and leased one spare Q400 aircraft from its manufacturer.  The Company also had options to purchase an additional 15 Q400 aircraft at December 31, 2011.  These options were subsequently cancelled in February 2012.

On February 1, 2012, Pinnacle Airlines Corp. and Colgan entered into an interim agreement (the “Interim Agreement”) with United, which ended on April 2, 2012, amending certain terms of the United Q400 CPA.   Under the Interim Agreement, United was required to pay certain aircraft ownership expenses and increased rates under the United Q400 CPA, as well as including services provided by Colgan’s Saab aircraft that previously operated under revenue pro-rate agreements under provisions substantially identical to the United Q400 CPA.  The Interim Agreement provided that if the parties were unable to reach a long term agreement revising the relationship of the parties under the United Q400 CPA and their pro-rate agreements beyond the end of the Interim Agreement, then United had the right, upon notice, to elect to modify the number of aircraft Colgan would operate under the United Q400 CPA.  In addition, under the Interim Agreement, United was required to continue paying the increased rates during this modification period.  The increases in the rates required to be paid by United to Colgan under the United Q400 CPA pursuant to the Interim Agreement were structured as an interest-free loan which was automatically forgiven upon expiration of the Interim Agreement.

On April 23, 2012, the Bankruptcy Court granted the Company final approval pursuant to court order [ECF No. 173] (the “Final Order”) to reject the United Q400 CPA.  The Final Order also authorized the Company to perform its obligations under a term sheet (the “United Agreement”) among the Company, United and Export Development Canada (“EDC”).  The material terms of the United Agreement include:

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

•	The term of the United Agreement commenced on April 3, 2012 and will end on November 30, 2012, unless otherwise agreed by the Company and United.
•
During the term of the United Agreement, United shall pay increased rates for Colgan’s provision of regional airline services related to Colgan’s Q400 and Saab aircraft on terms otherwise substantially similar to those contained in the United Q400 CPA and the Interim Agreement, which were rejected by the Company in connection with its Bankruptcy Filing.

•
The regional airline services provided by the Company to United will be wound down gradually over the term of the United Agreement, with the first three Q400 aircraft and the first five Saab aircraft being wound down in May 2012.  It is anticipated that the regional airline services provided by the Saab aircraft and the Q400 aircraft will be fully wound down by July 31, 2012 and November 30, 2012, respectively.

•
United will pay EDC directly for Colgan’s continued use of each Q400 aircraft and related aircraft equipment financed by EDC (the “Q400 Covered Equipment”) until such aircraft are wound down in accordance with the United Agreement, pursuant to terms separately agreed by United and EDC.  Colgan will remain responsible for insuring the Q400 Covered Equipment during its period of continued use.

•	Pinnacle Airlines Corp. guarantees Colgan’s obligations under the United Agreement.

EDC Agreement.  The Final Order also authorized the Debtors to perform their obligations under a term sheet (the “EDC Agreement,” and together with the United Agreement, the “New Agreements”) among Pinnacle Airlines Corp., Colgan, EDC and United.  The material terms of the EDC Agreement include:

•	As of the Petition Date, Colgan shall be deemed to have returned to EDC all Q400 Covered Equipment used to perform the regional air services under the United Agreement.
•
EDC waived its right to seek administrative expense claims against the Debtors in connection with such return but reserved its right to seek administrative expense claims against the Debtors in connection with any breach of the EDC Agreement itself.

•	Colgan shall be entitled to use such Q400 Covered Equipment in connection with its provision of regional air services under the United Agreement.
•
Upon the wind-down of any such Q400 Covered Equipment under the United Agreement, Colgan is required to physically return such Q400 Covered Equipment to EDC.  Upon such return, EDC is authorized to dispose of such Q400 Covered Equipment without the consent of the Debtors.

Deferred revenue:  After Northwest Airlines, Inc.’s (“Northwest”) 2005 bankruptcy, the Company and Northwest entered into an Assumption and Claims Resolution Agreement (the “Assumption Agreement”) on December 15, 2006.  Under the Assumption Agreement, Northwest and the Company agreed that the Company would receive an allowed unsecured claim against Northwest in its bankruptcy proceedings as a result of the renegotiation of the CRJ-200 ASA.  The Company is recognizing $253,042, the fair value of its stipulated unsecured claim, over the 11-year term of the CRJ-200 ASA.

Under the Pinnacle CRJ-900 DCA, the Company received monthly payments based on contractual rates per departure and block hour for certain maintenance activities.  Because these activities were not expected to occur for at least a year, the Company deferred this revenue and recognizes it when the underlying maintenance services are performed.  The Company also receives fixed monthly payments from Delta during the first five years of the term of the Pinnacle CRJ-900 DCA.  The related revenue is being recognized ratably over the term of the Pinnacle CRJ-900 DCA.

As discussed in Note 15, Acquisition of Mesaba, $5,000 was recorded as deferred revenue as a result of the agreements reached in conjunction with the acquisition of Mesaba.  The Company is recognizing this deferred revenue over 12 years.  In addition, the Company recorded a deferred credit of $3,500 related to the fair value of the Saab DCA, which was recognized as an increase to revenue through December 31, 2011.

The Company is currently evaluating how the previously described contractual changes that became effective April 1, 2012, will affect its deferred revenue balances going forward.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

The following table includes the deferred revenue components of the Company’s various CPAs:

	CRJ-200 ASA related	Pinnacle CRJ-900 DCA related	Mesaba CRJ-900 DCA related	Saab DCA related	United Q400 CPA related	Total
Balance at January 1, 2009	$208,795	$7,247	$-	$-	$-	$216,042
Additions during 2009	-	10,454	-	-	-	10,454
Amount recognized in 2009	(23,200)	(1,222)	-	-	-	(24,422)
Balance at December 31, 2009	185,595	16,479	-	-	-	202,074
Additions during 2010	-	1,579	5,000	3,500	490	10,569
Amount recognized in 2010	(23,200)	(1,670)	(208)	(1,745)	(8)	(26,831)
Balance at December 31, 2010	162,395	16,388	4,792	1,755	482	185,812
Additions during 2011	-	1,579	-	-	489	2,068
Amount recognized in 2011	(23,200)	(2,937)	(417)	(1,755)	(89)	(28,398)
Balance at December 31, 2011	$139,195	$15,030	$4,375	$-	$882	$159,482

Disputes with Code-Share Partner:  During the second quarter 2011, Delta began disputing its obligation to fully reimburse Pinnacle for certain heavy airframe maintenance costs associated with the CRJ-200 ASA.  Delta also withheld approximately $700 from a payment to the Company. Subsequent to the end of the third quarter 2011, the Company and Delta reached a tentative settlement to this dispute. As a result of this dispute and the subsequent tentative settlement, the Company recognized approximately $4,500 less revenue during 2011 related to reimbursement of heavy airframe maintenance costs. Per the tentative agreement reached, the total amount previously collected from Delta was to be repaid in 2012 via an offset against the amount due from Delta for the pilot rate reset reimbursement, as discussed above.

Setoff and Mutual Release.  On April 1, 2012, the Company and Delta entered into a Setoff and Mutual Release, pursuant to which the parties agreed to a setoff of amounts owed to each party and a mutual release of related claims arising under the Company’s CPAs with Delta.  These amounts include:  amounts received from Delta for future maintenance activities on the Pinnacle CRJ-900 DCA aircraft, for which the Company has deferred revenue recognition; amounts payable by the Company to Delta for the disputed amounts for certain heavy airframe maintenance costs associated with the CRJ-200 ASA, as discussed above; amounts payable from Delta to Pinnacle for the Pilot Rate Reset; amounts payable from Delta to Pinnacle for a retrospective rate reset related to the Saab DCA; and various other disputed amounts.  The Company is still evaluating the effects of the Setoff and Mutual Release on its consolidated financial statements for the year ending December 31, 2012.

Concentration of credit risk:  As of December 31, 2011, amounts owed from Delta represented 71%, or approximately $20,500 of the Company’s accounts receivable balance, which is uncollateralized.

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

Colgan’s financial performance under its revenue pro-rate agreements is subject to seasonal fluctuations. Colgan has historically reported lower unit revenue (as measured by revenue per available seat mile) during the first and fourth quarters each year when demand for air travel declines, and reported higher unit revenue during the second and third quarters each year when air travel demand is higher.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

As previously discussed, as of the date of this filing, the Company no longer operates any flights under Pro-Rate agreements, with the exception of certain Essential Air Service (“EAS”) contracts with the DOT that Colgan operates on behalf of US Airways.  The EAS program provides a federal government subsidy within certain small markets that could not otherwise sustain commercial air service because of limited passenger demand.  The Company anticipates exiting the EAS contracts operated under Pro-Rate agreements, which are not material to its business, in June 2012.

United Air Lines

As of December 31, 2011, the Company, through its Colgan subsidiary, operated 12 Saab 340 aircraft based in Houston, Texas under a pro-rate agreement with United (the “United Houston Agreement”). Colgan entered into the United Houston Agreement in January 2005 for a term of five years. In addition to receiving pro-rated passenger revenue as described above under “Revenue Pro-rate Agreements,” the Company received an incentive payment for each passenger connecting onto or from a United flight in Houston. These incentive payments adjusted every January 1 and July 1 for anticipated changes in the cost of fuel and changes in certain station-related costs over the subsequent six-month period.

As of December 31, 2011, the Company, through its Colgan subsidiary, operated 10 Saab 340 aircraft based at Washington-Dulles airport under a code-share agreement with United (the “United Dulles Agreement”), which expired on December 31, 2011.  In addition to receiving pro-rated passenger revenue as described above under “Revenue Pro-rate Agreements,” United paid the Company a set passenger connect incentive fee for certain of the markets that Colgan operates under the United Express Agreement.

As previously discussed, Pinnacle Airlines Corp. and Colgan entered into the Interim Agreement on February 1, 2012, which provided that the Saab aircraft operated under the United Houston Agreement and the United Dulles Agreement were operated under provisions substantially identical to the United Q400 CPA.  Further, in connection with the Bankruptcy Filing and pursuant to the United Agreement, the Company’s obligations under the United Houston Agreement and United Dulles Agreement, as amended by the Interim Agreement, are being wound down in accordance with a term sheet among the Company and United.  On April 23, 2012, the Bankruptcy Court authorized the Company to perform its obligations under the United Agreement.

US Airways

In 1999, the Company, through its Colgan subsidiary, entered into a pro-rate agreement with US Airways (the “US Airways Agreement”) to provide passenger service and cargo service under the name “US Airways Express.” The current US Airways Agreement became effective on October 1, 2005 under terms similar to the 1999 agreement and had an initial three-year term that automatically extends for 120 day periods unless either party gives notice to the other to terminate.    The Company began reducing Colgan’s Saab turboprop operation for US Airways in the fourth quarter of 2011, and plans to end this service by June 2012.  As of December 31, 2011, the Company operated 10 Saab 340 aircraft under this agreement.

The Company and US Airways amended the US Airways Agreement in January 2011 to add service at New York LaGuardia with seven aircraft operated by Mesaba. Operation of this service commenced in March 2011.

Essential Air Service

In addition to the code-share agreements described above, the Company, through Colgan’s pro-rate networks, operated under agreements with the Department of Transportation (the “DOT”) to provide subsidized air service to 10 communities as of December 31, 2011 as part of the Essential Air Service (“EAS”) program. Colgan operated in three of these markets under its US Airways Agreement, six markets under its United Dulles Agreement, and one market under its United Houston Agreement.  The Company intends to end Colgan’s EAS service in June 2012.  In addition, the Company operates various EAS routes under its CPAs with Delta.  The Company is compensated by Delta in accordance with its CPAs, and Delta retains the government subsidies.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

5.  Special Items

During the years ended December 31, 2011, 2010, and 2009, the Company incurred charges related to special items of $28,515, $10,873, and $1,980, respectively.  Special items are presented as a separate caption in the Company’s consolidated statements of operations.  As discussed in Note 6, Segment Reporting, these expenses are not allocated to the Company’s reportable segments.  Special items consisted of the following for the years ended December 31:

	2011	2010	2009
Integration, severance, and contract implementation expenses	$11,907	$10,873	$-
Restructuring expenses	1,931	-	-
Impairment and other charges related to Saab fleet	14,677	-	1,980
Total special items	$28,515	$10,873	$1,980

Integration, severance, and contract implementation expenses

Integration expenses – Upon the Company’s acquisition of Mesaba on July 1, 2010, the Company announced an integration plan to transition all jet operations to Pinnacle, and to combine Colgan’s and Mesaba’s turboprop operations.  During 2011, the Company began implementing the integration plan, which resulted in integration expenses of $6,043 during the year ended December 31, 2011.  Integration expenses include training, relocation and displacement of pilots, flight attendants and mechanics; information technology costs related to the integration of systems and operating processes; and relocation, retention and severance packages for management employees as the Company combines administrative functions.

Integration expenses during the year ended December 31, 2011 of $6,043 included severance expenses of $2,641.  Severance payments during the year ended December 31, 2011 were $754 and accrued severance as of December 31, 2011 was $1,887.  The Company estimates total severance expenses under the integration plan will be approximately $3,500.

Resignation of Chief Executive Officer – During the three months ended March 31, 2011, the Company incurred $3,012 associated with the resignation of its former Chief Executive Officer in March 2011, including the accrual of payments related to a two-year consulting agreement, as well as the accelerated vesting of stock options and restricted stock awards.

 Contract implementation expenses – During the years ended December 31, 2011 and 2010, the Company incurred $2,852 and $10,873, respectively, of costs associated with the implementation of its new collective bargaining agreements in relation to the Company’s pilots and Pinnacle’s flight attendants.  Contract implementation expenses include one-time signing bonuses to the pilots and flight attendants, adjustments to accrued vacation balances, and a one-time payment to the Air Line Pilots Association (“ALPA”) to reimburse professional fees associated with contract implementation.  Refer to Note 14, Commitments and Contingencies, for more information.

Restructuring expenses

On December 8, 2011, the Company announced that it had commenced a comprehensive program to reduce short-term and long-term costs and enhance liquidity, seeking modifications to the Company’s agreements with various stakeholders (the “Restructuring”).  In connection with the Restructuring, the Company engaged consultants, investment banks, and external counsel and performed an analysis of its partner contract profitability and examined alternatives to rationalize its business lines, organizational structure, and executive and director level functions.  During the year ended December 31, 2011, the Company incurred $1,931 in expenses associated with the Restructuring.

Restructuring expenses during the year ended December 31, 2011 included severance expenses of $539.  No payments were made during the year ended December 31,2011 and accrued severance as of December 31, 2011 was $539.  The Company estimates total severance expenses under the Restructuring will be approximately $1,500.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

Impairment and other charges related to Saab fleet

In December 2011, the Company ended its US Airways operations at New York-LaGuardia and, as of December 31, 2011, ceased use of the seven Saab 340B+ aircraft, which the Company utilized under operating leases with expiration dates through January 2015.  As part of the Company’s Restructuring, management reevaluated the remaining useful life and residual value of the Saab assets, determining that the Company had excess spare parts and supplies, operating leases for which there was no related economic benefit, and projected undiscounted cash flows that were insufficient to recover the net carrying amount of the long-lived and finite life intangible assets supporting the Saab asset group.

As a result, during the three months ended December 31, 2011, the Company increased the Saab-related excess equipment reserve by $3,693, recorded an exit liability of $3,208 for seven leased Saab aircraft, and recorded an impairment charge of $7,776 against the long-lived and finite life intangible assets supporting the Saab asset group.  The impairment charge was allocated on a pro-rata basis to flight equipment and intangible assets in the amounts of $6,465 and $1,311, respectively.

In 2008, Colgan eliminated nine markets from its Pro-Rate operations, resulting in the retirement of six Saab 340 aircraft and five Beech 1900 aircraft from service.  The return of leased aircraft requires certain maintenance costs necessary to restore the aircraft to a condition suitable for return to the lessor.  During the year ended December 31, 2009 the Company recorded charges of $1,980 related to these lease returns.  Refer to Note 8, Fair Value Measurements, which address the valuation methodology utilized by management to value long-lived and finite life intangible assets supporting the Saab asset group.

6.  Segment Reporting

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

During the three months ended March 31, 2011, the Company modified its reportable segments to include the results of its ground handling services division, PinnPro Professional Ground Services (“PinnPro”), in its Colgan subsidiary.  PinnPro provides ground handling functions to Pinnacle and Colgan, in addition to other airlines.  Amounts related to PinnPro had previously been included in Pinnacle’s results.  This change was made because ground handling at the majority of Pinnacle’s service cities is now outsourced to third parties, whereas PinnPro performs ground handling services at many of Colgan’s service cities.  As a result of this change, operating revenues of $23,349 and $8,691 and operating income of $4,133 and $3,624, respectively, for the years ended December 31, 2010 and 2009 have been reclassified among the reportable segments.  All intercompany amounts related to PinnPro are eliminated in consolidation.

Corporate overhead expenses incurred by Pinnacle Airlines Corp. are allocated to the operating expenses of each subsidiary.  As discussed in Note 1, Description of Business, the Company incurred special items, which are not allocated to the Company’s reportable segments.  The following table represents the Company’s segment data for the years ended December 31:

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

	Year Ended December 31, 2011
	Pinnacle	Mesaba	Colgan	Unallocated	Consolidated

Operating revenues	$645,409	$277,969	$322,332	$(13,345)	$1,232,365
Depreciation and amortization	19,814	5,268	25,638	-	50,720
Operating income	11,174	792	17,684	(28,515)	1,135
Deferred tax asset (liability)	15,771	6,636	(21,888)	(664)	(145)
Identifiable intangible assets, other than goodwill	7,218	9,762	672	-	17,652
Goodwill	18,422	3,860	-	-	22,282
Total assets	493,813	116,950	826,199	38,454	1,475,416
Capital expenditures (including non-cash)	3,287	1,465	150,941	11,184	166,877

	Year Ended December 31, 2010
	Pinnacle	Mesaba	Colgan	Unallocated	Consolidated

Operating revenues	$634,461	$142,388	$254,693	$(10,775)	$1,020,767
Depreciation and amortization	20,544	2,676	15,927	-	39,147
Operating income	45,346	6,847	9,340	-	61,533
Deferred tax asset (liability)	12,480	(944)	(26,652)	620	(14,496)
Identifiable intangible assets, other than goodwill	8,421	11,512	2,373	-	22,306
Goodwill	18,422	3,860	-	-	22,282
Total assets	516,991	115,497	780,131	86,179	1,498,798
Capital expenditures (including non-cash)	3,733	813	178,658	524	183,728

	Year Ended December 31, 2009
	Pinnacle	Colgan	Unallocated	Consolidated

Operating revenues	$609,246	$236,262	$-	$845,508
Depreciation and amortization	20,247	15,152	-	35,399
Operating income (loss)	56,469	24,240	-	80,709
Capital expenditures (including non-cash)	46,392	12,950	2,573	61,915

Major Customers – During the years ended December 31, 2011, 2010, and 2009, 74%, 77%, and 73% , respectively, of the Company’s operating revenues were earned under agreements with Delta and 22%, 18%, and 21%, respectively, were earned under agreements with United.

Changes in Reporting Segments – On December 8, 2011, the Company announced that it had commenced a comprehensive restructuring program to reduce short-term and long-term costs and enhance liquidity, seeking modifications to the Company’s agreements with various stakeholders.

Restructuring efforts were not complete as of December 31, 2011 and, accordingly, the Company did not meet the criteria necessary to change its reportable segments for the year then ended.  As of the filing of this Form 10-K, the Company remains in the process of evaluating its organizational structure.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

7.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”):

	Years Ended December 31,
	2011	2010	2009

Net income (loss)	$(31,478)	$12,770	$41,856
Basic earnings (loss) per share	$(1.70)	$0.70	$2.33
Diluted earnings (loss) per share	$(1.70)	$0.69	$2.31

Share computation:
Weighted average number of shares out- standing for basic EPS	18,481	18,132	17,969
Share-based compensation (1)	-	426	164
Weighted average number of shares out- standing for diluted EPS	18,481	18,558	18,133

(1)
At December 31, 2011, all options to acquire shares were excluded from the computation above as their impact was anti-dilutive.  Options to purchase 1,341 and 1,095 shares of common stock were excluded from the diluted EPS calculation at December 31, 2010, and 2009, respectively, because their effect would be anti-dilutive.

8. Fair Value Measurements

The table below presents the Company’s assets measured at fair value as of December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets	Fair Value Hierarchy	Frequency	December 31, 2011	December 31, 2010
Saab 340 asset group	Level 2	Non-recurring	$ 47,000	N/A
Investments - ARS Call Options	Level 3	Recurring	$ 1,049	$ 1,852

Saab 340 asset group – Due to impairment indicators that arose during the three months ended December 31, 2011, the Company estimated the fair value of the assets supporting the Saab 340 asset group, including spare parts, flight equipment, and finite life intangible assets.  The Company performed a non-recurring market-based appraisal as of December 31, 2011, which resulted in a $7,776 impairment charge of the long-lived assets and finite life intangible assets, and a $3,693 excess equipment reserve adjustment related to the spare parts.  There were no Saab 340 asset impairment charges recognized in 2010 or 2009.

The Company determined the fair value of the long-lived assets supporting the Saab 340 fleet as of December 31, 2011, with the assistance of a third-party valuation specialist.  In determining the fair value of the flight equipment supporting the Saab 340 fleet, a market-based approach was utilized to determine the realizable value, at commercially reasonable prices, assuming a potential disposal period of 12 to 18 months, which is consistent with the revised remaining useful life of the Saab 340 fleet, as discussed in Note 5, Special Items.

Investments - ARS Call Options – Prior to August 2009, the Company’s investment portfolio consisted primarily of auction rate securities (“ARS”).  In August 2009, the Company reached an agreement to sell its portfolio of ARS to the financial institution that originally sold the ARS portfolio to the Company (the “ARS Settlement”).   After repayment of a related credit facility, the Company received approximately $27,000 in net cash proceeds from the ARS Settlement.  The ARS Settlement provides that for a period of three years from the date of the ARS Settlement, the Company shall have the right to repurchase all or a portion of the ARS at the same discount to par the bank paid to the Company under the ARS Settlement (the “ARS Call Options”).  In August 2009, the Company determined the initial fair value of the ARS Call Options and the corresponding gain from the ARS Settlement to be $4,078.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

The fair values of the ARS Call Options were estimated using a discounted cash flow model.  The model considered potential changes in yields for securities with similar characteristics to the underlying ARS and evaluated possible future refinancing opportunities for the issuers of the ARS.  The analysis then assessed the likelihood that the options would be exercisable as a result of the underlying ARS being redeemed or traded in a secondary market at an amount greater than the exercise price prior to the end of the option term.  Changes in the fair values of the ARS Call Options are marked-to-market through the consolidated statements of operations.  The Company has determined that its ARS Call Options are classified in Level 3 of the fair value hierarchy.  The ARS Call Options are classified as “Prepaid expenses and other assets” and “Other assets” on the Company’s consolidated balance sheets as of December 31, 2011 and 2010, respectively.

The following table presents the Company’s ARS Call Options measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	ARS Call Options
	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$1,852	$2,723	$-
Transfers to Level 3	-	-	4,078
Total unrealized gains (losses)
Included in nonoperating expense	1,417	633	(649)
Realized gains on redemptions, included in nonoperating income(1)	2,433	1,132	582
Net proceeds from redemptions (2)	(4,653)	(2,636)	(1,288)
Balance at December 31	$1,049	$1,852	$2,723

	Auction Rate Securities
	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$-	$-	$116,900
Transfers to Level 3	-	-	-
Total unrealized gains (losses)
Included in nonoperating expense	-	-	-
Included in OCI	-	-	-
Realized losses on redemptions, included in nonoperating expense(1)	-	-	(135)
Interest accretion	-	-	1,005
Redemptions (2)	-	-	(6,450)
Sales(3)			(111,320)
Balance at December 31	$-	$-	$-

(1)	The Company determines the cost basis for ARS redemptions using the specific identification method.
(2)	Partial redemption of securities at par by the issuer.
(3)	Proceeds received from the sale of the ARS portfolio in connection with the ARS Settlement.

Fair Value of Long-term debt – The estimated fair values of the Company’s borrowings, which are discussed in detail in Note 9, Borrowings and Leasing Arrangements, were $735,750 and $710,426 as of December 31, 2011 and 2010.  The fair values were based on either market prices or the discounted amount of future cash flows, using the Company’s current incremental rate of borrowing for similar liabilities.

Interest Rate Swaps – To manage long-term interest rate risk for the fixed-rate debt issued in 2008 associated with aircraft the Company received and placed into service in 2008, the Company initiated a cash flow hedging program in 2007.  The hedging program utilized forward-starting interest rate swaps, which hedged the expected interest payments associated with issuances of long-term debt to finance the aircraft.   The Company had no unsettled swaps associated with this hedging program at December 31, 2011 and 2010.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

These interest rate swaps were designated as cash flow hedges of the permanent financing that was secured in 2008.  The remaining hedge-related balance, which is included in accumulated other comprehensive loss, is being amortized into interest expense over the life of the aircraft financing.  The losses from settled interest rate swaps recorded in other comprehensive income (“OCI”), net of tax, within the consolidated balance sheets were $11,484 and $12,964 as of December 31, 2011 and 2010, respectively.  As previously discussed, the Company abandoned its Q400 aircraft as of April 1, 2012, and does not plan to own its 16 CRJ-900 aircraft after the Pinnacle CRJ-900 DCA is terminated in 2013.  As a result, the total net realized losses from interest rate swaps are expected to be reclassified from OCI into earnings during year ending December 31, 2012.

The following table presents pre-tax losses on derivative instruments within the consolidated statements of operations:

Years Ended December 31,	Amount of Loss Reclassified from OCI into Interest Expense (Effective Portion) (2)	Amount of Loss Recognized in Expense on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2011	$(2,808)	$-
2010	$(2,967)	$-
2009	$(3,137)	$(1,424	)(1)

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

 9.  Borrowings and Leasing Arrangements

The following table summarizes the Company’s borrowings and leasing arrangements:

	As of December 31, 2011	As of December 31, 2010

Pre-delivery payment facilities, current	$-	$19,337

Long-term debt
Current maturities	64,597	56,414
Noncurrent maturities	717,959	664,290
Total long-term debt	782,556	720,704

Leasing arrangements
Current maturities	1,184	1,787
Noncurrent maturities	2,594	3,585
Total leasing arrangements	3,778	5,372

Total borrowings and leasing arrangements	$786,334	$745,413

During the year ended December 31, 2011, the Company acquired eight Q400 aircraft through the issuance of long-term debt with final maturities in 2026 and fixed interest rates of approximately 4.9%.  As discussed in Note 10, Operating Leases, in June 2011, the Company also completed a sale-leaseback transaction that resulted in the sale of two Q400 aircraft.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

The aggregate amounts of principal maturities of debt and on balance sheet leasing arrangements as of December 31, 2011 are as follows:

	Long-term Debt(1)	Leasing Arrangements(1) (2)	Total
2012	$64,597	$1,184	$65,781
2013	65,404	449	65,853
2014	66,816	360	67,176
2015	83,120	388	83,508
2016	54,995	418	55,413
Thereafter	447,624	979	448,603
Total	$782,556	$3,778	$786,334

(1)
As previously discussed, the Company abandoned its Q400 aircraft as of April 1, 2012, and does not plan to own its 16 CRJ-900 aircraft after the Pinnacle CRJ-900 DCA is terminated in 2013.  The Company rejected the leases on its capital leased aircraft as well.  The amounts shown above do not reflect these changes and will materially change in 2012.

(2)
Includes the Company’s financing obligation for its build-to-suit and capital leases, as discussed below.  The amounts in the table exclude the portion of future payments that will be recognized as interest expense, which total $934 over the lives of these agreements.

Long-Term Notes Payable

As of December 31, 2011 and 2010, the Company had long-term notes payable of $782,556 and $720,704, respectively.

Long-term notes payable primarily for owned aircraft consisted of the following at December 31, 2011:

Principal	Interest rates	Maturities Through
$ 888	0.0% - 3.5%	2013
165,731	3.6% - 4.5%	2026
184,193	4.6% - 5.5%	2026
314,161	5.6% - 6.5%	2024
70,135	6.6% - 8.5%	2022
47,448	12.5%	2015
$ 782,556

Included in long-term notes payable are borrowings from Export Development Canada (“EDC”) for owned aircraft.  The borrowings are collateralized by 28 of the Company’s Q400 aircraft and 16 of its CRJ-900 aircraft and bear interest at rates ranging between 3.8% and 6.7% with maturities through 2026.  Amounts outstanding under these EDC borrowings were $690,985 and $623,818 at December 31, 2011 and 2010, respectively.  In connection with the Bankruptcy Filing, the owned Q400 aircraft financed by EDC were abandoned by the Company on April 1, 2012, at which time the related debt was retired.  The owned CRJ-900 aircraft financed by EDC will be disposed of before the Pinnacle CRJ-900 DCA is terminated in 2013.

During 2009, the Company completed a $25,000, three-year term loan financing with C.I.T. Leasing and funded by CIT Bank (the “Spare Parts Loan”). The Spare Parts Loan was secured by Pinnacle’s and Colgan’s pools of spare repairable, rotable and expendable parts and certain aircraft engines.  During June 2011, the Spare Parts Loan was modified to increase financing to $37,000, include Mesaba’s pools of spare repairable, rotable and expendable parts and certain aircraft engines as collateral, and extend the maturity date through December 2015.  The Company and C.I.T. Leasing also amended the Spare Parts Loan to have a fixed interest rate of 7.25% for a portion of the loan, while the remainder of the loan was subject to a variable rate, which is indexed to LIBOR (subject to a floor) and was 5.5% and 8.0% as of December 31, 2011 and 2010, respectively.  The Spare Parts Loan requires that the Company maintain a minimum liquidity level at the end of every month. The Spare Parts Loan also has standard provisions relating to the Company’s obligation to timely repay the indebtedness and maintenance of the collateral base relative to the outstanding principal amount of the borrowing.  As of December 31, 2011 and 2010, amounts outstanding under the Spare Parts Loan were $34,778 and $23,977, respectively.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

In May 2012, the Company amended and restated the Spare Parts Loan to allow us to sell an unlimited amount of consumable/expendable spare parts, rotable spare parts and spare engines relating to certain aircraft without the consent of C.I.T. Leasing, so long as the net sales proceeds from the sale of any item of collateral are used to repay the Spare Parts Loan.  In connection with the amendment and restatement, C.I.T. Leasing agreed to waive any terms of the Spare Parts Loan under which an event of default would result from a loss of Mesaba’s operating certificate.  C.I.T. Leasing also agreed that the Company need not comply with certain financial reporting requirements during the pendency of its Chapter 11 proceedings, to suspend application of certain restrictive covenants during the Chapter 11 proceedings, to waive accrual of interest at the default rate during the Chapter 11 proceedings and to permit a merger or certain other “fundamental changes” in connection with the Company’s emergence from Chapter 11 if certain conditions are met.  The interest rate was fixed at 8.50%, the maturity date was adjusted from December 31, 2015 to June 30, 2014 and C.I.T. Leasing received a fee of $100.  On May 11, 2012, the Bankruptcy Court entered a final order approving, and authorizing the Company to enter into and perform under, the amended and restated loan financing agreement [ECF No. 277].

On July 1, 2010, the Company completed the acquisition of Mesaba, which was financed by the Promissory Note.  The Promissory Note, which is discussed further in Note 15, Acquisition of Mesaba, had a balance of $47,448 and $60,102 as of December 31, 2011 and 2010, respectively.  As discussed in Note 2, Chapter 11 Filing and Going Concern, a portion of the proceeds from the DIP Financing was used to repay the Promissory Note.

Included in long-term notes payable are unsecured borrowings of $888 and $665 as of December 31, 2011 and 2010, respectively.  These primarily related to deferred payment agreements with certain of the Company’s vendors.

Bridge Loan

On January 13, 2010, the Company entered into a short-term loan agreement with a bank for $10,000 (the “Bridge Loan”).  The Bridge Loan was secured by the Company’s anticipated 2009 federal income tax refund and had an effective interest rate of 4.5%.  The Bridge Loan was designed to temporarily provide the Company with additional working capital until it received its 2009 federal income tax refund.  The Company repaid the Bridge Loan in full upon receipt of the 2009 federal income tax refund in February 2010.

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

On February 15, 2010, the holders of the remaining outstanding Notes exercised their option to require the Company to purchase all of the remaining outstanding Notes for cash at a purchase price equal to 100% of their principal amount plus accrued interest.  As a result, the remaining Notes were retired in February 2010.  The following table provides additional information about the Notes:

	Years Ended December 31,
	2010	2009
Effective interest rate on liability component	13.5%	13.5%
Interest cost recognized as amortization of the discount of liability component	$383	$7,451
Cash interest cost recognized (coupon interest)	126	2,683

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

Capital Leases

The Company leases certain aircraft equipment and office equipment under non-cancelable capital leases that expire on various dates through 2013.  Amortization of the assets recorded under the capital leases is included in the consolidated statements of operations as depreciation and amortization expense.  The weighted average interest rate implied in these leases was approximately 8.1% and 8.2% as of December 31, 2011 and 2010, respectively, and the net book value of the assets associated with the capital leases was $1,043 and $1,961 as of December 31, 2011 and 2010, respectively. The present value of the future lease payments was $989 and $2,295 as of December 31, 2011 and 2010, respectively, $875 and $1,278 of which were classified as a current liability as of December 31, 2011 and 2010, respectively.  In connection with the Bankruptcy Filing, the Company rejected the capital leases on two Saab aircraft.

Build-to-Suit Lease

In February 2008, Mesaba entered into a build-to-suit lease arrangement for the construction and subsequent leasing of a maintenance hangar in Des Moines, Iowa.  Mesaba was determined to be the, in substance, owner of the hangar for accounting purposes, and therefore, the hangar was recognized on the balance sheet and the lease was recognized as a financing obligation.  Upon the completion of construction, the initial lease term is 10 years, with the option to extend the lease for one 10-year term, for which the Company determined an extension to be reasonably assured.  The net book value of the hangar was $8,255 and $8,738 as of December 31, 2011 and 2010, respectively, and the related financing obligation was $2,789 and $3,077 as of December 31, 2011 and 2010, respectively.  The implied interest rate on the build-to-suit lease is 7.5%.

10.  Operating Leases

The Company subleases its CRJ-200 aircraft and related engines from Delta under operating leases.  The lease agreements contain certain requirements of the Company regarding the payment of taxes on the aircraft, acceptable use of the aircraft, the level of insurance to be maintained, the maintenance procedures to be performed and the condition of the aircraft upon its return to Delta.  Pursuant to the CRJ-200 ASA, Delta reimburses Pinnacle’s aircraft rental expense in full.

The Company also subleases 41 of its CRJ-900 aircraft from Delta under operating leases that expire June 30, 2022.  As of December 31, 2011, the Company also subleased 10 Saab 340B+ aircraft that were no longer in operation under the Delta Saab DCA and remained in the lease return process.  Although the leases stipulate a monthly rental that would be a pass-through cost under the respective CPAs, no payments are exchanged between the Company and Delta for its CRJ-900 and Saab 340B+ aircraft pursuant to the respective CPAs.  Because the Company has no credit risk associated with these leases, the related expense and reimbursement revenue are presented net in the Company’s consolidated statements of operations, and the rental amounts are not included in the table below.

During the three months ended March 31, 2011, the Company executed operating leases of seven Saab 340 aircraft.  These leases agreements terminate by 2015 and generally provide that the Company pay taxes, maintenance, insurance, and other operating expenses applicable to the leased assets.  The leases require the aircraft to be in a specified maintenance condition at lease termination or upon return of the aircraft.  Refer to Note 5, Special Items, regarding the exit liability the Company recognized in connection with these seven operating leases.  These leases were rejected in connection with the Company’s Chapter 11 Filing.

In June 2011, the Company completed a sale-leaseback transaction with Siemens Financial Services, Inc. that resulted in the sale of two Q400 aircraft, which were previously acquired by the Company in March 2011.  The proceeds of the sale were used to settle long-term debt and accrued interest of $35,818 and resulted in net cash proceeds of $5,800.  The ten-year leasebacks of the two Q400 aircraft are classified as operating leases.  As of December 31, 2011, the Company also leased one spare Q400 aircraft from its manufacturer. These leases were rejected in connection with the Company’s Chapter 11 Filing.

The Company’s non-aircraft operating leases primarily relate to facilities and office equipment.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

The following summarizes approximate minimum future rental payments, by year and in the aggregate, required under noncancelable operating leases as of December 31, 2011:

	Aircraft(1)(2)	Non-aircraft	Total
2012	$139,669	$15,280	$154,949
2013	139,066	15,289	154,355
2014	138,436	16,183	154,619
2015	136,576	15,813	152,389
2016	136,546	15,486	152,032
Thereafter	151,760	33,837	185,597
Total future rental payments	$842,053	$111,888	$953,941

(1)
The amounts noted above for operating leases include $798,254 of obligations for leased CRJ-200 aircraft and spare CRJ-200 engines from Delta.  The Company is reimbursed by Delta in full for CRJ-200 aircraft and engine rental expense under the CRJ-200 ASA.  Should the CRJ-200 ASA with Delta be terminated, these aircraft and engines would be returned to Delta.

(2)	The Company rejected several operating leases in connection with its Chapter 11 Filing. The above table does not reflect those rejections.

The Company’s total rental expense for operating leases for the years ended December 31, 2011, 2010, and 2009, was $161,330, $146,409, and $142,835, respectively.

11.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31:

	2011	2010
Ground handling and landing fees	$18,502	$12,262
Salaries and wages	34,365	30,561
Taxes other than income and property	2,439	1,572
Property taxes	16,630	20,779
Pilot signing bonus	-	10,873
Interest	11,296	10,542
Pro-rate operations costs	6,673	4,130
Insurance costs	8,070	4,496
Current portion of leasing arrangements	1,184	1,787
Other	5,363	2,668
Total	$104,522	$99,670

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

12.  Other Expenses

Other expenses consisted of the following for the years ended December 31:

	2011	2010	2009
Employee overnight accommodations	$30,153	$20,342	$13,514
Insurance	25,577	22,515	13,146
Professional services fees	22,042	13,725	9,063
Property and other taxes	9,367	12,846	7,139
Communications and information technology related expenses	15,274	9,656	6,601
Employee-related expenses	6,729	6,069	4,361
Postage and office supplies	6,571	3,397	1,405
Employee training expenses	10,280	5,165	2,853
Utilities and other facilities and equipment related expenses	4,730	3,495	3,575
Other	3,258	3,162	3,518
Total other expenses	$133,981	$100,372	$65,175

13. Income Taxes

The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Federal net operating loss	$91,976	$30,830
Deferred revenue	62,160	70,796
State net operating losses	12,356	8,656
Derivatives	8,502	8,282
Vacation pay	5,804	4,233
Inventory reserves	5,017	2,463
Capital loss carryforward	2,149	4,075
Pilot signing bonus	-	4,034
Other	6,340	6,406
Total deferred tax assets	194,304	139,775
Valuation allowance	(4,334)	(5,067)
Net deferred tax assets	$189,970	$134,708

Deferred tax liabilities:
Tax over book depreciation	$(189,573)	$(148,708)
Prepaid expenses	(542)	(496)
Total deferred tax liabilities	$(190,115)	$(149,204)
Net deferred tax liability	$(145)	$(14,496)

At December 31, 2011, the Company had federal and state net operating loss carryforwards of $262,789 ($91,976 tax effected) and $340,789 ($19,009 tax effected), respectively, the majority of which will expire between 2027 and 2031.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

The provision for income tax expense includes the following components for the years ended December 31:

	2011	2010	2009
Current:
Federal	$861	$2,095	$55,221
State	(677)	(497)	(135)
Subtotal	184	1,598	55,086
Deferred:
Federal	13,936	(8,936)	(54,797)
State	506	(775)	(671)
Subtotal	14,442	(9,711)	(55,468)
Total income tax benefit (expense)	$14,626	$(8,113)	$(382)

The following is a reconciliation of the provision for income taxes at the applicable federal statutory income tax rate to the reported income tax expense for the years ended December 31:

	2011		2010		2009
	$	%	$	%	$	%
Income tax expense at statutory rate	$16,136	(35.0)%	$(7,309)	(35.0)%	$(14,783)	(35.0)%
State income taxes, net of federal taxes	131	(0.3)%	(574)	(2.7)%	(1,057)	(2.5)%
Meals and entertainment disallowance	(1,533)	3.3%	(927)	(4.4)%	(595)	(1.4)%
Valuation allowance	369	(0.8)%	341	1.6%	1,884	4.5%
Settlements	-	-	462	2.2%	13,434	31.8%
Other	(477)	1.1%	(106)	(0.5)%	735	1.7%
Income tax benefit (expense)	$14,626	(31.7)%	$(8,113)	(38.8)%	$(382)	(0.9)%

Income tax refunds received (net of taxes paid) during the years ended December 31, 2011, 2010 and 2009 were $532, $41,513 and $30,548, respectively.

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

During the years ended December 31, 2011 and 2010, the Company released valuation allowances of $733 and $574, respectively, against certain deferred tax assets.  The 2011 valuation allowance is applied against the Company's net deferred tax asset exclusive of indefinite lived attributes.  The 2010 valuation allowance relates primarily to state net operating losses generated in the current and prior year, amounts recorded through other comprehensive income related primarily to impairment charges related to the Company’s investment in certain auction rate securities and hedging transactions.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management believes it is more likely than not that the Company will not realize the benefit of these assets.

Impact of Chapter 11 Filing on Availability and Utilization of Net Operating Losses. The availability and utilization of net operating losses after the Company’s emergence from Chapter 11 is uncertain at this time and will be highly influenced by the composition of the plan of reorganization that is ultimately pursued. However, the Company’s net operating losses (“NOLs”) could be utilized in the near term to offset gains on the expected disposition of aircraft.  On April 23, 2012, the Bankruptcy Court issued a Final Order Establishing Notification Procedures on Certain Transfers of Claims Against and Interests in the Debtors’ Estates, which restricts trading in the Company’s common stock and claims. The order is intended to prevent certain transfers of the Company’s common stock and certain transfers of claims against the Debtors that could impair the ability of one or more of the Debtors’ estates to use their net operating loss carryovers and certain other tax attributes currently or on a reorganized basis. Any acquisition, disposition, or other transfer of equity or claims on or after April 1, 2012 in violation of the restrictions set forth in the order will be null and void ab initio and/or subject to sanctions as an act in violation of the automatic stay under sections 105(a) and 362 of the Bankruptcy Code. The order applies to (i) “Substantial Equityholders,” i.e., persons who are, or as a result of a transaction would become, the beneficial owner of approximately 4.5 percent of the outstanding shares of the Company’s common stock and (ii) “Substantial Claimholders,” i.e., persons who are, or as a result of a transaction become, the beneficial owner of unsecured claims in excess of a threshold amount of unsecured claims (initially $5 million of unsecured claims, but which may be subsequently increased or decreased under certain circumstances in connection with the Debtors’ filing of a Chapter 11 plan). In the case of Substantial Equityholders, the order imposes current restrictions with respect to the acquisition or disposition of the Company’s stock, and certain notifications may be required. In the case of Substantial Claimholders, the order imposes a procedure pursuant to which, under certain circumstances, the claims acquired during the Chapter 11 cases may have to be resold, and certain notifications may be required.

As of December 31, 2011 and 2010, the Company had $273 and $85 of unrecognized tax benefits, respectively.  The following table reconciles the Company’s beginning and ending unrecognized tax benefits balances:

	2011	2010
Unrecognized tax benefits balance at January 1	$85	$547
Increases/(decreases) for prior period positions	188	(462)
Increases/(decreases) for current period positions	-	-
Settlements	-	-
Lapses of statutes	-	-
Unrecognized tax benefits balance at December 31	$273	$85

The Company provides for interest and penalties accrued related to unrecognized tax benefits in nonoperating expenses.  The Company reduced its accrual for interest and penalties by $4 and $70, respectively, during the years ended December 31, 2011 and 2010.  As of December 31, 2011 and 2010, the Company had $251 and $255 of accrued interest and penalties, respectively.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

14.  Commitments and Contingencies

Employees.  The Company operates under several collective bargaining agreements with groups of its employees.  The following table reflects the Company’s collective bargaining agreements and their respective amendable dates as of December 31, 2011:

Employee Group	Employees Represented	Representing Union	Contract Amendable Date
Pilots	2,831	Air Line Pilots Association	February 17, 2016
Pinnacle’s flight attendants	853	United Steel Workers of America	October 21, 2016
Mesaba’s flight attendants	539	Association of Flight Attendants	May 31, 2012
Colgan’s flight attendants	385	United Steel Workers of America	April 30, 2014
Pinnacle’s ground operations agents	782	United Steel Workers of America	May 23, 2015
Pinnacle’s flight dispatchers	63	Transport Workers Union of America	December 31, 2013
Mesaba’s flight dispatchers	23	Transport Workers Union of America	May 31, 2012
Mesaba’s mechanics	112	Aircraft Mechanics Fraternal Association	May 31, 2012
Total unionized labor	5,588

As of December 31, 2011, approximately 71% of the Company’s workforce were members of unions, including pilots (36%), flight attendants (23%), ground operations agents (10%), mechanics (1%), and dispatchers (1%).

In September 2011, the Company reached a tentative agreement to amend its collective bargaining agreement with the United Steel Workers AFL-CIO (“USW”), the union representing Pinnacle’s flight attendants.  Subsequent to the end of the third quarter of 2011, Pinnacle’s flight attendants ratified the agreement, which will be amendable on October 21, 2016.  During the three months ended September 30, 2011, the Company recognized $837 in relation to a signing bonus that was paid upon execution of the agreement.

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

FAA Civil Penalties - In 2011, the Federal Aviation Administration (“FAA”) has proposed a number of civil penalties against the Company.  The Company is disputing the proposed civil penalties with the FAA.  As of December 31, 2011 and 2010, the Company had related accruals of approximately $1,600 and $300, respectively, which are classified as accrued expenses in its condensed consolidated balance sheets.  The maximum reasonably possible loss related to these civil penalties was approximately $4,000 as of December 31, 2011.

Purchase Commitments - The Company’s contractual obligations and commitments at December 31, 2011, primarily related to future purchases of aircraft and equipment, were approximately $13,371 for 2012, $1,315 for 2013, $643 for 2014, $643 for 2015, $643 for 2016, and $589 thereafter.  These amounts primarily included options the Company had to purchase 15 Q400 aircraft, which were subsequently cancelled in February 2012.

Guarantees and Indemnifications – In the Company’s aircraft lease agreements with Delta, the Company typically indemnifies the prime lessor, financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct.

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

Litigation Contingencies – The Company and its subsidiaries are defendants in various ordinary and routine lawsuits incidental to our business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, it is the opinion of our management, based on current information and legal advice, that the ultimate disposition of these suits will not have a material adverse effect on our consolidated financial statements as a whole.

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

Settlement of Disputes with Code-share Partner – On July 1, 2010, the Company and Delta reached agreement over a number of significant disputes that had arisen since 2007, primarily related to the Company’s CRJ-200 ASA.  The settlements of these disputes are further discussed in Note 4, Revenue Recognition.

15.  Acquisition of Mesaba

On July 1, 2010, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Delta and Mesaba pursuant to which the Company purchased all of the issued and outstanding common stock of Mesaba from Delta (the “Acquisition”). The consolidated financial statements reported herein contain Mesaba’s operating results since the Acquisition date.

The Company accounted for the Acquisition in accordance with FASB ASC Topic 805, Business Combinations, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Mesaba based on their estimated fair values as of the Acquisition date.   In the fourth quarter of 2010, the Company finalized the process of obtaining information to evaluate the acquisition-date fair value of the consideration transferred to Delta, the assets acquired, and the liabilities assumed.

The total acquisition-date fair value of consideration transferred to Delta was $75,013.  This amount is comprised of: 1) a promissory note payable to Delta of $63,265, which is secured by all of the capital stock and certain equipment of Mesaba, pursuant to a security and pledge agreement (the “Promissory Note”); 2) a $5,000 payment to Delta; and 3) $6,748 representing the cancellation of amounts owed to the Company by Delta relating to the reimbursement of past aviation insurance premiums.  The Promissory Note has an interest rate of 12.5%, with the principal payable in equal quarterly installments of $3,163 beginning on October 15, 2010 and a final maturity date of July 15, 2015.  The Promissory Note with Delta contains cross-default provisions for all of the Company’s operating agreements with Delta.  The Promissory Note also contains customary covenants and representations, including a covenant to maintain a minimum amount of cash and cash equivalents at the end of each month, and restrictions related to the payment of dividends and repurchase of stock.  As discussed in Note 2, Chapter 11 Filing and Going Concern, a portion of the proceeds received in the DIP Financing was used to repay the Promissory Note.

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

The difference between the purchase price and the fair value of Mesaba’s tangible and intangible assets acquired and liabilities assumed was recorded as goodwill.  The $3,860 in goodwill has been fully allocated to Mesaba, which is presented as an operating segment of the Company in Note 6, Segment Reporting.  The Company attributed this goodwill to its relationship with Delta as well as the synergies that will be created by operating similar fleet types out of overlapping hub locations.  The entire goodwill balance from the Acquisition is deductible for tax purposes.

Refer to Note 3, Significant Accounting Policies, regarding the intangible assets accounted for in the Acquisition.  The Company also recognized a deferred credit of $3,500 related to the fair value of the Saab DCA, which was amortized as increases to revenue based on aircraft utilization days throughout the life of the contract, which terminated in November 2011.

During the year ended December 31, 2010, the Company incurred transaction costs of $1,486 related to the Acquisition.  These costs have been recognized in operating expense within the consolidated statement of operations.

The following unaudited pro forma combined results of operations give effect to the Acquisition as if it had occurred at the beginning of the period indicated.  The terms of Mesaba’s capacity purchase agreements entered into concurrently with the Acquisition have been retroactively applied to the beginning of the periods presented.  The unaudited pro forma combined results of operations do not purport to represent the Company’s consolidated results of operations had the Acquisition occurred on the dates assumed, nor are these results necessarily indicative of the Company’s future consolidated results of operations.

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

	Years Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)

Operating revenues	$1,152,114	$1,126,689
Income before income taxes	22,198	41,162
Net income from continuing operations	13,411	41,256
Discontinued operation, net of taxes(1)	-	4,864
Net income	13,411	46,120

Diluted earnings per share:
Net income from continuing operations	$0.72	$2.27
Discontinued operations, net of taxes(1)	$-	$0.27
Net income	$0.72	$2.54

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

The Company and Delta also entered into the Mesaba CRJ-900 DCA, regarding the operation of Mesaba’s 41 CRJ-900 aircraft for Delta, and the Saab DCA, which pertains to the operation of Mesaba’s SAAB 340B+ aircraft for Delta.  The Mesaba CRJ-900 DCA terminates Junes 30, 2022.  Delta retired Mesaba’s fleet of Saab 340B+ aircraft throughout 2011, and this service ended in December 2011.

As previously discussed, the CRJ-200 ASA, the Pinnacle CRJ-900 DCA, and the Mesaba CRJ-900 DCA were materially modified on April 1, 2012.  Refer to Note 2, Chapter 11 Filing and Going Concern, and Note 4, Revenue Recognition, for further discussion.

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

Pinnacle Airlines Corp.
Notes to Consolidated Financial Statements
(all amounts in thousands, except per share data)

16.  Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2011 and 2010 is as follows:

	Three Months Ended During 2011
	March 31	June 30	September 30	December 31(1)

Operating revenues	$298,183	$320,110	$319,757	$294,315
Operating income	6,279	10,309	6,479	(21,932)
Net income (loss)	(2,977)	(2,367)	(3,469)	(22,665)
Basic and diluted loss per share	$(0.16)	$(0.13)	$(0.19)	$(1.22)

	Three Months Ended During 2010
	March 31	June 30	September 30(2)	December 31(1)(2)

Operating revenues	$208,080	$218,720	$302,335	$291,632
Operating income	12,696	19,769	25,719	3,349
Net income (loss)	1,692	5,887	9,441	(4,250)
Basic earnings (loss) per share	$0.09	$0.32	$0.52	$(0.23)
Diluted earnings (loss) per share	$0.09	$0.32	$0.51	$(0.23)

(1)	The Company’s operating income and net income for the three months ended December 31, 2011 and December 31, 2010 include several one-time charges, which are fully described in Note 5, Special Items.
(2)	The acquisition of Mesaba was completed on July 1, 2010. The Company’s consolidated financial statements include Mesaba’s financial data from the Acquisition date through December 31, 2010.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based upon that evaluation, our CEO and PAO concluded that our disclosure controls and procedures were not effective as of December 31, 2011, because of the identification of the material weaknesses in internal control over financial reporting described below.  Notwithstanding the material weaknesses that existed as of December 31, 2011, our CEO and PAO have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are remediating such material weaknesses as described below.

Management’s Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our CEO and PAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

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

As a result of the material weaknesses described below, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2011, which appears on page 86.  Additionally, the financial statements for each of the years covered in this Annual Report on Form 10-K have been audited by an independent registered public accounting firm, Ernst & Young LLP whose report is presented page 47 of this Annual Report on Form 10-K.

Material Weaknesses in Internal Control over Financial Reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies that represent material weaknesses at December 31, 2011:

•
Management did not design and maintain effective control relating to the tracking of and accounting for certain rotable parts when those parts were deemed to be beyond economic repair (BER) and scrapped.  Rather than reporting in the inventory system the removal of certain parts from service as being due to a BER decision, the removal from service was reported as a stock correction or an open issue, which did not result in an accounting entry to recognize the retirement of the part.  The impact of this issue was to overstate the inventory balance for rotable parts.  As a result of a review of its inventory records to identify those rotable parts that had not been properly accounted for, the Company recorded a charge of approximately$1.8 million in 2011.  The Company has revised its monthly close procedures to include the review of a listing of all current month sub-ledger transactions and a comparison of rotable quantities in the inventory system to those in the fixed assets system to ensure that all scrap transactions are identified and reported in the Company’s financial statements in a timely manner.

•
Management did not design and maintain effective control relating to the accounting and reporting for income taxes.  The Company’s process does not always provide properly documented and supported assumptions and inputs for the calculation of the tax provision.  Although the amount of tax-related adjustments recorded to the Company’s financial statements have been immaterial, the absence of sufficient controls creates the risk that a material error in our income tax accounts would not be prevented or detected.  The Company has initiated a thorough review of the income tax processes and controls designed to ensure that sufficient personnel resources, technical tax accounting and reporting expertise and appropriate supervision are in place to properly address accounting matters inherent in the Company’s tax accounting and reporting.

Changes in Internal Control over Financial Reporting.  Except as discussed above, there has been no change in our internal control over financial reporting during the year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pinnacle Airlines Corp. (Debtor and Debtor-in-Possession)

We have audited Pinnacle Airlines Corp.’s (Debtor and Debtor-in-Possession) (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment.  Management has identified a material weakness in controls related to both income taxes and rotable aircraft parts.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2011 financial statements and this report does not affect our report dated May 31, 2012, which expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning matters related to the Company’s ability to continue as a going concern.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the internal control criteria, Pinnacle Airlines Corp. (Debtor and Debtor-in-Possession) has not maintained effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Memphis, Tennessee
May 31, 2012

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

Class I Directors

Ian Massey, age 61, was appointed to our Board of Directors in January 2006. Since June 2010, Mr. Massey has been an independent consultant specializing in aircraft leasing and other aviation-related activities.   From 1980 to 1991, he held several positions at British Aerospace, including divisional finance director in the regional aircraft division. From 1991 to 2001, he served as the senior financial executive (CFO) at Airbus in Toulouse, France.  From 2001 to June 2010, Mr. Massey was Executive Vice President at Republic Financial Corporation where he oversaw the development and growth of Republic’s Aviation and Private Equity Groups. Mr. Massey graduated from Loughborough University in England in 1973 with a degree in Aeronautical Engineering.  Mr. Massey is also a member of the Board of Directors of SkyWorks Capital Asia.

James E. McGehee, Jr., age 82, has been a member of our Board of Directors since March 2004 and has been Chairman and owner of McGehee Realty and Development Company, located in Memphis, Tennessee, since 1967.  Mr. McGehee was Chairman of the Board and Chief Executive Officer for McGehee Mortgage Company from 1951 through 1985. Mr. McGehee served as Chairman of the Memphis-Shelby County Airport Authority Board of Commissioners from 1981 through 1996.  During his chairmanship, he was successful in Memphis becoming a Northwest (now Delta) hub, negotiating a daily round trip service between Memphis and Amsterdam, and obtaining federal funding for the creation of Memphis’ world runway to accommodate Federal Express’ wide-body aircraft.  Additional organizations he has served are National Commerce Financial Corporation’s Board of Directors, Rhodes College Board of Trustees, Baptist Memorial Hospital Advisory Board and the Campbell Clinic Foundation Board of Trustees.  He is currently a Director and Partial Owner of Financial Strategy Group – Investment Management. He is a licensed pilot.

Sean E. Menke, age 43, was appointed President and Chief Executive Officer of the Company on June 29, 2011.  Prior to that, he was a Partner with Vista Strategic Group, LLC from May 2010 until June 2011.  From August 2007 through March 2010, he served as the President and Chief Executive Officer of Frontier Airlines.  Prior to that, he was the Executive Vice President and Chief Commercial Officer of Air Canada from June 2005 through August 2007.  From January 1999 through June 2005, he was the Senior Vice President and Chief Operating Officer of Frontier Airlines.  Mr. Menke’s aviation career prior to 1999 included leadership positions at United Airlines, Western Pacific Airlines and America West Airlines.  Mr. Menke will resign from the Company effective June 1, 2012.

Class II Directors

Donald J. Breeding, age 77, has been a member of our Board of Directors since January 2003 and has been Chairman of our Board since November 2007. Effective March 24, 2011, Mr. Breeding was appointed Interim President and Chief Executive Officer of the Company and remained in such role until Sean Menke was appointed as the Company’s Chief Executive Officer on June 29, 2011.  Mr. Breeding was President and Chief Executive Officer of Airline Management, LLC from 1997 to 2007. From 1992 to 1997, he served as President, Chief Executive Officer and Director of Continental Micronesia, a majority owned subsidiary of Continental Airlines, and from 1988 to 1992 he served as Senior Vice President, Operations of Continental Airlines. Prior to joining Continental Airlines, he served in a number of executive positions for Eastern Airlines and Texas International Airlines. Mr. Breeding was also a Director of Reliant Energy until December 31, 2009.

Susan M. Coughlin, age 66, was appointed to our Board of Directors in December 2008.  Ms. Coughlin has been the founder and President of Air Safety Management Associates, a consulting firm serving transportation clients, since 1997.  From February 1990 through April 1994, she was a Member and Vice Chairman of the National Transportation Safety Board (NTSB). Prior to her appointment to the NTSB, Ms. Coughlin was Deputy Federal Railroad Administrator from 1987 until January 1990.  She has held executive positions in the transportation industry since 1981, including President and Chief Executive Officer of the Aviation Safety Alliance.  Ms. Coughlin is a former director of Flyi, Inc. and was Lead Independent Director of Sensis Corporation.

R. Philip Shannon, age 64, has been a member of our Board of Directors since July 2003. He was an Assurance Partner with KPMG LLP from 1984 to 2001. Previously, he held other positions with the firm from 1972 to 1984. While with the firm, he served as a member of the National Industrial Products Committee and the Southeast Area Manufacturing Committee, and was Partner in Charge of the Southeast Area Industrial Products Group. Mr. Shannon is also a Director of Bulab Holdings, Inc.

Class III Directors

Thomas S. Schreier, Jr., age 49, has been a member of our Board of Directors since January 2003. Mr. Schreier has been Vice Chairman of Nuveen Investments since January 2011.  Prior to that, he was Chief Executive Officer of FAF Advisors from November 2000 until December 2010 and President of First American Funds from February 2001 to December 2010. From 1998 to November 2000, Mr. Schreier served as Senior Managing Director and Head of Equity Research for U.S. Bancorp Piper Jaffray, Inc. Prior to joining U.S. Bancorp Piper Jaffray, Inc., Mr. Schreier was a Senior Airline Equity Analyst and Director in the Equity Research department at Credit Suisse First Boston. He also served as Vice President of Finance for Northwest from May 1995 to August 1996.

Alfred T. Spain, age 67, has been a member of our Board of Directors since January 2008. Mr. Spain has held many positions in the airline industry, most recently serving as Senior Vice President of Operations for JetBlue Airways from 1999 to 2006.  Prior to joining JetBlue, Mr. Spain served in a number of positions at Continental Airlines and its majority owned subsidiary, Continental Micronesia, from 1984 to 1997.

Nicholas R. Tomassetti, age 76, has been a member of our Board of Directors since January 2003. Mr. Tomassetti has been President and Chief Executive Officer of NRT Associates since January 2002. From March 2000 through January 2002, he served as President and Chief Executive Officer of Airbus North America Holdings, Inc. and from 1994 to March 2000, he served as President and Chief Operating Officer of that company. Prior to joining Airbus, Mr. Tomassetti served in a number of executive positions for Douglas Aircraft Corporation and Pratt & Whitney.

Board of Directors Leadership Structure and Risk Oversight

The Company has separate Chief Executive Officer and Board Chairman positions. The Board believes this leadership structure is the most appropriate structure for the Company’s stockholders because it provides for an independent Board Chairman, as lead director of an independent Board of Directors, overseeing the duties of and providing guidance to a Chief Executive Officer with extensive experience in managing an airline.

Moreover, the Board believes it can best carry out its risk management oversight functions if the Board Chairman is not involved in the daily operations of the Company.  The Board, through its Audit Committee, receives reports from management on financial risk assessments, business risk assessments, regulatory compliance and enterprise risk management, and discusses with management the risks that are identified in those assessments. The Finance Committee of the Board addresses risks related to strategy and financial stability. Moreover, management of risk related to aviation safety and operational performance is overseen by the Board’s Safety and Operational Oversight Committee.  The Company’s Compensation Committee addresses risk related to the Company’s compensation structure. All of the aforementioned committees report back to the full Board on the major risks under their purview. The entire Board has resolved to set the “Tone at the Top” with respect to overall risk management and compliance and to oversee, and not directly manage, the Company’s material risks.  Given the importance of safety and operational performance at airlines, the Company believes it most prudent to have its Chief Executive Officer focus primarily on those items and have its  Board Chairman assist the Chief Executive Officer in overseeing overall risk management (including with respect to the Company’s strategy, capital structure, liquidity management, and relationships with its mainline partners) and corporate governance.

Committees Established by the Board

The Board of Directors has established standing committees to assist it in the discharge of its responsibilities.  The principal committees, their current members and the principal responsibilities of each are described below.

Meetings Attended by Directors

During 2011, the Board of Directors met 19 times and its standing committees met a total of 40 times.  The independent directors of the Company typically meet prior to the Committee and Board meetings in executive sessions with no members of management present. These executive sessions’ discussions may include such topics as the independent directors determine.  Each director attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings of each committee of which he/she was a member, which were held during the period in which that person was a director or committee member.

The Audit Committee

The Board of Directors has adopted a written charter for the Audit Committee, a current copy which is available under the Corporate Governance section of our website, www.pncl.com. The information on our website, however, is not a part of this Proxy Statement.  The members of the Audit Committee are Messrs. Shannon, Chairman of the Committee, Massey and Schreier. Each of the committee members is independent as defined under and required by the federal securities laws and NASDAQ listing standards. Additionally, the Board of Directors has determined that Mr. Shannon qualifies as an audit committee financial expert under the federal securities laws. The Audit Committee met ten times during 2011. The Audit Committee's principal duties are:

•
to retain, compensate, oversee and terminate any registered public accounting firm in connection with the preparation or issuance of an audit report (and to seek stockholder ratification of the firm so retained);

•	to approve all audit services and any permissible non-audit services provided by the independent auditors;
•	to receive direct reports from any registered public accounting firm engaged to prepare or issue an audit report;
•	to review and discuss annual audited and quarterly unaudited financial statements with management and the independent auditors;
•	to review with management and the independent auditors the report of management on the effectiveness of the Company’s internal control over financial reporting as required by Sarbanes-Oxley;
•	to review with the independent auditor any audit problems and management's response;
•	to discuss earnings releases, financial information and earnings guidance provided to analysts and rating agencies;
•	to meet periodically and separately with management, internal auditors and the independent auditors;
•	to establish procedures to receive, retain and treat complaints regarding accounting, internal accounting controls or auditing matters;
•
to obtain and review, at least annually, an independent auditors' report describing the independent auditors' internal quality-control procedures and any material issues raised by the most recent internal quality-control review of the independent auditors or any inquiry by governmental authorities;

•	to review the Company’s overall business risk assessments and related risk management policies, procedures and plans;
•	to obtain and review, at least quarterly, a report of the Company’s Compliance Oversight Committee and discuss the Company’s regulatory risks;
•	to ascertain the adequacy of the Company’s comptrolling, finance, financial reporting and internal audit functions and personnel; and
•	to report regularly to our full Board of Directors with respect to any issues raised by the foregoing.

Audit Committee Report

The Audit Committee has reviewed and discussed our audited financial statements with management, which has primary responsibility for the preparation of those financial statements.  The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Codification of Statements of Auditing Standards, AU Section 380, “The Auditors Communication with Those Charged with Governance”, as adopted by the Public Company Accounting Oversight Board, Sarbanes-Oxley and other matters required by the Audit Committee's charter.  The Audit Committee has received the written disclosures and the letter from the independent public accountants required by Public Company Accounting Oversight Board Rule 3526, “Communication with Audit Committees Concerning Independence.”  The Audit Committee discussed the independence of the independent accountants.  Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2011, for filing with the SEC.
Audit Committee
R. Philip Shannon, Chairman
Ian Massey
Thomas S. Schreier, Jr.
The Compensation Committee

The Compensation Committee, which met twelve times during the Company's latest fiscal year, operates under a written charter, a current copy of which is available under the Corporate Governance section of our website, www.pncl.com.  The information on our website, however, is not a part of this Proxy Statement. The Compensation Committee is composed of Messrs. Massey, Chairman of the Compensation Committee, Breeding, McGehee and Shannon, all of whom are independent as defined under NASDAQ listing standards.

The principal duties of the Compensation Committee are as follows:

•	to review key employee compensation policies, plans and programs;
•
to review, approve and recommend to the Board the compensation of the Company's Chief Executive Officer (“CEO”) and the other executive officers of the Company and its subsidiaries, which is then approved by the Board;

•	to review, approve and recommend to the Board any employment contracts or similar arrangement between the Company and any executive officer of the Company;
•	to address risks related to the Company’s compensation structure;
•	to review and consult with the Company's CEO concerning selection of officers, management succession planning, performance of individual executives and related matters;
•
to administer our stock plans, incentive compensation plan programs and any such plans that the Board may from time to time adopt and to exercise all the powers, duties and responsibilities of the Board of Directors with respect to such plans; and

•	to report regularly to our full Board of Directors with respect to any issues raised by the foregoing.

All particular compensation levels, goals, objectives, plans, policies and programs recommended by the Compensation Committee are subject to approval by the Board before implementation by the Company.

In 2011, the Compensation Committee engaged Mercer Human Resources (“Mercer”) as a compensation consultant to provide advice and recommendations on the amount and form of executive and director compensation.  In particular, Mercer provided independent analysis and advice to the Compensation Committee regarding the Company’s long-term incentive program. The fee paid by the Company to Mercer for this engagement was $22,540.

In addition, Mercer and its affiliates provided additional services to the Company.  These services included insurance broker services and strategic/financial analysis consulting services (e.g. related to the Company’s acquisition of Mesaba on July 1, 2010.) The total amount paid for such services was $121,000.  Management decided to retain a Mercer affiliate to provide the insurance broker services.  The decision to engage a Mercer affiliate for the strategic/financial analysis consulting services was recommended by management of the Company and approved by the Board of Directors.  However, the decision to select Mercer as a compensation consultant was made solely by the Board of Directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management, among other things, the section of this Proxy Statement captioned “Compensation Discussion and Analysis.”  Based on that review and discussion, the Compensation Committee has recommended to our Board that the “Compensation Discussion and Analysis” section be included in this Proxy Statement.

Compensation Committee
Ian Massey, Chairman
Donald J. Breeding
James E. McGehee, Jr.
R. Philip Shannon

Compensation Committee Interlocks and Insider Participation

During 2011, no member of the Compensation Committee was or had been an officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K.

During 2011, none of the executive officers of the Company was a member of the Board of Directors, or any committee thereof, of any other entity that employed any member of the Company’s Compensation Committee or Board of Directors.

The Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors (the "Nominating Committee"), which met six times during the Company’s latest fiscal year, operates in accordance with its charter, a current copy of which is available under the Corporate Governance section of our website, www.pncl.com. The information on our website, however, is not a part of this Proxy Statement. The Nominating Committee is composed of Ms. Coughlin, Chairperson of the Committee, and Messrs. Massey, McGehee, Breeding and Tomassetti. All members of the Nominating Committee are independent as defined under NASDAQ listing standards.

The principal duties of the Nominating Committee are as follows:

•	to recommend nominees to the Board for election by the stockholders at the Annual Meeting;
•
to make recommendations to the Board of Directors regarding corporate governance matters and practices, and to oversee periodic self-assessments of the Board, its individual members and each of its committees;

•	to review and recommend to the Board with respect to succession planning for officers and senior employees;
•	to make recommendations to the Board on the establishment and responsibilities of various committees, including as necessary, special committees of the Board;
•	to make recommendations concerning membership on Board Committees and the rotation of members and chairs;
•
to develop and recommend to the Board Corporate Governance Guidelines (available under the Corporate Governance section of our website, www.pncl.com)  applicable to the Company, review and reassess the adequacy of the Corporate Governance Guidelines and recommend changes to the Board for approval; and

•	to develop and recommend to the Board a program for Board education and training.

The Nominating Committee identifies candidates for nominees based upon both its criteria for evaluation and the candidate's previous service on the Board. Additionally, the Nominating Committee may use the services of a search company in identifying nominees. Although the Nominating Committee has not determined specific minimum qualifications for its nominees, it and the Board evaluate candidates based upon:

•	character, personal and professional ethics, integrity and values;
•	executive level business experience and acumen;
•	relevant business experience or knowledge (although preference may be shown for experience in or knowledge of the aviation and travel/leisure industries, it is not a prerequisite);
•	skills and expertise necessary to make significant contributions to the Company, its Board and its stockholders;
•	business judgment;
•	availability and willingness to serve on the Board;
•	independence requirements under NASDAQ listing standards;
•	potential conflicts of interest with the Company or its stockholders taken as a whole; and
•	accomplishments within the candidate's own field.

In addition, the Company’s Corporate Governance Guidelines direct the Board to consider the diversity of experience of the Board as a whole in evaluating the suitability of individual Board members.  The Board’s consideration of diversity takes into account many factors, including a general understanding of aviation and finance, sound judgment and professional background.  This diversity policy is implemented through consideration of the above-listed evaluation criteria by the Nominating Committee.  The effectiveness of this policy is assessed by the Nominating Committee and Board on an annual basis when they determine whether to nominate for re-election directors whose terms are expiring and through the use of annual director peer evaluations.

The Nominating Committee regularly reviews the composition of the Board in light of the Company’s changing requirements, its assessment of the Board’s performance and the input of the shareholders and other constituencies. The Nominating Committee continues to believe that each nominee and current director brings a strong and unique set of characteristics, skills and experience to the Board.  The diverse background of our directors gives the Board competence and experience in a wide variety of areas, including board service, corporate governance, executive management, finance, aviation safety and operations, government and international business.  Set forth below are the specific experience, qualifications, attributes and skills of the nominees and current directors which support our strategic direction.

Donald Breeding

Mr. Breeding was an executive and senior officer at major airlines for several years before joining the Company’s Board.  In addition, much of his former experience was with a major customer of the Company, making him a valuable resource in maintaining a positive relationship with that customer and with other airline executives with whom he has had lengthy relationships.

Susan Coughlin

Ms. Coughlin gives the Board experience in the areas of aviation safety, regulatory compliance and government affairs (as a result of her executive-level government service including the National Transportation Safety Board). Her extensive contacts with and understanding of aviation authorities have been valuable to the Company.

Ian Massey

Mr. Massey has served as chief financial officer for an international commercial aircraft manufacturer, and more recently was an executive in an investment company specializing in aviation-related investments.  He has extensive experience in aircraft finance and strategic planning which has been valuable to the Company.

James McGehee

Mr. McGehee’s tenure as Chairman of the Memphis Airport Authority Board of Commissioners for over 15 years brings aviation experience, business leadership skills and a local Memphis presence to the Board.  In addition, Mr. McGehee has lengthy relationships with executives at the Company’s largest customer. Finally, Mr. McGehee provides immediate insight of our shareholders’ perspective during the Board’s deliberations, as he is a major shareholder of the Company.

Thomas Schreier

Mr. Schreier brings a unique background in aviation finance to the Board.  His finance experience has been instrumental in the Company’s financial planning, financing and liquidity management, as well as the Board’s oversight of its risk management related to corporate finance matters.  Mr. Schreier also has lengthy relationships with many significant executives at regional and major airlines.

R. Philip Shannon

Mr. Shannon has an extensive background in public accounting.  He was an audit partner at a national public accounting firm for 17 years, having led the audits of numerous public companies.  He brings a strong understanding of internal control and procedures over financial accounting.  He was recruited to the Board to chair the Company’s Audit Committee and currently serves in that capacity.

Alfred Spain

Mr. Spain’s very recent experience as a senior operations officer at a major U.S. airline provides the Board with expertise in the areas of aviation management, operations and safety.  His deep knowledge of and insight into compliance with aviation regulatory requirements is critical to the Board’s overall risk management oversight duties.

Nicholas Tomassetti

A distinguished career with several international aircraft and engine manufacturers has provided Mr. Tomassetti with extensive experience in aircraft and engine performance and equipment leases.  He has maintained contacts with certain Company suppliers which have proven valuable to the Company.

The Nominating Committee has adopted a policy with regard to considering a stockholder's nominee. To submit a nominee for consideration, a stockholder must provide to the Nominating Committee:

•	proof of the stockholder's eligibility to submit proposals in accordance with Rule 14a-8(b) of the Exchange Act of 1934, as amended;
•	a complete description of the candidate's qualifications, experience and background; and
•	the candidate's signed consent to serve on the Board.

In general, the Nominating Committee will evaluate a candidate identified by a stockholder using the same standards as it uses for candidates it identifies. Before recommending a stockholder's candidate, the Nominating Committee may also:

•	consider whether the stockholder candidate will significantly add to the range of talents, skills and expertise of the Board;
•	conduct appropriate verifications of the background of the candidate; and
•	interview the candidate or ask the candidate for additional information.

The Nominating Committee has full discretion not to include a stockholder's candidate in its recommendation of nominees to the Board. If the Nominating Committee does not recommend a stockholder's candidate to the Board, it will not make public the reason or reasons for its decision.

The Finance Committee

The Finance Committee of the Board of Directors, which met eight times during the Company's latest fiscal year, is composed of Messrs. Schreier, Chairman of the Committee, McGehee, Spain and Tomassetti.  The principal duties of the Finance Committee are as follows:

•
to review all capital or non-recurring operating expenditures on behalf of the Company in excess of $250,000. The Finance Committee has the authority to approve all transactions involving expenditures on behalf of the Company that are in excess of $250,000 but less than $1,000,000. The Finance Committee makes recommendations to the Board of Directors regarding any transaction involving expenditures of $1,000,000 or greater;

•	to review and make recommendations to the Board of Directors regarding the following:
(1)	the Company’s annual operating and capital budget;
(2)	all forms of major financing, including the issuance of securities, corporate borrowings and investments and lease financing; and
(3)	the Company’s dividend policy and any stock repurchase program;
•	to review and consult with management regarding the following:
(1)	the Company’s financial planning activities, capital structure, financial condition and liquidity requirements;
(2)	the Company’s financial risk management policies; and
(3)	the Company’s investment policies other than investment policies and funding requirements with respect to our employee benefit plans;
•	to address risks related to the Company’s strategy and financial stability; and
•	to report regularly to our full Board of Directors with respect to any issues raised by the foregoing.

The Safety and Operational Oversight Committee

The Safety and Operational Oversight Committee of the Board of Directors met four times during the year. This Committee is currently comprised of Messrs. Spain, Chairman of the Committee, Breeding, Tomassetti, and Ms. Coughlin. The Board of Directors has authorized the Safety and Operational Oversight Committee to review all information that the Company has available regarding, and to speak with all Company personnel, agents and vendors involved in, its safety and security efforts and risks related thereto, its regulatory compliance and its operational performance.  Based upon that input, the Committee is authorized to make recommendations to management in those areas and to report its findings and recommendations to the Board of Directors.

EXECUTIVE OFFICERS

The following is a brief discussion of the business experience of the Company's executive officers who do not also serve on the Board of Directors:

Brian T. Hunt, age 52, has been Senior Vice President and General Counsel of the Company since December 2011.  He was appointed Vice President and General Counsel in January 2009. In July 2009, he was named Corporate Secretary, as well as the Company’s Chief Compliance Officer. Prior to joining the Company, Mr. Hunt was Senior Vice President, General Counsel and Corporate Secretary at ATA Airlines, Inc. from 1990 to December 2008.   Prior to joining ATA Airlines, Mr. Hunt was in private law practice in Indianapolis, IN.

John Spanjers, age 57, was appointed Senior Vice President and Chief Operating Officer in October 2011.  Prior to that, he was the President of Mesaba Aviation, Inc. (d/b/a Mesaba Airlines) since September 2002.  Prior to that appointment, Mr. Spanjers served as the airline’s Chief Operating Officer and Vice President of Flight Operations since joining Mesaba in November 1999. From June 1988 to November 1999, Mr. Spanjers held management positions within the Systems Operational Control organization at Northwest Airlines, and has served in various operational functions within the regional and charter airline industry dating back to 1979.  Mr. Spanjers will become President and Chief Executive Officer upon Mr. Menke’s resignation on June 1, 2012.

Edward M. Christie, III, age 41, was Senior Vice President and Chief Financial Officer of the Company from July 2011 until March 2012.  Prior to joining the Company, Mr. Christie was a Partner with Vista Strategic Group LLC, a management consulting firm, from May 2010 to June 2011.  Prior to that, he was the Vice President – Finance, and later Senior Vice President and Chief Financial Officer, of Frontier Airlines, Inc. from December 2002 to January 2010.  Prior to joining Frontier Airlines, Mr. Christie was Vice President – Finance at Alexander Capital Corporation (April 1999-December 2002) and an Economist at the Arizona Department of Revenue (July 1997- April 1999).  Mr. Christie left the Company effective March 30, 2012.

Code of Business Conduct

The Company has adopted a Code of Business Conduct that applies to all the Company’s and its subsidiaries’ directors, officers and employees.  The Code of Business Conduct satisfies the SEC’s description of a “code of ethics” and NASDAQ’s requirement for a “code of conduct.”  A current copy of the Code of Business Conduct is available under the Corporate Governance section of our website, www.pncl.com.  The information on our website, however, is not a part of this Proxy Statement.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The Compensation Committee of the Board administers all plans and programs connected with compensation of the named executive officers (“NEOs”).  Information concerning the Compensation Committee, its current members, and its charter is provided under the caption “The Compensation Committee,” included in Item 10., Directors, Executive Officers and Corporate Governance, of this Form 10-K.

General Philosophy

To fulfill its principal duty to review and approve the compensation policies, plans and programs applicable to the NEOs, the Compensation Committee analyzes several objectives. The objectives of the Company's executive compensation programs are:

•	to attract and retain the best and most qualified executives,
•	to motivate executives to achieve the Company's goals,
•	to link executive and stockholder interests through the use of equity-based compensation, and
•	to compensate executives competitively and in a manner that recognizes both corporate achievement and individual contributions.

To assist the Company in establishing “target overall compensation” – i.e., the aggregate level of compensation that it will pay if performance goals are fully met – the Compensation Committee periodically completes a comprehensive evaluation of the Company's compensation structure for its executive officers, with the assistance of its independent consultants.  In 2010, the Compensation Committee retained Mercer Human Resources (“Mercer”) to assist in selecting an appropriate peer group and to provide an analysis with respect to compensation paid by the Company, as compared to its peer group. The peer group consisted of other companies of similar size and composition within the airline and transportation industries. These peer group companies included seven passenger airline companies (Alaska Air, SkyWest, JetBlue, AirTran, ExpressJet, Republic Airways and Allegiant Travel), five trucking companies and two air cargo companies which were believed by the Compensation Committee to be the natural competitors for individuals with the skills and experience of the Company’s executives.

As to compensation paid with respect to 2011, the Compensation Committee retained Mercer to provide advice to the Compensation Committee with respect to the new long-term incentive program.  Mercer was not retained to provide the Company with a peer group compensation analysis in 2011 because of the multiple personnel changes that occurred at the executive officer level of the Company (three (3) new executives were hired by the Company in 2011) and because the executive officers who were also employed by the Company in 2010 did not receive an increase in compensation in 2011.

With respect to the new executive officer appointments in 2011, the Company set overall compensation for such executives in the median of the range based on the compensation survey done by Mercer in 2010.  Total Direct Compensation for the Company’s NEOs currently is, on average, below market median.

Each year, the Compensation Committee reviews the Company's executive compensation policies and programs and the overall compensation paid to the Company's executive officers.  The Compensation Committee approves all base salary changes and determines the performance goals for annual incentive compensation, as well as the nature, number and amount of long-term incentive awards for the CEO and other NEOs.  The Compensation Committee regularly reviews competitive market compensation data to establish total target compensation levels for the Company's executives.  In evaluating executive compensation, including the determination of competitive market data, the Compensation Committee periodically obtains the advice of independent consultants. In addition, the Compensation Committee and its consultants review and consider as necessary the executive compensation policies of other publicly-traded companies with characteristics deemed to be comparable to those of the Company. Finally, the Compensation Committee solicits the input of the Company’s executive officers for insight as to which compensation features best support the business and strategy of the Company and their involvement ensures buy-in on the various compensation programs. In order not to place too much emphasis on short-term financial results, the Company established a balanced mix of annual incentive compensation and long-term incentive compensation.  The annual incentive compensation comprises less than 50% of the NEOs’ total compensation opportunity.  This approach mitigates the potential that NEOs will take actions to achieve short-term goals while not focusing on long-term growth measures, profitability and sustained performance.  As a result of a risk analysis of the Company’s compensation policies and practices applicable to all Company employees, including both the annual incentive compensation plan and long-term incentive compensation plan provided to the Company’s NEOs, the Compensation Committee concluded that any risks arising from the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

All executive compensation amounts, goals, objectives, plans, policies and programs recommended by the Compensation Committee are subject to approval by the Company’s Board of Directors before implementation by the Company, and any such approval must have been by a majority of the independent directors of the Company.

Compliance with the $1 Million Limit on Deductible Compensation.  In 1993, Section 162(m) of the Internal Revenue Code was enacted which denies a publicly held corporation, such as the Company, a federal income tax deduction for compensation in excess of $1 million in a taxable year paid to each of its chief executive officer and the four other most highly compensated executive officers. Certain "performance based" compensation, such as stock options awarded at fair market value, is not subject to the limitation on deductibility provided that certain stockholder approval and independent director requirements are met.

To the extent consistent with the Company's compensation policies and the Compensation Committee's assessment of the interests of stockholders, the Company intends to design its executive compensation programs to preserve its ability to deduct compensation paid to executives under these programs.  However, the Compensation Committee will balance the costs and burdens involved in compliance with the limitations for deductibility contained in Section 162(m) against the value of the tax benefits to be obtained by the Company thereby, and may in certain instances pay compensation that is not fully deductible if it determines such costs and burdens outweigh such tax benefits.

Allocation among Components

There are three basic components to the Company's executive compensation programs: base salary, annual incentive compensation and long-term incentive compensation (including equity participation).

Base Salaries

In general, salaries are targeted at the median market levels for regional airline executives.  Certain salaries are adjusted up or down from target for individual performance, experience, skills, tenure and the need for retention.  The Compensation Committee believes it is crucial for the Company to provide executive salaries within a competitive market range in order to attract and retain highly talented executives. The specific competitive markets considered depend on the nature and level of the positions in question, the labor markets from which qualified individuals are recruited, and the companies and industries competing for the services of the Company's executives.

Base salary levels are also dependent on the performance of each individual executive over time. Thus, executives who sustain higher levels of performance over time will have correspondingly higher salaries. Salary adjustments are based on competitive market salaries and general levels of market increases in salaries, individual performance, overall financial results and changes in job duties and responsibilities. All base salary increases are based on a philosophy of relative salary equity, market demand and pay-for-performance.

During 2010, the salaries of the Company’s non-union employees, including its executives, were frozen due to, among other things, the fact that the Company would not be receiving increases in its rates under its capacity purchase agreements. During 2011, Messrs. Philip Trenary, Doug Shockey, Peter Hunt and Brian Hunt did not receive base salary increases.  Salaries of the Company’s non-union employees, including its executives, are frozen for 2012 due to the Company’s financial condition.

CEO base salary.   The base salary of the Company’s former CEO, Philip Trenary, had been determined annually by the Compensation Committee.  For 2011, Mr. Trenary’s base salary was $425,000.  Mr. Trenary’s base salary was below the midpoint of the range for the market.  In establishing Mr. Trenary's compensation, the Compensation Committee also considered his expected future contributions to the Company’s performance.   Mr. Trenary resigned from the Company on March 24, 2011.

Mr. Trenary’s successor, Sean Menke, became the Company’s CEO on June 29, 2011.  The Compensation Committee established Mr. Menke’s annual base salary at $425,000.  In March 2012, Mr. Menke’s base salary was increased to $675,000 to reflect the additional responsibilities he would have assumed during the restructuring process and subsequent to the resignation of the CFO.

NEOs’ base salaries.  Base salaries for other NEOs are determined by the Compensation Committee each year taking the CEO’s recommendations into account. Recommendations are generally based on corporate performance (as measured by financial, quality and strategic objectives), individual overall performance during the prior year, and competitiveness in the market.  As previously mentioned, the Company strives to pay its executives at levels consistent with the midpoint of the range for our industry. Salaries for the Company’s other executives are generally at a level below the midpoint of the range for the market.

Annual Incentive Compensation

The Company's Annual Management Bonus Plan provides for the payment of cash incentive awards to participants based on the achievement of a combination of certain financial, operational unit and/or personal performance goals for the year. The participants in the Plan are all officer and director level employees of the Company and its subsidiaries.  The annual incentive plan has two components that determine the amount of incentive compensation to be paid – a “target” and a “maximum” (or “stretch”).

The target and maximum annual incentive amounts for the NEOs who received an annual bonus for 2011 were as follows:

Name	Target Annual Incentive Compensation as a Percentage of Base Salary	Maximum Annual Incentive Compensation as a Percentage of Base Salary
Philip H. Trenary	60%	120%
Douglas W. Shockey	50%	100%
Brian T. Hunt	50%	50%

Each year, the Compensation Committee compares each executive’s performance for the year to the performance goals established at the beginning of the year.  The Compensation Committee carefully considers each executive’s performance for the year and after due deliberation, thoughtfully chooses the appropriate amount of incentive compensation to recommend to the Board, within the limitations in the foregoing table.  Although this form of incentive compensation is generally awarded after the successful completion of pre-determined performance targets, the amount of compensation to recommend for grant, if any, is solely in the discretion of the Compensation Committee based upon the circumstances and conditions at the time of award.

The performance goals established by the Compensation Committee and approved by the Board for the CEO and other NEOs are financial, operational unit, and/or personal performance objectives and priorities.  These objectives are established in order to elicit management behaviors that will, in the then current judgment of the Board of Directors, yield the greatest benefit to the Company’s stockholders, while maintaining safety for passengers and meeting customers’ performance expectations

 The financial component of the annual incentive plan requires management to achieve corporate-wide objectives, such as achieving a pre-determined level of income. The CEO and other NEOs have the same financial goals.  The operational unit component of the annual incentive plan is based on certain operational objectives for the respective unit, such as achieving certain levels of on-time performance or achieving a target for the percentage of completed flights. These operational unit objectives are established at the beginning of each year and are generally the same for the CEO and other NEOs.  If the Plan includes the personal performance components, the participant's performance is evaluated relative to his individual performance objectives for the year.

The Compensation Committee reviews the features of the annual incentive plan, focusing on whether such features could potentially encourage excessive risk taking. The Compensation Committee believes that the Company’s annual incentive program is appropriately structured so as to discourage the NEOs from taking excessive risk.  As mentioned above, there are financial, operational unit and/or personal performance goals which vary widely and change from year to year.  The goals contain both quantitative and qualitative features. While the Compensation Committee does not believe the goals can be easily met, it also does not believe the goals and their relative weighting are such that the NEOs would engage in excessively risky behavior to achieve them, and the Committee believes that its discretion to reduce incentive pay for excessively risky behavior also acts as an effective deterrent to any such behavior.

Except for target annual bonus awards paid to Messrs. Trenary and Shockey upon their resignations pursuant to the terms of their employment agreements, a partial annual bonus paid to Mr. Brian Hunt, and a partial annual bonus paid to Mr. Menke pursuant to the terms of his employment agreement, no annual bonus payments were made for 2011 due to the Company’s financial condition.

Long-Term Incentive Compensation

Prior to 2011, the Company’s long-term incentive compensation policy was premised on the Compensation Committee’s discretion to grant stock options and other stock-based awards to officers and key employees of the Company. Neither the award of equity nor the vesting of the shares were tied to any performance measures.  These long-term incentives historically were granted in increments of 50% restricted stock and 50% stock options that vest over a multi-year period.  This equity participation was designed to align the interests of the employees receiving stock awards with the Company's stockholders over the long term and was used as a retention tool. Like base salary and the annual incentive payments, award levels were set with regard to competitive considerations, and each individual's actual award was based upon the individual's performance, potential for increased responsibility and contributions, leadership ability and commitment to the Company's strategic efforts.

The Compensation Committee analyzed the relationship between long-term incentive compensation and risk.  Because the long-term equity awards were time-vested and not performance-vested, and due to the multi-year vesting feature of the awards, the Compensation Committee did not believe the equity awards encouraged risk-taking on the part of the NEOs.  The value of the awards to the NEOs appreciates as the value of the Company’s stock appreciates.  This serves the best interests of the Company’s stockholders because it ties NEO equity award value to share price.  Finally, the use of the Compensation Committee’s discretion as a means to adjust awards downward to reflect performance or other factors mitigated risks involved in the plan.

However, the Board concluded that the long-term incentive program was no longer meeting all of the objectives desired for such a program. The Board determined that the program was no longer an effective retention tool because compensation in the form of stock options is subject to too many variations which may not relate to the financial and operational performance of the Company.  Moreover, it was not sufficiently focused on the achievement of future performance goals that the Board wished to establish for executives to build long-term value for shareholders. Therefore, in February 2011, with the assistance of its compensation consultant, the Compensation Committee recommended and the Board of Directors approved a new long-term incentive program for the Company’s NEOs, officers and key employees (the “New LTI Plan”).  The New LTI Plan has two components: (1) a cash-based component available to all officers that is paid after a three-year period based on the achievement of corporate financial and operational goals set by the Board of Directors (“Cash LTI”); and (2) an equity-based component available to all officers and director-level employees that vests over a three-year period (“Stock LTI”).  The Stock LTI will initially be comprised of a restricted stock grant, although the Board of Directors may grant stock options or restricted stock units in addition to or in place of restricted stock at its discretion, as provided for in the Company’s 2003 Stock Incentive Plan, as amended.  The Cash LTI and Stock LTI are each targeted at 50% of the total award under the New LTI Plan.

The Cash LTI will be paid at the end of the three-year period to which it applies based on the achievement of goals established by the Compensation Committee.  It was anticipated that the initial Cash LTI goals would be based on: (1) the total controllable completion factor over a three-year period for all Company operations (50% of Cash LTI); and (2) return on invested capital over a three-year period (50% of Cash LTI).  It is presently anticipated that the goals will be based on pre-tax margin, completion factor and on-time performance.  For each goal, the Compensation Committee shall establish a threshold level (50% payout); a target level (100% payout); and a maximum level (150% payout).  At the end of the three-year measurement period, the Cash LTI payment will be determined by comparing the actual result achieved for each goal to the threshold, target and maximum levels.

The total payouts for which the NEOs were eligible under the New LTI Plan in 2011 were based on the following base salary multiples:

Name	Target Percentage of Base Salary	Maximum Percentage of Base Salary
Sean E. Menke	200%	250%
Philip H. Trenary	200%	250%
Douglas W. Shockey	150%	187.5%
Edward M. Christie, III.	150%	187.5%
Peter D. Hunt	150%	187.5%
Brian T. Hunt	150%	187.5%
Robert K. Muhs, Jr.	100%	125%
John G. Spanjers	100%	125%

These are the same multiples that were applicable to grants of stock options and restricted shares to the NEOs in 2010 under the prior long-term incentive plan.

To recognize the transition from the pre-2011 long-term incentive plan (which provided for annual vesting over a three-year period for full target amount) to the New LTI Plan (which provides for the Cash LTI to be paid in one lump sum at the end of the applicable three-year period), the New LTI Plan included eligibility for a phase-in award of the Cash LTI to NEOs and other officers for 2011 and 2012.  The 2011 Cash LTI goals were to be reviewed over a one-year period and if such goals were met, a one-time Cash LTI payment would be made in the first quarter of 2012.  Similarly, the 2011 Cash LTI goals would be reviewed over a two-year period and if such goals were met, a one-time Cash LTI payment would be made to the NEOs in the first quarter of 2013.

Except for Cash LTI payments made to Messrs. Menke and Christie, no cash LTI payments were made to the Company’s NEOs for 2011 due to the financial condition of the Company.  The Cash LTI payments to Messrs. Menke and Christie were made pursuant to their respective employment agreements and are included in the Summary Compensation Table of this Proxy Statement.

The Company did not make an equity grant to the NEOs under the Stock LTI for 2012 due to the financial condition of the Company.

The Compensation Committee believes the New LTI Plan better aligns actual payout with actual Company performance over a three-year period.  The cash, goal-based approach is now more closely linked to the Company’s strategic goals and is designed to create long-term value for shareholders.  The New LTI Plan is also consistent with the Compensation Committee’s philosophy concerning the relationship between incentive compensation and risk.  The time-vested restricted stock grants do not encourage risk-taking.  Similarly, the Cash LTI contains goals which can vary from year to year.  The goals are designed to be achievable, but not easily.  Finally, the Board of Directors has reserved the right to adjust awards downward to reflect performance or other factors, and to recoup incentive compensation paid if performance measures are later determined to have been based on erroneous or fraudulent information, or a participant has materially violated the Company’s Code of Conduct.

Severance Benefits

The Company entered into employment agreements with Messrs.  Menke, Christie, Spanjers and Hunt (the “Compensation Agreements”).  Under each agreement, in the event of a termination of the executive’s employment by the Company other than for ‘‘cause’’ (as defined in the Compensation Agreements) or by the executive for ‘‘good reason’’ (as defined in the Compensation Agreements), subject to the executive’s execution of a general release, the executive would receive:
•
a severance payment equal to one-and-one-half (1.5) times (2.0 times for Mr. Menke) the sum of the executive’s annual base salary and the target incentive bonus for executive with respect to the year preceding the year in which separation occurs (except in the event of certain terminations upon a “change in control” of the Company as defined in the Compensation Agreements, in which event it is 2.0 times for all four executives),

•	a pro rata share of the target incentive bonus the executive would have received with respect to the year of termination,
•
coverage under the Company’s medical and dental plans until the earlier of the second anniversary of the executive’s termination of employment or the date the executive is employed by a new employer and

•	immediate vesting of stock options and the removal of any restrictions on stock awards.

Each of these executives also is subject to a one-year covenant not to compete with the Company, subject to certain conditions, or to solicit its employees upon termination of his employment with the Company, as well as a covenant not to reveal the Company’s confidential information or disparage the Company during the term of employment or thereafter. Notwithstanding the provisions of the agreements, each executive agrees that any payments or benefits not permitted by the Air Transportation Safety and System Stabilization Act will be deferred until allowed under the Act and, to the extent the Act does not permit deferral of any payments or benefits, the payments and benefits will not exceed the maximum amount allowed under the Act.

If any of Messrs. Menke, Christie, Spanjers and Hunt had become eligible to receive post-termination compensation under his respective Compensation Agreement on December 31, 2011, the executive officer would have received the following amounts in equal biweekly installments over two years:

Name	Severance payment if terminated by the Company other than for “cause” or by the NEO for “good reason”	Severance payment if terminated upon a “change in control” of the Company
Sean Menke	$1,391,045	$1,391,045
Edward Christie	$684,610	$902,110
John Spanjers	$650,860	$857,110
Brian T. Hunt	$490,550	$644,300

The above table includes two years of benefits under the Company’s medical and dental plans, calculated using the COBRA rates in effect for 2012. These benefits totaled $31,045 for Mr. Menke, $32,110 for Mr. Christie, $32,110 for Mr. Spanjers and $29,302 for Mr. Hunt.

In connection with the resignation of Mr. Trenary, the Company entered into a Consulting Agreement with him so as to secure for the Company the benefit of Mr. Trenary’s knowledge and experience in making the transition to his successor. Under the terms of that agreement, Mr. Trenary was obligated to provide certain consulting services to the Company for a period of two years, and was to receive compensation for those services substantially equivalent to the severance payments referenced above which Mr. Trenary would have received had he been eligible for severance payments on December 31, 2010.  (See the Company’s Current Report on Form 8-K filed on March 29, 2011.) Moreover, Mr. Shockey resigned on October 19, 2011 and would have received severance benefits pursuant to his Compensation Agreement. (See the Company’s Current Report on Form 8-K filed on October 25, 2011.  The Company rejected Mr. Trenary’s Consulting Agreement and Mr. Shockey’s Compensation Agreement in connection with the Company’s Chapter 11 bankruptcy filing on April 1, 2012.

The Company does not have employment contracts with any of its other executives.  Any severance benefits granted would be on a case-by-case basis.

401(k) Plan

The Pinnacle Airlines, Inc. Savings Plan (the “Savings Plan”) is a defined contribution plan covering substantially all employees of Pinnacle Airlines, Inc. and Pinnacle Airlines Corp.  Each year, participants may contribute a portion of their pretax annual compensation, as defined in the Savings Plan, subject to Internal Revenue Code limitations.  Participants may also contribute amounts representing distributions from other qualified plans.  Participants who have attained age 50 before the end of the plan year are eligible to make catch-up contributions.

The Company’s match for participants who are not represented for purposes of collective bargaining, including executive officers, is based on the following table:

Employee Contribution	Company Match
First 3%	Dollar for dollar, or 100%
Next 3%	Matched at 67%

Effective March 1, 2009 the Company suspended its Savings Plan match for all non-pilot employees.  Accordingly, the amount in the NEOs’ “All Other Compensation” column of the Summary Compensation Table for 2009 only reflects a matching 401(k) contribution for the first quarter of 2009.  Effective January 1, 2010, the Company resumed providing the matching 401(k) contribution at the same percentages set forth above.

Perquisites and Other Benefits

The Company grants certain perquisites to its executives that are not available to other employees.  During 2011, the amount of perquisites (excluding the annual wellness visit to the Mayo Clinic) did not exceed $10,000 in the aggregate for any of the NEOs.

Flight Benefits

Each of the NEOs and certain other officers of the Company receive flight benefits on Pinnacle Airlines, Inc. and Delta Air Lines flights.  These benefits permit positive space travel by the executive and the executive’s family.  Such flight benefits for personal travel represent taxable income for each executive at a value determined by the Company in accordance with industry standards.  Our capacity purchase agreements with Delta provide for this benefit at no incremental cost to the Company.

Other Perquisites

Other perquisites granted to the Company’s executive officers include an annual wellness visit to the Mayo Clinic, an annual membership to Delta’s SkyClub program, and complimentary parking at the Memphis International Airport.

EXECUTIVE COMPENSATION

The table below summarizes the total compensation paid or earned by each of the: (i) Chief Executive Officer; (ii) the former Chief Financial Officer; (iii) the former Chief Executive Officer, former Chief Financial Officer and former Chief Operating Officer; and (iv) the three other most highly compensated executive officers of the Company (the “Named Executive Officers” or “NEOs”) for the years ended December 31, 2011, 2010 and 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($) (4)	Option Awards ($) (4)	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Nonqual- ified Deferred Compen-sation Earnings(5)	Other Annual Compen-sation ($)(5)	Total ($)
Edward M. Christie, III(1)	2011	117,116	50,000(3)	240,353	—	35,158(3)	—	36,657	479,284
FORMER SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Brian T. Hunt	2011	205,000(6)	37,500	153,751	—		—	12,275	408,526
SENIOR VICE PRESIDENT AND GENERAL COUNSEL	2010	204,424	155,185	149,997	149,997	—	—	12,275	671,878
	2009	192,308	169,681	44,804(7)	44,804(7)	—	—	—	451,597

Peter D. Hunt(8)	2011	145,403(6)	—	198,746	—	—	—	12,275	356,424
FORMER VICE PRESIDENT AND CHIEF FINANCIAL OFFICER	2010	261,971	214,120	179,055	179,055	—	—	12,275	846,477
	2009	238,742	203,050	80,223(7)	80,223(7)	—	—	5,318	607,556

Sean E. Menke(9)	2011	201,058	129,247(3)	640,411	—	74,909(3)	—	—	1,045,625
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Robert K. Muhs, Jr. (10)	2011	198,786	—	99,395	—	—	—	12,275	310,456
FORMER SENIOR VICE PRESIDENT, OPERATIONS PINNACLE AIRLINES, INC.	2010	185,579	47,556	96,497	96,497	—	—	10,785	436,913

Douglas W. Shockey(11)	2011	226,582(6)	145,819	206,245	—	—	—	659,825	1,238,471
FORMER CHIEF OPERATING OFFICER AND PRESIDENT –AIRLINE SUBSIDIARIES	2010	272,401	194,425	196,226	196,226	—	—	12,275	871,552
	2009	261,631	192,688	87,916(7)	87,916(7)	—	—	2,818	632,969

John G. Spanjers(12)	2011	235,582	100,000(13)	112,502	—	—	—	9,260	457,344
SENIOR VICE PRESIDENT AND CHIEF OPERATING OFFICER

Philip H. Trenary(14)	2011	151,805(6)	88,371	425,008	—	—	—	1, 694,715	2,359,899
FORMER PRESIDENT AND CHIEF EXECUTIVE OFFICER	2010	419,789	388,620	379,835	379,835	—	—	12,275	1,580,354
	2009	379,837	360,081	170,180(7)	170,180(7)	—	—	2,337	1,082,615

(1)	Mr. Christie joined the Company on July 25, 2011 and resigned effective March 30, 2012.
(2)	The amounts shown represent payments under the Company’s Annual Management Bonus Plan.
(3)	Bonus payments and Non-Equity Incentive Plan payments to Messrs. Christie and Menke were made pursuant to their employment agreements.
(4)
Amounts shown do not reflect compensation actually received by the NEO. The values of the stock and option awards are based on the fair value as of the grant date of the award determined pursuant to FASB ASC 718.

(5)
For Messrs. Brian Hunt, Peter Hunt Robert Muhs and John Spanjers, the amounts shown represent the Company’s contributions to the Savings Plan. For Messrs. Trenary and Shockey, the amounts include severance payments made pursuant to their employment agreements.  For Mr. Christie, the amount includes a relocation reimbursement.  During 2011, the amount of perquisites did not exceed $10,000 in the aggregate for any one of the NEOs

(6)	Messrs. Trenary, Shockey, Peter Hunt and Brian Hunt did not receive a Base Salary increase in 2011.
(7)	2009 restricted stock and option grants were below target levels to minimize their dilutive effect, primarily because of the significant decline in the Company’s stock price during 2008.
(8)	Mr. Peter Hunt resigned from the Company on June 15, 2011.
(9)	Mr. Menke joined the Company effective June 29, 2011. He will resign effective June 1, 2012.
(10)	Mr. Muhs joined the Company on January 4, 2010 and resigned effective January 13, 2012.
(11)	Mr. Shockey resigned from the Company effective September 30, 2011.
(12)	Mr. Spanjers joined the Company on July 1, 2010.
(13)	Mr. Spanjers received a signing bonus in February 2011.
(14)	Mr. Trenary resigned as President and Chief Executive Officer effective March 24, 2011.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth summary information concerning the grants of plan-based awards to the NEOs during the year ended December 31, 2011.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number Of Shares Of Stock Units (#)	All Other Option Awards: Number Of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
		Threshold ($)	Target ($)	Maximum ($)	Thresh- old (#)	Target (#)	Maxi- mum (#)
Edward M. Christie, III(1)	7/25/2011	217,500	217,500	326,250	—	—	—	—	—	—	—
	7/25/2011	—	—	—	—	—	—	23,371	—	—	95,354
	7/25/2011	—	—	—	—	—	—	35,539	—	—	145,000

Brian T. Hunt	2/8/2011	76,877	153,754	192,192	—	—	—	—	—	—	—
	2/8/2011	—	—	—	—	—	—	21,384	—	—	153,751

Peter D. Hunt(5)	2/8/2011	99,372	198,744	248,430	—	—	—	—	—	—	—
	2/8/2011	—	—	—	—	—	—	27,642	—	—	198,746

Sean E. Menke	6/29/2011	425,000	425,000	531,250	—	—	—	—	—	—	—
	6/29/2011	—	—	—	—	—	—	46,028	—	—	215,411
	6/29/2011	—	—	—	—	—	—	90,812	—	—	425,000

Robert K. Muhs, Jr.(6)	2/8/2011	49,696	99,393	124,241	—	—	—	—	—	—	—
	2/8/2011	—	—	—	—	—	—	15,647	—	—	112,502

Douglas W. Shockey(7)	2/8/2011	103,124	206,248	257,810	—	—	—	—	—	—	—
	2/8/2011	—	—	—	—	—	—	28,685	—	—	206,245

John G. Spanjers	2/8/2011	56,250	112,500	140,625	—	—	—	—	—	—	—
	2/8/2011	—	—	—	—	—	—	15,647	—	—	112,502

Philip H. Trenary(8)	2/8/2011	212,503	425,006	531,258	—	—	—	—	—	—	—
	2/8/2011	—	—	—	—	—	—	59,111	—	—	425,008

(1)	Mr. Christie resigned effective March 30, 2012, and therefore, his non-equity plan award was forfeited. In addition, Mr. Christie’s stock award granted in 2011 was forfeited upon his resignation.
(2)
This column shows the range of payouts targeted for 2011 under the Company’s long-term cash plan as described in the section “Long-Term Incentive Compensation” in the Compensation Discussion and Analysis.   The Threshold amount for Messrs. Christie and Menke are guaranteed in their employment agreements.

(3)	There was no equity grant for 2011 due to the Company’s financial condition
(4)	The values of the stock awards are based on the fair value as of the grant date of the award determined pursuant to FASB ASC 718.
(5)
Mr. Hunt resigned from the Company effective June 15, 2011, and therefore, his non-equity plan award was forfeited.  In addition, Mr. Hunt’s stock award granted in 2011 was forfeited upon his resignation.

(6)
Mr. Muhs resigned from the Company effective January 13, 2012, and therefore, his non-equity plan award was forfeited.  In addition, Mr. Muhs’ stock award granted in 2011 was forfeited upon his resignation.

(7)	Mr. Shockey resigned from the Company effective September 30, 2011, and therefore, his non-equity plan award was forfeited.
(8)	Mr. Trenary resigned as President and Chief Executive Officer effective March 24, 2011.

OUTSTANDING EQUITY AWARDS AT YEAR-END

	Option Awards					Stock Awards
Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Number Of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares Or Units Of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Edward M. Christie, III(1)	—	—	—	—	—	58,910	48,306	—	—

Brian T. Hunt	—	—	—	—	—	39,645	32,509	—	—
	22,390(3)	11,195(3)	—	2.65	1/15/2019	—	—	—	—
	11,161(4)	22,321(4)	—	7.92	1/15/2020

Peter D. Hunt(5)	—	—	—	—	—	—	—	—	—

Sean E. Menke	—	—	—	—	—	136,840	112,209	—	—

Robert K. Muhs, Jr. (6)	—	—	—	—	—	21,946	917,996	—	—
	7,180(4)	14,360 (4)	—	7.92	1/15/2020	—	—	—	—

Douglas W. Shockey(7)	—	—	—	—	—	—	—	—	—

John G. Spanjers	—	—	—	—	—	15,647	12,831	—	—

Philip H. Trenary(8)	232,700(9)	—	—	14.00	3/24/2013	—	—	—	—
	64,533(10)	—	—	6.47	3/24/2013	—	—	—	—
	51,969(11)	—	—	16.76	3/24/2013	—	—	—	—
	59,683(12)	—	—	14.37	3/24/2013	—	—	—	—
	85,045(3)	—	—	2.65	3/24/2013
	84,785(4)	—	—	7.92	3/24/2013

(1)	Mr. Christie resigned from the Company effective March 30, 2012.
(2)	Market value was calculated using $0.82 the closing price of the Company’s common stock as reported on NASDAQ on December 31, 2011.
(3)	These options were granted on January 15, 2009 and vest in one-third increments over three years.
(4)	These options were granted on January 15, 2010 and vest in one-third increments over three years
(5)	Mr. Hunt resigned from the Company effective June 15, 2011. His unexercised stock options and unvested restricted stock awards were forfeited upon his resignation.
(6)	Mr. Muhs resigned from the Company effective January 13, 2012. His unexercised stock options will be forfeited on April 13, 2012. His unvested stock awards were forfeited effective January 13, 2012.
(7)	Mr. Shockey resigned from the Company effective September 30, 2011. His unexercised stock options were forfeited. His restricted stock awards vested upon his resignation.
(8)
Mr. Trenary resigned as President and Chief Executive Officer effective March 24, 2011. Equity awards to Mr. Trenary vested upon his resignation from the Company effective March 24, 2011, subject to certain conditions.

(9)	These options were granted on November 25, 2003 and are fully vested.
(10)	These options were granted on January 5, 2006 and are fully vested.
(11)	These options were granted on January 4, 2007 and are fully vested.
(12)	These options were granted on January 5, 2008 and are fully vested.

OPTION EXERCISES AND STOCK VESTED FOR 2011

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(3)
Edward M. Christie, III(1)	—	—	—	—
Brian T. Hunt	—	—	11,949	96,189
Peter D. Hunt(4)	40,091	25,919	22,041	178,754
Sean E. Menke(5)	—	—	—	—
Robert K. Muhs, Jr. (6)	—	—	4,062	32,699
Douglas W. Shockey(7)	—	—	80,415	360,741
John G. Spanjers(8)	—	—	—	—
Philip H. Trenary(9)	—	—	159,246	1,021,515

(1)	Mr. Christie joined the Company on July 25, 2011.
(2)	Value realized on exercise reflects the difference between the exercise price of the stock option and the underlying market price of the common stock at the time of exercise.
(3)	Value realized on vesting is determined by using number of shares vested multiplied by the closing market price of our common stock on the vesting date.
(4)	Mr. Hunt resigned from the Company on effective June 15, 2011.
(5)	Mr. Menke joined the Company on June 29, 2011.
(6)	Mr. Muhs joined the Company on January 4, 2010.
(7)	Mr. Shockey resigned from the Company effective September 30, 2011.
(8)	Mr. Spanjers joined the Company on July 1, 2010.
(9)	Mr. Trenary resigned as President and Chief Executive Officer effective March 24, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership by Certain Persons

The following table sets forth, as of May 11, 2012, information with respect to persons owning beneficially (to our knowledge) more than five percent of our common stock:

Name and Address of Beneficial Holder	Number of Shares	Percent of Class(1)

FMR LLC 82 Devonshire Street Boston, MA 02109	2,803,674	14.8%(2)

Nantahala Capital Management LlC 100 First Stamford Place, Second Floor Stamford, CT 06902	1,879,232	9.9%(3)

Wayne King, Ryan J. Morris, Meson Capital Partners, LP, Gregory Gerst and Gerst Capital Partners, LP, as a Group c/o Frederic Dorwart 124 East Fourth Street Tulsa, OK 74103	1,868,979	9.9%(4)

Apollo Capital Management, L.P. One Manhattanville Road Suite 201 Purchase, NY 10577	1,639,695	8.6%(5)

(1)	Based on 18,961,788 shares of common stock outstanding on May 11, 2012.
(2)
Pursuant to the instructions in Item 7 of Schedule 13G filed by FMR LLC on February 14, 2012, Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 2,803,674 shares of the Common Stock outstanding of the Company as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.  Edward C. Johnson III and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 2,803,674shares owned by the Funds.  Members of the family of Edward C. Johnson III, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC.  The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares.  Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Act of 1940, to form a controlling group with respect to FMR LLC.

(3)	Nantahala Capital Management LLC is an investment advisor, and not an Entity (as such term is defined in Treasury regulations Section 1.382-3(1))
(4)
(a)  Mr. King directly owns 761,879 shares of common stock (approximately 3.98%); (b) Mr. Morris beneficially owns and has voting and dispositive power over 13,200 shares (“Morris Shares”) of common stock (approximately 0.07%).  Meson Capital Partners, LP (“MCP LP”) owns 894,000 shares (“MCP LP Shares”) of common stock (approximately 4.67%).  As general partner of MCP LP, MCP LLC may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the MCP LP Shares.  MCP LLC does not own any shares of common stock directly and disclaims beneficial ownership of the MCP LP Shares.  As managing member of MCP LLC, Mr. Morris may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of ) any shares of common stock beneficially owned by MCP LLC.  Mr. Morris disclaims beneficial ownership of any shares of common stock beneficially owned by MCP LP.  MCP LLC, as an entity which is managed by Mr. Morris, may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the Morris Shares.  MCP LLC disclaims beneficial ownership of the Morris Shares; (c) Mr. Gerst directly owns 10,000 shares of common stock (approximately 0.052%).  Gerst Capital Partners, LP (“GCP”) owns 189,900 shares of common stock (approximately 0.99%).  Mr. Gerst disclaims beneficial ownership of any shares beneficially owned by GCP; and (d) The group that may have been deemed to be formed by Mr. King, Mr. Morris, MCP LP, Mr. Gerst and GCP may be deemed to beneficially own the 1,868,979 shares of common stock of the Company held by all of them combined (approximately 9.77% of the common stock of the Company), and each of them may be deemed to beneficially own the shares of each other.

(5)
This information is based on the Amendment to the Schedule 13G filed on February 10, 2011 by Apollo Value Management, L.P., which reported that as of December 31, 2010, it and its subsidiaries had shared power to vote or direct the vote and shared power to dispose or direct the disposition of the following numbers of shares:  Apollo Value Investment Master Fund, L.P., 402,832 shares; Apollo Value Management, L.P., 402,832 shares; Apollo Value Advisors, L.P., 402,832 shares; Apollo Value Management G.P., LLC, 402,382 shares; Apollo Value Capital Management, LLC, 402,832 shares; Apollo Strategic Value Master Fund, L.P., 654,368 shares; Apollo SVF Management, L.P., 1,176,863 shares; Apollo SVF Advisors, L.P., 654,368 shares; Apollo SVF Capital Management, LLC, 654,368 shares; Apollo SVF Management GP, LLC, 1,236,863 shares; Apollo Special Opportunities Managed Account, L.P., 349,369 shares;  Apollo SOMA Advisors, L.P. 349,369 shares; Apollo SOMA Capital Management GP, LLC, 349,369 shares; Apollo Capital Management, L.P., 1,639,695 shares; Apollo Capital Management, GP, LLC, 1,639,695 shares; Apollo Principal Holdings II, L.P., 1,406,569 shares; Apollo Principal Holdings II G.P., LLC, 1,406,569 shares; Lyxor/Apollo Distressed Fund Limited, 100,000 shares; Apollo Management Holdings, L.P., 1,639,695 shares; and Apollo Management Holdings GP, LLC, 1,639,695 shares.

Beneficial Ownership of Common Stock by Directors and Executive Officers

The following table shows, as of April 20, 2012, the number of shares of common stock beneficially owned by each of the Company's current directors and nominees, the NEOs, and all executive officers and directors as a group.  These individuals may be contacted at our executive offices:  One Commerce Square, 40 South Main Street, Memphis, Tennessee 38103.  Except as indicated below, each of the individuals has sole voting and investment power as to the owned securities.

Name of Beneficial Holder	Common Stock	Unvested Restricted Stock	Options Exercisable	Total	Percent of Class(1)

Edward M. Christie, III.	5,402	0	0	5,402	*
Brian T. Hunt	23,949	20,569	55,906	100,424	*
Peter D. Hunt	68,094	0	0	68,094	*
Sean E. Menke	11,285	121,497	0	132,782	*
Robert K. Muhs, Jr.	9,437	0	14,360	23,797	*
Douglas W. Shockey	75,533	0	0	75,533	*
John G. Spanjers	3,291	10,431	0	13,722	*
Philip H. Trenary	187,833(2)	0	578,715	766,547	4.0%

Directors:
Donald J. Breeding	14,111	4,561	36,268	54,940	*
Susan Coughlin	6,344	4,561	8,481	19,386	*
Ian Massey	8,606	4,561	13,110	26,277	*
James E. McGehee, Jr.	84,561	4,561	21,668	110,790	*
Thomas S. Schreier, Jr.	20,611(3)	4,561	39,168	64,340	*
R. Philip Shannon	15,261(4)	4,561	39,168	58,990	*
Alfred T. Spain	7,344	4,561	8,481	20,386	*
Nicholas R. Tomassetti	15,111	4,561	16,416	36,088	*

All directors and executive officers as a group (16 persons)(5)	556,775	240,103	831,741	1,628,618	8.3%

*	Indicates ownership of less than one percent of the outstanding shares of common stock of the Company.
(1)	Based on 18,961,788 shares of common stock outstanding on May 11, 2012.
(2)	Includes 1,400 shares held in trust for Mr. Trenary's wife.
(3)	Includes 4,500 shares held by Mr. Schreier's children.
(4)	Includes 550 shares held by Mr. Shannon's wife.
(5)
The Company’s Corporate Governance Guidelines require that each Director own at least the number of shares of stock (or rights to restricted stock or options) in the Company equal to the highest number of such shares, rights or options (in the aggregate) granted to such Director in 2007 or in any single subsequent year. The NEOs are required to own at least the number of shares of stock in the Company equal to at least the amount of their targeted annual stock LTI grant.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Audit Committee, pursuant to the Audit Committee Charter, is authorized to review and approve or disapprove any proposed related-party transaction regardless of dollar amount, within the meaning of Item 404(a) of Regulation S-K promulgated by the SEC.  Under the Audit Committee Charter, transactions in which a related person has a direct or indirect material interest are subject to review and approval or disapproval.  Under the Audit Committee’s policies, the Audit Committee will approve such a transaction only if it determines that the transaction is in the best interest of the Company.

In considering a related party transaction, the Audit Committee will consider all relevant factors, including as applicable (i) the Company’s business rationale for entering into the transaction; (ii) the alternatives to entering into a related person transaction; (iii) whether the transaction is on terms comparable to those available to third parties, or in the case of employment relationships, to employees generally; (iv) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; and (v) the overall fairness of the transaction to the Company.

The Audit Committee will periodically monitor the transaction to ensure that there are no changed circumstances that would render it advisable for the Company to amend or terminate the transaction.  Management or the affected director or executive officer is to bring the matter to the attention of the Audit Committee.  If a member of the Audit Committee is involved in the transaction, he or she will be recused from all discussions and decisions about the transaction.

Since January 1, 2011, no financial transactions were disclosed or proposed through the Company’s process for review, approval or ratification of transactions with related persons in which (i) the Company was or is to be a participant, and (ii) any related person had or will have a direct or indirect material interest.

Under the Company’s Corporate Governance Guidelines, a majority of the Company’s directors must be independent as determined under the criteria for independence established by the NASDAQ Stock Market (“NASDAQ”).  No director will be deemed to be independent unless the Board of Directors affirmatively determines that the director has no material relationship with the Company, directly or as an officer, share owner or partner of an organization that has a relationship with the Company.  The Board observes all criteria for independence established by NASDAQ listing standards and other applicable governing laws and regulations.

In its annual review of director independence, the Board considers all commercial, banking, consulting, legal, accounting, charitable or other business relationships any director may have with the Company.  As a result of this annual review, the Board has determined that all of the directors are independent, except for Mr. Menke who is not independent because of his position as President and Chief Executive Officer of the Company.

Item 14.  Principal Accountant Fees and Services

All services provided by E&Y during the fiscal year 2011 were pre-approved by the Audit Committee.  The aggregate fees billed by E&Y for various services provided during 2011 and 2010 were:

Type of Fees	2011	2010
Audit Fees	$1,600,000(1)	$1,578,368(2)
Audit-Related Fees	-	$75,000
Tax Fees	-	-
All Other Fees	-	-
Total	$1,600,000	$1,653,368
(1) Estimate of total fees for 2011 audit.
(2) Includes fees for a 2009 audit and a review of the six months ending June 30, 2010 of Mesaba Aviation, Inc.’s financial statements.

In the above table, in accordance with SEC definitions and rules, "audit fees" are fees billed to the Company for professional services for the audit of the Company's consolidated financial statements included in Form 10-K and review of financial statements included in Forms 10-Q, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements; "tax fees" are fees billed for tax compliance, tax advice and tax planning; and "all other fees" are fees billed for any services not included in the first three categories.  Audit fees in 2011 and 2010 included billings of E&Y related to its annual audit of the Company's financial statements, review of the Company's quarterly financial statements and audit of the effectiveness of the Company’s internal control over financial reporting.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report

1.	The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm:

i)	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

ii)	Consolidated Balance Sheets as of December 31, 2011 and 2010

iii)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

iv)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

v)	Notes to Consolidated Financial Statements

2.      Financial Statement Schedule:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	Page 114
Schedule II—Valuation and Qualifying Accounts	Page 115
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

Pinnacle Airlines Corp.
(Registrant)

	By:	/s/ Sean E. Menke
	Name:	Sean E. Menke
May 31, 2012	Title:	President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 31, 2012.

Signature	Title
/s/ Sean E. Menke	President, Chief Executive Officer and Director
Sean E. Menke	(Principal Executive Officer)

/s/ Anthony D. McDuffie	Principal Accounting Officer
Anthony D. McDuffie

/s/ Donald J. Breeding	Chairman, Director
Donald J. Breeding

/s/ Susan M. Coughlin	Director
Susan M. Coughlin

/s/ Ian Massey	Director
Ian Massey

/s/ James E. McGehee, Jr.	Director
James E. McGehee, Jr.

/s/ Thomas S. Schreier, Jr.	Director
Thomas S. Schreier, Jr.

/s/ R. Philip Shannon	Director
R. Philip Shannon

/s/ Alfred T. Spain	Director
Alfred T. Spain

/s/ Nicholas R. Tomassetti	Director
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

3.2	Certificate of Correction Filed to Correct a Certain Error in the Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the S-1)
3.3	Amended and Restated Bylaws, dated January 14, 2003, of the Registrant (Incorporated by reference to the S-1)
4.1	Specimen Stock Certificate (Incorporated by reference to the S-1)
4.2	Rights Agreement between the Registrant and EquiServe Trust Company, N.A., as Rights Agent (Incorporated by reference to the S-1)
10.2#	Sublease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.2.1#	Form of First Amendment to Sublease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.3#	Engine Lease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.3.1#	Form of First Amendment to Engine Lease Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.8†	Pinnacle Airlines Corp. 2003 Stock Incentive Plan (Incorporated by reference to the S-1)
10.9†	Form of Incentive Stock Option Agreement for options granted under the Pinnacle Airlines Corp. 2003 Stock Incentive Plan (Incorporated by reference to the S-1)
10.10†	Pinnacle Airlines, Inc. Annual Management Bonus Plan (Incorporated by reference to the S-1)
10.11	Amended and Restated Sublease Agreement dated as of January 14, 2003 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (SBN Facilities) (Incorporated by reference to the S-1)
10.12	Sublease Agreement dated as of August 1, 2002 between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (TYS Facilities) (Incorporated by reference to the S-1)
10.13	Form of Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (DTW Facilities) (Incorporated by reference to the S-1)
10.14	Form of Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MEM Facilities) (Incorporated by reference to the S-1)
10.15	Form of Amended and Restated Facilities Use Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (MSP Facilities) (Incorporated by reference to the S-1)
10.18	Lease Guaranty issued by the Registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.19	Sublease Guaranty issued by the Registrant to Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.23	Form of Amended and Restated Ground Handling Agreement between Pinnacle Airlines, Inc. and Northwest Airlines, Inc. (Incorporated by reference to the S-1)
10.31†	Form of Indemnity Agreement between the Registrant and its directors and officers (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 1, 2006)
10.41#
Amended and Restated Airline Services Agreement by and among Pinnacle Airlines, Inc., the Registrant, and Northwest Airlines, Inc., dated December 15, 2006, effective as of January 1, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 8, 2007)

10.42#
Amendment No. 1 dated as of November 21, 2007 to the Amended and Restated Airline Services Agreement by and among Pinnacle Airlines, Inc., the Registrant, and Northwest Airlines, Inc., dated December 15, 2006 (Incorporated by reference to the Registrant’s Form 10-K filed on March 17, 2008)

10.43#
CF34-3B1 Engine Hourly Rate Program Repair and Services Agreement between Northwest Airlines, Inc. and Standard Aero Ltd., dated as of September 1, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 17, 2008)

Exhibit
Number                      Description
10.50
Stock Purchase Agreement, dated as of January 18, 2007, by and among Colgan Air, Inc. and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2007)

10.60#
Capacity Purchase Agreement between Continental Airlines, Inc., the Registrant, and Colgan Air, Inc., dated as of February 2, 2007 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 2, 2007)

10.61#
Purchase Agreement between Bombardier Inc. and the Registrant, relating to the purchase of twenty-five (25) Bombardier Q400 series aircraft, dated as of February 17, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 17, 2008)

10.62#
Form of Loan Agreement, between the Registrant and Export Development Canada, for the financing of Q400 and CRJ-900 aircraft (Incorporated by reference to the Registrant’s Form 10-K filed on March 17, 2008)

10.65#
Delta Connection Agreement among Delta Air Lines, Inc., the Registrant, and Pinnacle Airlines, Inc., dated as of April 27, 2007 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 2, 2007)

10.66#
Purchase Agreement between Bombardier Inc. and Pinnacle Airlines, Inc, relating to the purchase of sixteen (16) Bombardier CRJ-900 series aircraft, dated as of April 26, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 17, 2008)

10.73#
Third Amendment, dated as of January 13, 2009, to the Capacity Purchase Agreement between Continental Airlines, Inc., the Registrant, and Colgan Air, Inc., dated as of February 2, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2009)

10.74#	Loan Agreement, dated as of January 30, 2009, between Colgan Air, Inc., and Export Development Canada (Incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2009)
10.75#
Change Order No. 16, dated as of January 13, 2009, and Change Order No. 18, dated as of February 6, 2009, to the Purchase Agreement between Bombardier Inc. and the Registrant, relating to the purchase of Bombardier Q400 series aircraft, dated as of February 17, 2007 (Incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2009)

10.76#	United Express Agreement, dated as of November 1, 2008, between United Air Lines, Inc. and Colgan Air, Inc. (Incorporated by reference to the Registrant’s Form 10-K filed on March 12, 2009)
10.77#
Credit Agreement, dated as of July 30, 2009, by and Pinnacle Airlines, Inc. and Colgan Air, Inc., C.I.T. Leasing Corporation, and CIT Bank. (Incorporated by reference to the Registrant’s Form 10-Q filed on November 3, 2009)

10.78#	Purchase and Release Agreement, dated August 21, 2009 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 10, 2009)
10.79#
Second Amendment, dated August 20, 2010, to the Credit Agreement by and among Pinnacle Airlines, Inc., Colgan Air, Inc., C.I.T. Leasing Corporation, and CIT Bank, dated as of July 30, 2009 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 10, 2010)

10.80#
Second Amended and Restated Airline Services Agreement dated July 1, 2010, by and among the Registrant, Pinnacle Airlines, Inc., Mesaba Aviation, Inc., and Delta Air Lines, Inc. (Incorporated by reference to the Registrant’s Form 10-Q filed on November 10, 2010)

10.80†	Management Compensation Agreement, dated as of June 21, 2011, between Pinnacle Airlines Corp. and Sean E. Menke (Incorporated by reference to the Registrant’s Form 8-K filed on June 22, 2011)
10.81†	Management Compensation Agreement, dated as of July 7, 2011, between Pinnacle Airlines Corp. and Edward M. Christie, III (Incorporated by reference to the Registrant’s Form 8-K filed on July 8, 2011)
10.81#
First Amendment, dated July 1, 2010, to the Delta Connection Agreement by and among Delta Air Lines, Inc., the Registrant, and Pinnacle Airlines, Inc., dated as of April 27, 2007 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 10, 2010)

10.82#
Delta Connection Agreement among Delta Air Lines, Inc., the Registrant, Pinnacle Airlines, Inc., and Mesaba Aviation, Inc. dated and effective as of July 1, 2010 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 10, 2010)

10.83#
Saab 340 B+ Delta Connection Agreement among Delta Air Lines, Inc., the Registrant, and Mesaba Aviation, Inc. dated and effective as of July 1, 2010 (Incorporated by reference to the Registrant’s Form 10-Q filed on November 10, 2010)

Exhibit
Number                      Description
10.84#
Stock Purchase Agreement, dated as of July 1, 2010, by and among Delta Air Lines, Inc., the Registrant, Mesaba Aviation, Inc., and Pinnacle Airlines, Inc. (Incorporated by reference to the Registrant’s Form 10-Q filed on November 10, 2010)

10.85#
Promissory Note, dated as of July 1, 2010, issued by the Registrant, Pinnacle Airlines, Inc., and Mesaba Aviation, Inc. to Delta Air Lines, Inc. (Incorporated by reference to the Registrant’s Form 10-Q filed on November 10, 2010)

10.86#
Security and Pledge Agreement, dated as of July 1, 2010, by and among the Registrant, Mesaba Aviation, Inc., and Delta Air Lines, Inc. (Incorporated by reference to the Registrant’s Form 10-Q filed on November 10, 2010)

10.87#
Aircraft sale agreement, dated as of June 17, 2011, between Colgan Air, Inc. and Wells Fargo Bank Northwest, National Association (Incorporated by reference to the Registrant’s Form 10-Q filed on August 4, 2011)

10.87†	Consulting Agreement, dated as of March 10, 2011, by and between Philip H. Trenary and Pinnacle Airlines Corp. (Incorporated by reference to the Registrant’s Form 8-K filed on March 29, 2011)
10.88†	Consulting Agreement, dated as of April 4, 2011, by and between Alfred T. Spain and Pinnacle Airlines Corp. (Incorporated by reference to the Registrant’s Form 8-K filed on April 11, 2011)
10.88#
Aircraft Lease Agreement, dated as of June 17, 2011, between the lessor Wells Fargo Bank Northwest, National Association and the lessee, Colgan Air, Inc. (Incorporated by reference to the Registrant’s Form 10-Q filed on August 4, 2011)

10.89#
Guaranty, dated as of June 17, 2011 made by Pinnacle Airlines Corp. for the aircraft lease agreement, between Colgan Air, Inc. and Wells Fargo Bank Northwest, National Association (Incorporated by reference to the Registrant’s Form 10-Q filed on August 4, 2011)

10.89†	Consulting Agreement, dated as of April 4, 2011, by and between Donald J. Breeding and Pinnacle Airlines Corp. (Incorporated by reference to the Registrant’s Form 8-K filed on April 11, 2011)
10.90#
Equipment Mortgage and Security Agreement, dated as of June 24, 2011, between the grantor, Mesaba Aviation, Inc. and in favor of C.I.T. Leasing Corporation as collateral agent (Incorporated by reference to the Registrant’s Form 10-Q filed on August 4, 2011)

10.91
Supplement No. 1, dated as of June 24, 2011, to the Equipment Mortgage and Security Agreement, between the grantor Mesaba Aviation, Inc. and in favor of C.I.T. Leasing Corporation as collateral agent, dated as of June 24, 2011. (Incorporated by reference to the Registrant’s Form 10-Q filed on August 4, 2011)

10.92
Substitute Term Loan A Note, dated as June 24, 2011, between Pinnacle Airlines Inc., Colgan Air Inc., and Mesaba Aviation, Inc., C.I.T Leasing Corporation, and CIT Bank. (Incorporated by reference to the Registrant’s Form 10-Q filed on August 4, 2011)

10.93
Term Loan B Note, dated as of June 24, 2011, between Pinnacle Airlines Inc., Colgan Air, Inc., and Mesaba Aviation, Inc., C.I.T Leasing Corporation, and CIT Bank. (Incorporated by reference to the Registrant’s Form 10-Q filed on August 4, 2011)

10.94#
Third Amendment, dated June 24, 2011, to the Credit Agreement by and among Pinnacle Airlines, Inc., Colgan Air, Inc. and Mesaba Aviation, Inc., C.I.T. Leasing Corporation, and CIT Bank, dated as of July 30, 2009. (Incorporated by reference to the Registrant’s Form 10-Q filed on August 4, 2011)

10.95†	Release Agreement between Douglas W. Shockey and Pinnacle Airlines Corp. dated October 19, 2011 (Incorporated by reference to the Registrant’s Form 8-K filed on October 25, 2011)
10.96†	Management Compensation Agreement, dated as of October 1, 2011, between Pinnacle Airlines Corp. and John Spanjers (Incorporated by reference to the Registrant’s Form 8-K filed on December 2, 2011)
10.97†
Amended and Restated Management Compensation Agreement, dated as of November 30, 2011, between Pinnacle Airlines Corp. and Brian T. Hunt (Incorporated by reference to the Registrant’s Form 8-K filed on December 2, 2011)

10.98†
Amended and Restated Management Compensation Agreement, dated as of November 30, 2011, between Pinnacle Airlines Corp. and Sean E. Menke (Incorporated by reference to the Registrant’s Form 8-K filed on December 2, 2011)

10.100†
Amended and Restated Management Compensation Agreement, dated as of March 20, 2012, between Pinnacle Airlines Corp. and Sean E. Menke (Incorporated by reference to the Registrant’s Form 8-K filed on March 20, 2012)

Exhibit
Number                      Description
10.101†
Amended and Restated Management Compensation Agreement, dated as of March 20, 2012, between Pinnacle Airlines Corp. and John Spanjers (Incorporated by reference to the Registrant’s Form 8-K filed on March 20, 2012)

10.102†
Amended and Restated Management Compensation Agreement, dated as of April 19, 2012, between Pinnacle Airlines Corp. and John Spanjers (Incorporated by reference to the Registrant’s Form 8-K filed on April 19, 2012)

10.103*#
Term Sheet between Pinnacle Airlines Corp., Colgan Air, Inc., United Air Lines, Inc., Continental Airlines, Inc. and Export Development Canada, Related to Principal Terms and Conditions for Post-Petition Operation and Return of Q400 and Q400 NG Aircraft

10.104*#
Term Sheet between Pinnacle Airlines Corp., Colgan Air, Inc., United Air Lines, Inc., Continental Airlines, Inc. and Export Development Canada, Related to Principal Terms and Conditions for Orderly Wind-Down of Post-Petition Regional Air Services

10.105*#	Third Amended and Restated Airline Services Agreement, by and among Pinnacle Airlines Corp., Pinnacle Airlines, Inc., and Delta Air Lines, Inc., dated as of April 1, 2012
10.106*#	Amended And Restated 2010 Delta Connection Agreement, by and among Pinnacle Airlines Corp., Pinnacle Airlines, Inc., and Delta Air Lines, Inc., dated as of April 1, 2012
10.107*#	Second Amendment, dated as of April 1, 2012, to the Delta Connection Agreement among Delta Air Lines, Inc., Pinnacle Airlines Corp., and Pinnacle Airlines, Inc., dated as of April 27, 2007
10.108*#	Setoff and Mutual Release Agreement, dated as of April 1, 2012, by and among Delta Air Lines, Inc., Pinnacle Airlines Corp., Pinnacle Airlines, Inc., and Mesaba Aviation, Inc.
10.109*	Debtor-in-Possession Financing Commitment Letter, dated as of April 23, 2012, between Delta Air Lines, Inc. and Pinnacle Airlines Corp.
10.110*#	Binding Letter of Intent, dated as of February 1, 2012, between Pinnacle Airlines Corp., Colgan Air, Inc., United Air Lines, Inc., and Continental Airlines, Inc.

21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Principal Accounting Officer
32*	Certifications of CEO and Principal Accounting Officer

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†	Management contract or compensatory plan or arrangement
#
Certain portions have been omitted, which are noted by the symbol [***]. The Company has filed and requested confidential treatment for non-public information with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pinnacle Airlines Corp. (Debtor and Debtor-in-Possession)

We have audited the consolidated financial statements of Pinnacle Airlines Corp. (Debtor and Debtor-in-Possession) (the Company) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and have issued our report thereon dated May 31, 2012  (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K.  This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s bankruptcy filing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Memphis, Tennessee
May 31, 2012

Schedule II
Pinnacle Airlines Corp.
Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 2011
Allowance deducted from asset accounts:
Allowance for doubtful accounts	$85	$43	$-	$(43)	$85
Allowance for obsolete inventory parts	6,682	6,735	19	-	13,436

Year Ended December 31, 2010
Allowance deducted from asset accounts:
Allowance for doubtful accounts	213	98	-	(226)	85
Allowance for obsolete inventory parts	4,749	1,933	-	-	6,682

Year Ended December 31, 2009
Allowance deducted from asset accounts:
Allowance for doubtful accounts	135	167	-	(89)	213
Allowance for obsolete inventory parts	4,213	1,396	-	(860)	4,749